Form 10QSB
period 2000-12-31
KEYSTONE MINES LTD
filed 2001-02-06
CIK 1125051

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from to

                  COMMISSION FILE NUMBER 333-46886

                      KEYSTONE MINES LIMITED
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0467848
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                         1040 West Georgia
                            Suite 1160
                    Vancouver, British Columbia
                          Canada V6E 4H1
              (Address of principal executive offices)

                          (604) 605-0885
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 5,000,000

=====================================================================

                               PART I
ITEM 1.   FINANCIAL STATEMENTS

Board of Directors
Keystone Mines Limited
Vancouver, BC  CANADA

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Keystone Mines Limited (an exploration stage enterprise), as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and six months ended December 31, 2000, and for the period from June 26, 2000 (inception) to December 31, 2000. All information included in these financial statements is the representation of the management of Keystone Mines Limited.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 9, 2001

                       KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                           BALANCE SHEETS

                                             December 31,  June 30,
                                                2000        2000
                                             (Unaudited)  (Restated)
ASSETS

CURRENT ASSETS
 Cash                                        $        77   $     -
                                             -----------   ---------
     Total Current Assets                             77         -
                                             -----------   ---------
OTHER ASSETS
 Mining claims                                        27         -
 Prepaid expenses                                    -           682
                                             -----------   ---------
     Total Current Assets                             27         682
                                             -----------   ---------
TOTAL ASSETS                                 $       104   $     682
                                             ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                            $    10,975   $     -
 Related party payables                           13,152         400
                                             -----------   ---------
     Total Current Liabilities                    24,127         400
                                             -----------   ---------
COMMITMENTS AND CONTINGENCIES                        -           -
                                             -----------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, 100,000,000 shares authorized,
  $0.00001 par value; 5,000,000 shares
  issued and outstanding                              50          50
 Additional paid-in-capital                      499,950     499,950
 Stock subscriptions receivable                      -          (795)
 Deficit accumulated during
  exploration stage                             (524,023)   (498,923)
                                             -----------   ---------
Total Stockholders' Equity (Deficit)             (24,023)        282
                                             -----------   ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $       104   $     682
                                             ===========   =========





       See accompanying notes and accountant's review report.

                       KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS


                                                                From
                         Three Months   Six Months  From        6-26-00
                         Ended          Ended       6-26-00     (Inception)
                         12-31-00       12-31-00    (Inception) to 12-31-00
                         (Unaudited)    (Unaudited) (Restated)  (Unaudited)

REVENUES                 $        -     $     -   $      -       $     -
                         ------------   --------- ----------     ---------
EXPENSES
 Accounting expenses              975       3,727        -           3,727
 Consulting services
  provided by directors           -           -      498,523       498,523
 Mining exploration
  expense                         -         1,337        -           1,337
 Legal expenses                10,000      20,000        -          20,000
 Filing fees                      -           -          400           400
 Office expense                    15          56        -              56

     TOTAL EXPENSES            10,990      25,120    498,923       524,043
                         ------------   --------- ----------     ---------
LOSS FROM OPERATIONS          (10,990)    (25,120)  (498,923)     (524,043)
                         ------------   --------- ----------     ---------
OTHER INCOME (EXPENSE)
 Miscellaneous income             -            20        -              20
                         ------------   --------- ----------     ---------
     TOTAL OTHER INCOME           -            20        -              20
                         ------------   --------- ----------     ---------
LOSS BEFORE INCOME TAXES      (10,990)    (25,100)  (498,923)     (524,023)
INCOME TAXES                      -           -          -             -
                         ------------   --------- ----------     ---------
NET LOSS                 $    (10,990)  $ (25,100)$ (498,923)    $(524,023)
                         ============   ========= ==========     =========
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED        $        nil   $     nil $    (0.10)    $   (0.10)
                         ============   ========= ==========     =========
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED           5,000,000   5,000,000  5,000,000     5,000,000
                         ============   ========= ==========     =========







         See accompanying notes and accountant's review report.

                         KEYSTONE MINES LIMITED
                    (AN EXPLORATION STAGE ENTERPRISE)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                           Deficit                Total
                                           Accumulated Stock      Stock-
               Common Stock     Additional During the  Sub-       holders'
               Number           Paid-in    Exploration scriptions Equity
               of Shares Amount Capital    Stage       Receivable (Deficit)

Issuance of
 common stock
 for services
 and in payment
 of advances
 at            5,000,000 $  50 $  499,950 $       -    $  (795) $  499,205
approximately
 $0.10 per share

Loss for period
 ending, 6-30-00     -     -          -      (498,923)     -      (498,923)
               --------- ----- ---------- -----------  -------  ----------
Balance, 6-30-00,
 restated      5,000,000    50    499,950    (498,923)    (795)        282

Payment of
 subscriptions
 receivable          -     -          -           -        795         795

Loss for the
 six months
 ended
 12-31-00            -     -          -       (25,100)     -       (25,100)
               --------- ----- ---------- -----------  -------  ----------
Balance,
 12-31-00
 (Unaudited)   5,000,000 $  50 $  499,950 $  (524,023) $   -    $  (24,023)
               ========= ===== ========== ===========  =======  ==========











       See accompanying notes and accountant's review report.

                       KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS
                                             From         From
                                Six Months   6-26-00      6-26-00
                                Ended        (Inception)  (Inception)
                                12-31-00     to 6-30-00   to 12-31-00
                                (Unaudited)  (Restated)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                     $  (25,100)  $  (498,923)  $ (524,023)
 Adjustments to reconcile net
  loss to cash provided (used)
  in operating activities:
 Increase in related party
  payables                        12,752           400       13,152
 Decrease (increase) in
  prepaid expenses                   682          (682)         -
 Increase in mining claims           (27)          -            (27)
 Increase in accounts payable     10,975           -         10,975
 Payment of expenses from
  issuance of stock                  -         499,840      499,840
                              ----------   -----------   ----------
Net cash provided (used) in
 operating activities               (718)          635          (83)
                              ----------   -----------   ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                          -             -            -
                              ----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stock subscriptions
  (sold) paid                        795          (795)         -
 Proceeds from advances              -             160          160
                              ----------   -----------   ----------
Net cash provided (used) by
 financing activities                795          (635)         160
                              ----------   -----------   ----------
Change in cash                        77           -             77
Cash, beginning of period            -             -            -
                              ----------   -----------   ----------
Cash, end of period           $       77   $       -     $       77
                              ==========   ===========   ==========
Supplemental cash flow disclosures:
Interest paid                 $      -     $       -     $      -
                              ==========   ===========   ==========
Income taxes paid             $      -     $       -     $      -
                              ==========   ===========   ==========
Non-cash transactions:
 Stock issued in payment of consulting
  and other expenses          $      -     $   499,840   $  499,840
                              ==========   ===========   ==========
 Stock issued in payment
  of advances                 $      -     $       133   $      133
                              ==========   ===========   ==========
 Stock issued in payment of
  mining claims               $      -     $        27   $       27
                              ==========   ===========   ==========
       See accompanying notes and accountant's review report.

                      KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENT
                         December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Keystone Mines Limited (hereinafter "the Company") was incorporated on June 26, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Vancouver, British Columbia. The Company's fiscal year end is June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Statements
The interim financial statements as of December 31, 2000 and for the six months ended December 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                      KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENT
                         December 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $77 as of December 31, 2000. This account is not insured.

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement, SFAS No. 121, titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

                      KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENT
                         December 31, 2000

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

Provision for Taxes
At December 31, 2000, the Company had accumulated net operating losses of approximately $520,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $524,023 for the period of June 26, 2000 (inception) to December 31, 2000 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                      KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENT
                         December 31, 2000


NOTE 3 - MINING CLAIMS

The Company, through Mr. Mike Muzylowski, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in four mining claims in the Greenwood Mining Division, Beaverdell, British Columbia, Canada.

Payment of $27 was required to record the four mining claims. This amount was paid by the shareholders and repaid by the Company in the form of stock. See Note 4. Although the claims are recorded in Mr. Muzylowski's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 4 - COMMON STOCK

During June 2000, a total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the Company's stock. The aforementioned shares were issued in payment of services of $499,840 and advances of $160. A portion of the shares was initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares was deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of December 31, 2000, the subscribed shares were paid in full.

NOTE 5 - RELATED PARTIES

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

                      KEYSTONE MINES LIMITED
                 (AN EXPLORATION STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENT
                         December 31, 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Foreign Operations
The accompanying balance sheet includes $104 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 7 - CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2000, have been restated to correct an error in the valuation of shares received by officers in June 2000. The effect of the restatement was to decrease net income for June 30, 2000 by $225,000 ($0.05 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their
nature, refer to future events.   You should not place undue
certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

      To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. What ever money we do raise, will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

      Since our inception, Mr. Muzylowski, has paid expenses from us in the total sum of $13,152, which included organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Muzylowski will accept repayment from us when money is available. We intend to repay the $13,152 loaned to us from the proceeds of our public offering.

     As of December 31, 2000, our total assets were $104 and our total liabilities were $24,127.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of February, 2001

                              KEYSTONE MINES LIMITED
                              (Registrant)

                              By:  /s/ Mike Muzylowski
                                   Mike Muzylowski, President
                                   Treasurer, Principal Accounting
                                   Officer and a member of the Board
                                   of Directors