Form 10QSB
period 2001-03-31
KEYSTONE MINES LTD
filed 2001-05-15
CIK 1125051

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-46886

KEYSTONE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 6,011,200

=====================================================================

Board of Directors
Keystone Mines Limited
Vancouver, BC CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Keystone Mines Limited (an exploration stage enterprise), as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three and nine months ended March 31, 2001, and for the period from June 26, 2000 (inception) to March 31, 2001. All information included in these financial statements is the representation of the management of Keystone Mines Limited.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 30, 2001

KEYSTONE MINES LIMITED (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
		March 31, 2001 (Unaudited)		June 30, 2000 (Restated)
ASSETS
CURRENT ASSETS
Cash	$	__96,291	$	_______ -
Total Current Assets		__96,291		_______-
OTHER ASSETS
Mining claims		27		-
Prepaid expenses		_______-		____682
Total Other Assets		______27		____682

TOTAL ASSETS		$96,318 =======		$682 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		$10,951		$-
Related party payables		__13,152		____400
Total Current Liabilities		__24,103		_____400
COMMITMENTS AND CONTINGENCIES		_______-		_______-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,011,200 and 5,000,000 shares issued and outstanding, respectively		60		50
Additional paid-in capital		601,060		499,950
Stock subscriptions receivable		-		(795)
Deficit accumulated during exploration stage		(528,903)		(498,923)
Total Stockholders' Equity		__72,217		_____282
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$96,320 =======		$682 =======

See accompanying notes and accountant's review report.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
		Three Months Ended March 31, 2001 (Unaudited)		Nine Months Ended March 31, 2001 (Unaudited)		From June 26, 2000 (Inception) to June 30, 2000 (Restated)		From June 26, 2000 (Inception) to March 31, 2001 (Unaudited)
REVENUES	$	_______-	$	_______-	$	_______-	$	_______-
EXPENSES
Consulting services provided by directors		-		-		498,523		498,523
Mining exploration expense		-		1,337		-		1,337
Legal and Accounting		3,917		27,644		-		27,644
Filing fees		-		-		400		400
General and Administrative		578		634		-		634
Rent		____385		____385		_______-		____385
TOTAL EXPENSES		___4,880		__30,000		_498,923		_528,923
LOSS FROM OPERATIONS		__(4,880)		_(30,000)		(498,923)		(528,923)
OTHER INCOME (EXPENSE)
Miscellaneous income		_______-		_____20		_______-		_____20
TOTAL OTHER INCOME		_______-		_____20		_______-		_____20
LOSS BEFORE INCOME TAXES		(4,880)		(29,980)		(498,923)		(528,903)
INCOME TAXES		_______-		_______-		_______-		_______-
NET LOSS		$(4,880) ========		$(29,980) ========		$(498,923) ========		$(528,903) ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =======	$	nil =======		$(0.10) =======		$(0.10) ========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		5,458,940 =======		5,152,980 =======		5,000,000 =======		5,152,980 =======

See accompanying notes and accountant's review report.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable		Total Stockholders' Equity (Deficit)
	Common Stock
	Number Of Shares	Amount

Issuance of common stock for services and in payment of advances at approximately $0.10 per share	5,000,000	$50	$499,950	$-		$(795)	$499,205

Loss for period ending, June 30, 2000	________-	________-	________-	_(498,923)		________-	_(498,923)

Balance, June 30, 2000, restated	5,000,000	50	499,950	(498,923)		(795)	282

Payment of subscriptions receivable	-	-	-	-		795	795

Sale of common stock for cash at $0.10 per share	1,011,200	10	101,110	-		-	101,120

Loss for the nine months ended ended March 31, 2001	_______-	_______-	________-	__(29,980)		_______-	__(29,980)

Balance, March 31, 2001 (Unaudited)	6,011,200 =======	$60 ========	$601,060 ========	$(528,903) ========	$	- ========	$72,217 ========

See accompanying notes and accountant's review report.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2001 (Unaudited)		From June 26, 2000 (Inception) to June 30, 2000 Restated)		From June 26, 2000 (Inception) to March 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(29,980)		$(498,923)		$(528,903)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Increase in related party payables		12,752		400		13,152
Decrease (increase) in prepaid expenses		682		(682)		-
Increase in mining claims		(27)		-		(27)
Increase in accounts payable		10,950		-		10,950
Payment of expenses from issuance of stock		_______-		_499,840		_499,840
Net cash provided (used) in operating activities		__(5,623)		_____635		__(4,988)
CASH FLOWS FROM INVESTING ACTIVITIES		_______-		_______-		_______-
CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions (sold) paid		795		(795)		-
Proceeds from advances		-		160		160
Issuance of common stock		_101,120		_______-		_101,120
Net cash provided (used) by financing activities		_101,915		____(635)		_101,280
Change in cash		96,292		-		96,292
Cash, beginning of period		_______-		_______-		_______-
Cash, end of period		$96,292 =======	$	- =======		$96,292 =======
Supplemental cash flow disclosures:
Interest paid	$	- =======	$	- =======	$	- =======
Income taxes paid	$	- =======	$	- =======	$	- =======
Non-cash investing and financing transactions:
Stock issued in payment of consulting and other expenses		$-		$499,840		$499,840
Stock issued in payment of advances		$-		$133		$133
Stock issued in payment of mining claims		$-		$27		$27

See accompanying notes and accountant's review report.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The interim financial statements as of March 31, 2001 and for the nine months ended March 31, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturities of three months or less to be cash equivalents.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Valuation

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has elected to value foreign currency transactions on the date the transaction concludes. The conversion is calculated by multiplying the foreign currency value by the exchange rate at the close of the nearest trading day.

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $96,292 March 31, 2001. This account is not insured.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash and payables approximate their fair value.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement, SFAS No. 121, titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001 .

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

At March 31, 2001, the Company had accumulated net operating losses of approximately $528,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $29,980 for the nine months ended March 31, 2001, $528,903 for the period of June 26, 2000 (inception) to March 31, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

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

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 3 - MINING CLAIMS (Continued)

Payment of $27 was required to record the four mining claims. This amount was paid by the shareholders and repaid by the Company in the form of stock. See Note 4. Although the claims are recorded in Mr. Muzylowski's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

NOTE 4 - COMMON STOCK

During June 2000, a total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the Company's stock. The aforementioned shares were issued in payment of services and repayment of expenses totalling $499,840 and advances of $160. A portion of the shares was initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares was deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of March 31, 2001, the subscribed shares were paid in full.

During the three months ended March 31, 2001, the Company proceeded with and initial public offering. It issued 1,011, 200 shares of common stock at $0.10 per share, raising $101, 120.

NOTE 5 - LEASES

On March 31, 2000, the Company entered into an office lease agreement with Callinan Mines Limited for a period of approximately three years. The agreement calls for reporting entities to pay Callinan for one-half of the total facility rent. This amount is evenly divided among the reporting entities. As of March 2000, the Company is responsible for $607 Canadian dollars per month. As of March 31, 2001, this was equivalent to approximately $385 U.S. per month. The lease expires on June 29, 2003. Total rent paid for the nine months ended March 31, 2001 was $385.

NOTE 6 - RELATED PARTIES

The Company occupies office space provided by Mr. Grenfal, its president, in his capacity as vice president and director of Callinan Mines Limited. On May 1, 2000, the Company entered into a lease agreement with Callinan for a period of approximately three years. See Note 4.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2001

NOTE 6 - RELATED PARTIES (Continued)

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 4.

In addition, Mr. Muzylowski, who has advanced $13,252 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has agreed to receive reimbursement when the Company has the appropriate cash flow for such reimbursement. The funds advanced are uncollateralized and non-interest bearing.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Foreign Operations

The accompanying balance sheet includes $96,318 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 8 - CORRECTION OF AN ERROR

The accompanying financial statements for June 30, 2000, have been restated to correct an error in the valuation of shares received by officers in June 2000. The effect of the restatement was to decrease net income for June 30, 2000 by $225,000 ($0.05 per share).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, the Company has been engaged in exploration and acquisition of mineral properties. The Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At March 31, 2001, there was positive working capital of $72,215 compared to deficit working capital of $(400) at June 30, 2000. This change is primarily the result of the Company's stock issuance proceeds of $101,110, more than offsetting increasing accounts payable and payment of related party loans.

At March 31, 2001, the Company's total assets of $96,318 consists of mainly cash. This compares favourably with the Company's assets at June 30, 2000 of $682, which consisted of $0 in cash.

At March 31, 2001, the Company's total liabilities increased to $24,103 from $400 at June 30, 2000, primarily reflecting a build-up of accounts payable of $10,951 related party payables of $12,752.

The Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, the Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

The Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

The Company posted losses of $4,880 and $30,000 for the three months and nine months ending March 31, 2001, respectively. The principal component of each loss was professional expenses.

Operating expenses for the nine months ending March 31, 2001 were $30,000, down almost $468,923 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $498,523 in the year ended June 30, 2000 and $0 thereafter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 8th day of May, 2001.

KEYSTONE MINES LIMITED
(The Registrant)

/s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.