Form 10KSB
period 2001-06-30
KEYSTONE MINES LTD
filed 2001-09-18
CIK 1125051

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-46886

KEYSTONE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0467848 (Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
(Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ] NO [ x ] Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. June 30, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on September 10, 2001 is $3,033,594. There are approximately 1,011,198 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: September 10, 2001 - 6,011,198 shares of Common Stock

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I

General

We were incorporated in the State of Nevada on June 26, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is located at 1160 - 1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage.

Background

In July 2000, Mike Muzylowski our President and a member of the board of directors, acquired one mineral property containing four mining claims in British Columbia, Canada by arranging the staking of the same through a third party, Mr. Lloyd Brewer. Mr. Brewer brought the property to Mr. Muzylowski who believed the property appeared to him to be promising. The property is sometimes referred to as the Peak property. Messrs Muzylowski and Civelli paid $1,344 to stake the claims. The claims are recorded in Mr. Muzylowski's name to a avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Muzylowski transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Muzylowski will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation which contains a board of directors a majority of which will have to be British Columbia residents. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Location and Access

The Peak property consists of four claims totaling approximately 250 acres. The property is located approximately 170 miles east of Vancouver, British Columbia, Canada and six miles north of Beaverdell, British Columbia, Canada in south-central British Columbia. There is a gravel access road to the property.

Physiography

The Peak property is relatively flat with an elevation ranging from 3,400 feet to 4,100 feet. A moderate climate allows for exploration to be carried out on a year round basis and there is ample timber and water on the site for all phases of exploration.

Property Geology

The major type of rock found on the property is quartz. Gold, silver and copper are found in quartz veins. We have determined that there are quartz veins on the property. We have not determined if there is any gold, silver or copper in the quartz veins. The property is underlain by rocks of the granite family.

Previous Exploration

We have been advised by independent sources that our property has been subjected to previous exploration. We have no knowledge of the extent of the exploration or the results thereof.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We have begun our exploration program and intend to proceed in the following three phases:

Phase 1 began with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $40,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* more extensive trenching
* more advanced geophysical work
* drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals . The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $70,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Status of Our Exploration Program

A work program consisting of soil and rock sampling as well as geological mapping/prospecting was carried out during a 4-day period, between June 20 and June 24, 2001 on the Peak #1 - #4 claims under the direct field supervision.

The purpose of the program was to test (via soil/rock sampling and geological mapping) for the presence of gold. To this end 2.7 miles of control grid were emplaced over the property. Geological mapping and prospecting was conducted over the entire property. A total of 104 soil samples were taken at 164 ft intervals along the control grid, and 16 rock samples were collected. All samples were analysed for gold and 28 other elements.

The majority of the target area within the property is covered by overburden. Outcrop is limited to less than ~5%.

A quartz vein was located on our property. The best value result from the analysis of the rock samples from this vein was 259 parts per billion gold. This was a disappointing result and far from the requirements of being economically exploitable.

The soil sampling program also failed to generate any useful information in our quest for gold on the Peak property. The presence of molybdenum was detected, however, and any further work on this property will focus on evaluating the molybdenum potential of our claims. Management will study the molybdenum market to determine if this is an economically valuable metal for us to be exploring for and will further analyse the results of our exploration before continuing any further work on the Peak property.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We are in compliance must comply with these laws. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not to disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We have secured all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Mike Muzylowski and Carlo Civelli, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs Muzylowski and Civelli, our officers and directors, who were compensated for their services. Messrs Muzylowski and Civelli do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. Messrs Muzylowski and Civelli are devoting 10% of their time to our operations. Mr. Civelli lives and works full-time in Switzerland. We do not believe Mr. Civelli=s full-time employment in Switzerland or each officer and director=s limited devotion of time to our business will have any adverse affect upon us.

Significant Related Events

On December 12, 2000, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On March 14, 2001, we completed our public offering by raising $101,120, we sold 1,011,198 shares of our common stock at an offering price of ten cents per share.

Risks Factors

1. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated in June 2000 and we have started our proposed business operations but not realized any revenues. We have operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $554,975. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate mineralized material
* our ability to generate revenues
* our ability to reduce exploration stage costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We are subject to risks inherent in the establishment of a new business enterprise.

We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

3. We have no known mineral reserves and if cannot find any we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot develop the mineral reserve, either because we do not have money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

4. Our officers and directors will devote only 10% of their time to our operations.

Our officers and directors have other interests. Because they have other interests, each will be devoting only 10% of their time to our operations.

5. Because we are small and do not have much capital, we must limit our exploration.

Because we are small and do not have much capital, we must limit our exploration. There are other larger exploration companies that could and probably would spend more time and money exploring our property.

6. We will have to suspend our exploration plans if we do not have access to all of the supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. Subsequent failure of our company will not have any adverse affect on our officers and directors while subsequent success will benefit them.

The subsequent failure of our company will not have any adverse affect upon Messrs Muzylowski or Civelli. The success of our operations could be beneficial to Messrs Muzylowski and Civelli.

8. We may not have enough money to complete our exploration.

We may not have enough money to complete the exploration of our property. If it turns our that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can=t raise it, we will have to suspend or cease operations.

9. Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies.

Our officers and directors have conflicts of interest in that they are officers and directors of other mining companies. In the future, if we decide to acquire a mining property which is also sought by one of the companies which Mr. Muzylowski or Mr. Civelli are officers or directors, a direct conflict of interest could result.

10. Because we are a penny stock, you may not be able to resell your shares.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

11. Messrs Muzylowski and Civelli control our company.

Messrs Muzylowski and Civelli own 5,000,000 shares and control us. As a result, Messrs Muzylowski and Civelli will be able to elect all of our directors and control our operations and your ability to cause a change in the course of our operations is eliminated. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board.

12. Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 5,000,000 shares of stock are owned by our two officers and directors. They paid an average price of $0.10 per share. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell there stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2. DESCRIPTION OF PROPERTIES.

In July 2000, Mike Muzylowski our President and a member of the board of directors, acquired four mineral properties containing eight mining claims in British Columbia, Canada. The claims are recorded in Mr. Muzylowski's name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located approximately 170 miles east of Vancouver, British Columbia, Canada and eleven miles east of Beaverdell, British Columbia, Canada in south-central British Columbia.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2001, we paid $1,839 for rent.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At June 30, 2001, no market existed for our securities and there is no assurance that if a regular trading market will develops, or if developed, that it will be sustained. On July 2, 2001, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "KSMN.@ On September 10, 2001 the bid price was $1.00 and the offer price was $5.00.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,011,198 shares of common stock outstanding as of September 10, 2001, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 10, 2001, there were 81 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On March 14, 2001, we completed our public offering by raising $101,120, we sold 1,011,198 shares of our common stock at an offering price of ten cents per share.

At June 30, 2001, we had positive working capital of $46,118 compared to deficit working capital of $(400) at June 30, 2000. This change is primarily the result of our stock issuance proceeds of $101,120, more than offsetting increasing accounts payable and payment of related party loans.

At June 30, 2001, our total assets of $48,917 consisted of mainly cash. This compares favorably with our assets at June 30, 2000 of $682, which consisted of $0 in cash.

At June 30, 2001, our total liabilities increased to $2,772 from $400 at June 30, 2000, primarily reflecting a build-up of accounts payable of $335 and related party payables of $2,437.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of its securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we can satisfy our cash requirement until December 2002 and will have to raise additional cash thereafter.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

We do not expect any significant changes in the number of our employees.

Results of Operations

Our Company posted losses of $56,052 for the year ending June 30, 2001. The principal components of the loss were professional expenses and increased mining exploration expense.

Operating expenses for the year ending June 30, 2001 were $56,052, down almost $442,871 from the short year ending June 30, 2000, primarily as a result of decreased executive compensation expenses, which were $498,523 in the year ended June 30, 2000 and $0 thereafter.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR=S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Keystone Mines Limited
Vancouver, BC CANADA

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of Keystone Mines Limited (an exploration stage enterprise), as of June 30, 2001 and 2000 and the related statements of operations, stockholders= equity and cash flows for the year ended June 30, 2001, for the period from June 26, 2000 (inception) to June 30, 2000, and for the period from June 26, 2000 (inception) to June 30, 2001. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mines Limited (an exploration stage enterprise) as of June 30, 2001 and 2000 and the related statements of operations, stockholders= equity and cash flows for the year ended June 30, 2001, for the period from June 26, 2000 (inception) to June 30, 2000, and for the period from June 26, 2000 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2, the Company has been in the exploration stage since its inception on June 26, 2000 and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 24, 2001

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30,		June 30,
	2001		2000
ASSETS
CURRENT ASSETS
Cash	$48,890 ------------	$	- ------------
Total Current Assets	48,890 ------------		- ------------

OTHER ASSETS
Mining claims	27		-
Prepaid expenses	- ------------		682 ------------
Total Other Assets	27 ------------		682 ------------

TOTAL ASSETS	$48,917 ========		$682 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$335		$-
Related party payables	2,437 ------------		400 ------------
Total Current Liabilities	2,772 ------------		400 ------------

COMMITMENTS AND CONTINGENCIES	- ------------		- ------------

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001par value; 6,011,198 and 5,000,000 shares issued and outstanding, respectively	60		50
Additional paid-in capital	601,060		499,950
Stock subscriptions receivable	-		(795)
Deficit accumulated during exploration stage	(554,975) ------------		(498,923) ------------
Total Stockholders' Equity	46,145 ------------		282 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$48,917 ========		$682 ========

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
		Year Ended June 30, 2001		From June 26, 2000 (Inception) to June 30, 2000		From June 26, 2000 (Inception) to June 30, 2001
REVENUES	$	- ------------	$	- ------------	$	- ------------

E X P E N S E S
Consulting services provided by directors		-		498,523		498,523
Mining exploration expense		4,597		-		4,597
Legal and accounting		31,437		-		31,437
General and administrative		5,653		400		6,053
Rent		1,839		-		1,839
Investor relations		5,558		-		5,558
Board of directors' expenses		3,939		-		3,939
Transfer fees		3,050 ------------		- ------------		3,050 ------------
TOTAL EXPENSES		56,072 ------------		498,923 ------------		554,995 ------------

LOSS FROM OPERATIONS		(56,072) ------------		(498,923) ------------		(554,995) ------------

OTHER INCOME (EXPENSE)
Miscellaneous income		20 ------------		- ------------		20 ------------
TOTAL OTHER INCOME		20 ------------		- ------------		20 ------------

LOSS BEFORE INCOME TAXES		(56,052)		(498,923)		(554,975)
INCOME TAXES		- ------------		- ------------		- ------------

NET LOSS		$(56,052) ========		$(498,923) ========		$(554,975) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED
	$	nil ========		$(0.10) ========		$(0.11) ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
		5,283,268 ========		5,000,000 ========		5,283,268 ========

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable		Total Stockholders' Equity

	Common Stock
	Number of Shares	Amount

Issuance of common stock for services and in payment of advances at approximately $0.10 per share
	5,000,000	$50	$499,950	$-		$(795)	$499,205

Loss for period ending June 30, 2000	- ------------	- ---------	- ------------	(498,923) ------------		- ------------	(498,923) ------------

Balance, June 30, 2000	5,000,000	50	499,950	(498,923)		(795)	282

Payment of subscriptions receivable	-	-	-	-		795	795

Sale of common stock for cash at $0.10 per share
	1,011,198	10	101,110	-		-	101,120

Loss for the year ended June 30, 2001	- ------------	- ---------	- ------------	(56,052) ------------		- ------------	(56,052) ------------

Balance, June 30, 2001	6,011,198 ========	$60 ======	$601,060 ========	$(554,975) ========	$	- ========	$46,145 ========

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2001		From June 26, 2000 (Inception) to June 30, 2000		From June 26, 2000 (Inception) to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(56,052)		$(498,923)		$(554,975)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Increase in related party payables		2,037		400		2,437
Decrease (increase) in prepaid expenses		682		(682)		-
Increase in mining claims		(27)		-		(27)
Increase in accounts payable		335		-		335
Payment of expenses from issuance of stock		- ------------		499,840 ------------		499,840 ------------
Net cash provided (used) in operating activities		(53,025) ------------		635 ------------		(52,390) ------------

CASH FLOWS FROM INVESTING ACTIVITIES		- ------------		- ------------		- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions (sold) paid		795		(795)		-
Proceeds from advances		-		160		160
Issuance of common stock		101,120 ------------		- ------------		101,120 ------------

Net cash provided (used) by financing activities		101,915 ------------		(635) ------------		101,280 ------------

Change in cash		48,890		-		48,890
Cash, beginning of period		- ------------		- ------------		- ------------

Cash, end of period		$48,890 ========	$	- ========		$48,890 ========

Supplemental cash flow disclosures:
Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- =========

Non-cash investing and financing transactions:
Stock issued in payment of consulting and other expenses		$-		$499,840		$499,840
Stock issued in payment of advances		$-		$133		$133
Stock issued in payment of mining claims		$-		$27		$27

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

Keystone Mines Limited (hereinafter Athe Company@) was incorporated on June 26, 2000 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Vancouver, British Columbia. The Company=s fiscal year end is June 30.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Foreign Currency Valuation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders= equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account is a business checking account maintained in U.S. dollars, which totaled $48,890 June 30, 2001. This account is not insured.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash and payables approximate their fair value.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement, SFAS No. 121, titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $11,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $56,000, which expire in the years 2020 through 2021. The Company recognized approximately $498,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $56,052 for the year ended June 30, 2001, $554,975 for the period of June 26, 2000 (inception) to June 30, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 B MINING CLAIMS

The Company, through Mr. Mike Muzylowski, its president and a member of the board of directors, acquired 100% of the rights, titles and interests in four mining claims in the Greenwood Mining Division, Beaverdell, British Columbia, Canada.

Payment of $27 was required to record the four mining claims. This amount was paid by the shareholders and repaid by the Company in the form of stock. See Note 4. Although the claims are recorded in Mr. Muzylowski=s name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 4 B COMMON STOCK

During June 2000, a total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the Company=s stock. The aforementioned shares were issued in payment of services and repayment of expenses totalling $499,840 and advances of $160. A portion of the shares was initially issued in anticipation of payment of expenses on behalf of the Company by the Company=s officers and directors. The unpaid portion of issued shares was deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of June 30, 2001, the subscribed shares were paid in full.

During the year ended June 30, 2001, the Company proceeded with and initial public offering. It issued 1,011,198 shares of common stock at $0.10 per share, raising $101, 120.

NOTE 5 B RELATED PARTIES

The Company occupies office space provided by Mr. Muzylowski, its president, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid as part of the original stock issuance transaction. See Note 4.

In addition, Mr. Muzylowski, who had advanced $13,252 in payment of incorporation, audit fees, attorney=s fees, and other incidental expenses, has received reimbursement from the Company.

NOTE 6 B COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves for the Company=s mining claim.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations

The accompanying balance sheet includes $48,917 relating to the Company=s assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company=s operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to June 30, 2001, included in this report have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position(s)
Mike Muzylowski	65	President, Treasurer, Principal Accounting Officer and a member of the Board of Directors
Carlo Civelli	52	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Mike Muzylowski has been our President, Chief Executive Officer, Treasurer, Principal Accounting Officer and a member of our board of directors since inception.

* Since December 1994, Mr. Muzylowski has been President and Chief Executive Officer of Callinan Mines Limited and since June 1995 a member of its board of directors. Callinan Mines Limited is located in Vancouver, British Columbia.

* From September 1991 to May 1999, Mr. Muzylowski was Chairman and a director of Tan Range Exploration Corporation located in Tanzania, Africa.

* Since October 1989, Mr. Muzylowski has been a director of Napier International Technologies Inc. located in Vancouver, British Columbia. Napier International=s stock is traded on the Frankfurt Stock Exchange and the Toronto Stock Exchange.

* Since July 1987, Mr. Muzylowski has been a director of Williams Creek Exploration Limited located in British Columbia; its stock is traded on the Canadian Venture Exchange.

* Since May 1990, Mr. Muzylowski has been a director of KRL Resources Corp. located in British Columbia. KRL Resources Corp. is engaged in the business of mineral exploration and its stock is traded on the Canadian Venture Exchange.

* Since August 1990, Mr. Muzylowski has been a director of Firestone Ventures, Inc. is located in Vancouver, British Columbia. Firestone Ventures is engaged in the business of mineral exploration and its stock is traded on the Canadian Venture Exchange.

* From November 1989 to December 1991 and from January 1992 to December 2000, Mr. Muzylowski was a director of Goldbelt Resources Ltd. located in Vancouver, British Columbia. Goldbelt Resources is engaged in the business of mineral exploration and its stock is traded on the Canadian Venture Exchange.

* From January 1993 to August 2000, Mr. Muzylowski was a director of Winspear Resources Ltd. Winspear Resources is located in Vancouver, British Columbia. Winspear Resources is engaged in the business of diamond exploration and its stock was traded on the Toronto Stock Exchange. Winspear was purchased by the DeBeers Group.

* Since June 1994, Mr. Muzylowski has been a director of Paccom Ventures, formerly, Pacific Vangold Mines Ltd. Paccom Ventures is located in British Columbia and its stock is traded on the Montreal Exchange.

* Since January 1997, Mr. Muzylowski has been a director of Cypress Minerals Corp. located in Vancouver, British Columbia. Cypress Minerals Corp. is engaged in the business of mineral exploration and its stock is traded on the Canadian Venture Exchange.

* From November 1996 to July 2001, Mr. Muzylowski was a director of United America Enterprises Ltd. United America Enterprises is located in Vancouver, British Columbia. United America Enterprises is engaged in the business of health and medicine and its stock is traded on the Canadian Venture Exchange.

* Since July 1998, Mr. Muzylowski has been a director of Westfort Energy Ltd. Westfort Energy is located in Calgary, Alberta. Westfort Energy is engaged in the business of oil and gas exploration and production and its stock is traded on the Toronto Stock Exchange.

* From February 1998 to July 1999, Mr. Muzylowski was a director of Thunderbird Projects Ltd. Thunderbird Projects is located in Vancouver, British Columbia. Thunderbird Projects is engaged in the business of mineral exploration and its stock is traded on the Canadian Venture Exchange.

* Since June 2000, Mr. Muzylowski has been President, Treasurer and a director of Keystone Mines Limited, a Vancouver, British Columbia based mining corporation.

* From November 1983 to August 1989, Mr. Muzylowski was President and a Director of Granges, Inc. located in British Columbia. Granges, Inc. is engaged in the mineral exploration and its stock is traded on the Toronto, London, and American Stock Exchanges. Granges, Inc. was purchased by MIM Australia.

* From June 1985 to August 1989, Mr. Muzylowski was Chief Executive Officer and director of Hycroft Resources & Development located in British Columbia. Hycroft Resources is engaged in the business of mineral exploration and is listed for trading on the Toronto and Vancouver Stock Exchanges. Hycroft Resources was purchased by Granges, Inc.

* Since June 1999, Mr. Muzylowski has been a director of Diamondex Resources Ltd. located in British Columbia. Diamondex Resources is engaged in the business of diamond exploration and is traded on the Canadian Venture Exchange.

* Since September 2000, Mr. Muzylowski has been a director of DRC Resources Corporation located in British Columbia. DRC Resources is engaged in the business of mineral exploration is listed for trading on the Canadian Venture Exchange.

Carlo Civelli has been our Secretary and a member of our board of directors since inception.

* From November 1992 to May 2001, Mr. Civelli a director of Jordex Resources, Inc., a Canadian corporation and its Bahamian subsidiary corporation, which are engaged in investing in emerging technology companies.

* Since 1980, Mr. Civelli has been a managing director of Clarion Finanz AG located in Zurich, Switzerland. Clarion Finanz is engaged in the business of investment banking and money management. Mr. Civelli is a full time employee of Clarion Finanz.

* Since March 1993, Mr. Civelli has been a director of Spatilizer Audio Labs located in Los Angeles, California. Spatilizer Audio is engaged in the business of automotive sound systems.

* Since May 1994, Mr. Civelli has been a director of Namibian Minerals located in London, England. Namibian Minerals is engaged in the business of diamond exploration.

* Since February 1998, Mr. Civelli has been a director of Callinan Mines Limited located in Vancouver, British Columbia.

* Since June 2000, Mr. Civelli has been Secretary and a director of Abbott Mines Limited, a Vancouver, British Columbia mining corporation.

* Since February 2001, Mr. Civelli has been Secretary and a director of Relay Mines Limited, a Vancouver, British Columbia mining corporation.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mike Muzylowski President & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 249,262 0	0 0 0	0 0 0	0 0 0
Carlo Civelli Secretary & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 249,261 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2001, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Mike Muzylowski	2,500,000	President, Treasurer, Chief Financial Officer and a member of the Board of Directors	41.59%
Carlo Civelli	2,500,000	Secretary and a member of the Board of Directors	41.59%
All officer and Directors as a Group (2 Persons)	5,000,000		83.18%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in our control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2000, we issued a total of 5,000,000 shares of restricted common stock to Mike Muzylowski and Carlo Civelli, officers and directors of our company. This was accounted for as a compensation expense of $498,523 and advances and reimbursement expenses of $1,477.

Since our inception, Mr. Muzylowski, advanced loans to us in the total sum of $13,252, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have been paid during the year ended June 30, 2001.

On December 12, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On March 14, 2001, we completed our public offering by raising $101,120, we sold 1,011,198 shares of our common stock at an offering price of ten cents per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-46884 on November 28, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Peak #1 Claim. Peak #2 Claim. Peak #3 Claim. Peak #4 Claim Bill of Sale. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of September, 2001.

KEYSTONE MINES LIMITED (Registrant)
BY:	/s/ Mike Muzylowski Mike Muzylowski, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Mike Muzylowski Mike Muzylowski	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	09/18/2001
/s/ Carlo Civelli Carlo Civelli	Secretary and a member of the Board of Directors	09/18/2001