Form 10QSB
period 2001-09-30
KEYSTONE MINES LTD
filed 2001-11-06
CIK 1125051

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 6,011,198

=====================================================================

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
	September 30,	June 30,
	2001	2001
(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$42,793 ------------	$48,890 ------------
Total Current Assets	42,793 ------------	48,890 ------------

OTHER ASSETS
Mining claims	27 ------------	27 ------------
Total Other Assets	27 ------------	27 ------------

TOTAL ASSETS	$42,820 ========	$48,917 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,340	$335
Related party payables	3,116 ------------	2,437 ------------
Total Current Liabilities	6,456 ------------	2,772 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001
par value; 6,011,198 shares issued and outstanding	60	60
Additional paid-in-capital	601,060	601,060
Stock subscriptions receivable	-	-
Deficit accumulated during exploration stage	(564,756) ------------	(554,975) ------------
Total Stockholders' Equity	36,364 ------------	46,145 ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$42,820 ========	$48,917 ========

See Notes to Interim Financial Statements

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
						From
		Three Months		Three Months		June 26, 2000
		Ended		Ended		(Inception) to
		September 30,		September 30,		September 30,
		2001		2000		2001
		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES	$	- ------------	$	- ------------	$	- ------------

EXPENSES
Consulting services provided by directors		-		-		498,523
Mining exploration expense		-		1,337		4,597
Legal and accounting		4,605		12,752		36,042
General and administrative		2,840		41		8,893
Rent		1,306		-		3,144
Investors relations		1,005		-		6,563
Board of directors' expenses		-		-		3,939
Transfer fees		25 ------------		- ------------		3,075 ------------
TOTAL EXPENSES		9,781 ------------		14,130 ------------		564,776 ------------

LOSS FROM OPERATIONS		(9,781) ------------		(14,130) ------------		(564,776) ------------

OTHER INCOME
Miscellaneous income		- ------------		20 ------------		20 ------------
TOTAL OTHER INCOME		- ------------		20 ------------		20 ------------

LOSS BEFORE INCOME TAXES		(9,781)		(14,110)		(564,756)

INCOME TAXES		- ------------		- ------------		- ------------

NET LOSS		$(9,781) =======		$(14,110) =======		$(564,756) =======

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil =======	$	nil =======		$(0.11) =======

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		6,011,198 =======		5,000,000 =======		5,469,493 =======

See Notes to Interim Financial Statements

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit
				Accumulated		Total
	Common Stock		Additional	During the	Stock	Stockholders'
	Number		Paid-in	Exploration	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	Receivable

Issuance of common stock for
services and in payment of	5,000,000	$50	$499,950	$-	$(795)	$499,205
advances at approximately
$0.10 per share

Loss for period ending, June 30, 2000	- ------------	- ----------	- ------------	(498,923) ------------	- ------------	(498,923) ------------

Balance, June 30, 2000, restated	5,000,000	50	499,950	(498,923)	(795)	282

Payment of subscriptions receivable	-	-	-	-	795	795

Sale of common stock for cash at
$0.10 per share	1,011,198	10	101,110	-	-	101,120

Loss for the year ended
ended June 30, 2001	- ------------	- ----------	- ------------	(56,052) ------------	- ------------	(56,052) ------------

Balance, June 30, 2001	6,011,198	60	601,060	(554,975)	-	46,145

Loss for the three months ended
September 30, 2001	- ------------	- ----------	- ------------	(9,781) ------------	- ------------	(9,781) ------------

Balance, September 30, 2001 (unaudited)	6,011,198 =======	$60 ======	$601,060 =======	$(564,756) =======	$ - =======	$36,364 =======

See Notes to Interim Financial Statements

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
						From
		Three Months		Three Months		June 26, 2000
		Ended		Ended		(Inception) to
		September 30,		September 30,		September 30,
		2001		2000		2001
		(Unaudited)		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,781)		$(14,110)		$(564,756)
Adjustments to reconcile net loss to cash
Provided (used) in operating activities:
Increase in related party payables		679		12,752		3,116
Decrease (increase) in prepaid expenses		-		682
Increase in mining claims		-		(27)		(27)
Increase in accounts payable		3,005		-		3,340
Payment of expenses from issuance of stock		- ------------		- ------------		499,840 ------------
Net cash provided (used) in operating activities		(6,097) ------------		(703) ------------		(58,487) ------------

CASH FLOWS FROM INVESTING ACTIVITIES		- ------------		- ------------		- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions (sold) paid		-		795		-
Proceeds from advances		-		-		160
Issuance of common stock		- ------------		- ------------		101,120 ------------
Net cash provided (used) by financing activities		- ------------		795 ------------		101,280 ------------

Change in cash		(6,097)		92		(42,793)

Cash, beginning of period		48,890 ------------		- ------------		- ------------

Cash, end of period		$42,793 ========		$92 ========		$42,793 ========

Supplemental cash flows disclosures:

Interest paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

Non-cash transactions:

Stock issued in payment of consulting and other expenses		$-		$-		$499,840
Stock issued in payment of advances		$-		$-		$133
Stock issued in payment of mining claims		$-		$-		$27

See Notes to Interim Financial Statements

KEYSTONE MINES LIMITED
(An Exploration Stage Company)
September 30, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS

=====================================

1. BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended June 30, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

At September 30, 2001, we had positive working capital of $36,337 compared to deficit working capital of $(13,060) at September 30, 2000. This change is primarily the result of our Company's stock issuance proceeds of $101,120, more than offsetting increasing accounts payable and payment of related party loans.

At September 30, 2001, our Company's total assets of $42,820 consists of mainly cash. This compares favourably with our Company's assets at September 30, 2000 of $119, which consisted of $92 in cash.

At September 30, 2001, our Company's total liabilities decreased to $6,456 from $13,152 at September 30, 2000, primarily reflecting a build-up of accounts payable of $3,340 and a net payment of related party payables in the amount of $10,036.

Our Company has not had revenues from inception. Although there is insufficient capital to fully explore and develop its mineral properties, our Company expects to survive and exploit its resources primarily with funding from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

Our Company posted losses of $9,781 for the three months ending September 30, 2001. The principal components of the loss were professional expenses and general and administrative expenses.

Operating expenses for the three months ending September 30, 2001 were $9,781, down $4,349 from the three months ending September 30, 2000, due mainly to a decline in professional fees, more than offsetting increases in general and administrative expenses and rent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2001.

KEYSTONE MINES LIMITED
(Registrant)

/s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member
of the Board Of Directors