Form 10QSB
period 2001-12-31
KEYSTONE MINES LTD
filed 2002-02-06
CIK 1125051

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-46886

KEYSTONE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 6,011,198

=============================================================================

PART I.

ITEM 1. Financial Statements
KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$27,567	$48,890
Total Current Assets	27,567	48,890

OTHER ASSETS
Mining claims	27	27
Total Other Assets	27	27

TOTAL ASSETS	$27,594 ===============	$48,917 =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$335
Related party payables	935	2,437
Total Current Liabilities	935	2,772
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,011,198 shares issued and outstanding	60	60
Additional paid-in capital	601,060	601,060
Stock subscriptions receivable	-	-
Deficit accumulated during exploration stage	(574,461)	(554,975)
Total Stockholders' Equity	26,659	46,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,594 ===============	$48,917 =============

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
		Three Months Ended December 31, 2001 (Unaudited)		Three Months Ended December 31, 2000 (Unaudited)		Six Months Ended December 31, 2001 (Unaudited)		Six Months Ended December 31, 2000 (Unaudited)	From June 26, 2000 (Inception) to December 31, 2001 (Unaudited)
REVENUES		$-		$-		$-		$-	$-
EXPENSES
Consulting services provided by directors		-		-		-		-	498,523
Mining exploration expense		-		-		-		1,337	4,597
Legal and accounting		2,335		10,975		6,940		23,727	38,377
General and administrative		4,795		15		7,636		56	13,689
Rent		1,816		-		3,122		-	4,960
Investors relations		-		-		-		-	5,558
Board of directors' expenses		-		-		-		-	3,939
Stock transfer agent fees		-		-		25		25	3,075
Travel		759		-		1,763		-	1,763
TOTAL EXPENSES		9,705		10,990		19,486		25,145	574,481
LOSS FROM OPERATIONS		(9,705)		(10,990)		(19,486)		(25,145)	(574,481)
OTHER INCOME
Miscellaneous income		-		20		-		-	20
TOTAL OTHER INCOME		-		20		-		-	20
LOSS BEFORE INCOME TAXES		(9,705)		(10,970)		(19,486)		(25,145)	(574,461)
INCOME TAXES		-		-		-		-	-
NET LOSS		$(9,705) ==============		$(10,970) ==============		$(19,486) ==============		$(25,145) ==============	$(574,461) =============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ==============	$	nil ==============	$	nil ==============	$	nil ==============	$(0.10) =============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		6,011,198 ==============		5,000,000 ==============		6,011,198 ==============		5,000,000 ==============	5,559,614 =============

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable		Total Stockholders' Equity
	Number of Shares	Amount
Issuance of common stock for services and in payment of advances at approximately $0.10 per share	5,000,000	$50	$499,950	$-		$(795)	$499,205
Net loss for period ending, June 30, 2000	-	-	-	(498,923)		-	(498,923)
Balance, June 30, 2000	5,000,000	50	499,950	(498,923)		(795)	282
Payment of subscriptions receivable	-	-	-	-		795	795
Sale of common stock for cash at $0.10 per share	1,011,198	10	101,110	-		-	101,120
Net loss for the year ended ended June 30, 2001	-	-	-	(56,052)		-	(56,052)
Balance, June 30, 2001	6,011,198	60	601,060	(554,975)		-	46,145
Net loss for the six months ended December 31, 2001	-	-	-	(19,486)		-	(19,486)
Balance, December 31, 2001 (unaudited)	6,011,198 ============	$60 ========	$601,060 ===========	$(574,461) ==========	$	- ==========	$26,659 ==========

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
		Six Months Ended December 31, 2001 (Unaudited)		Six Months Ended December 31, 2000 (Unaudited)		From June 26, 2000 (Inception) to December 31, 2001 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(19,486)		$(25,100)		$(574,461)
Adjustments to reconcile net loss to cash
provided (used) in operating activities:
Increase (decrease) in related party payables		(1,502)		12,752		935
Decrease (increase) in prepaid expenses		-		682		-
Increase in mining claims		-		(27)		(27)
Increase (decrease) in accounts payable		(335)		10,975		-
Payment of expenses from issuance of stock		-		-		499,840
Net cash provided (used) in operating activities		(21,323)		(718)		(73,713)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-
CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions paid		-		795		-
Proceeds from advances		-		-		160
Issuance of common stock		-		-		101,120
Net cash provided (used) by financing activities		-		795		101,280
Change in cash		(21,323)		77		27,567
Cash, beginning of period		48,890		-		-
Cash, end of period		$27,567 ==============		$77 ==============		$27,567 ==============
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$	- ==============	$	- ==============	$	- ==============
Income taxes paid	$	- ==============	$	- ==============	$	- ==============
NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses		$-		$-		$499,840
Stock issued in payment of advances		$-		$-		$133
Stock issued in payment of mining claims		$-		$-		$27

See notes to interim financial statements

KEYSTONE MINES LIMITED
(An Exploration Stage Enterprise)
December 31, 2001

NOTES TO INTERIM FINANCIAL STATEMENTS
=========================================

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

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock.

At December 31, 2001, we had positive working capital of $26,632 compared to $46,118 at June 30, 2001. This was due to expenditures in all major categories: legal and accounting, general and administrative, rent and travel.

At December 31, 2001, our Company's total assets were $27,594, 99.9% of which was cash. This compares favourably with our Company's assets at December 31, 2000 of $104 ($77 cash).

At December 31, 2001, our Company's total liabilities decreased to $935 from $24,127 at December 31, 2000, primarily reflecting the payment of all debt, loans and expenses from the proceeds of stock issue.

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

Results of Operations

Our Company posted losses of $19,486 for the six months ending December 31, 2001. The principal components of the loss were professional expenses and general and administrative expenses.

Operating expenses for the six months ending December 31, 2001 were equal to losses, $19,486.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2002.

KEYSTONE MINES LIMITED
(Registrant)

BY: /s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.