Form 10QSB
period 2002-03-31
KEYSTONE MINES LTD
filed 2002-05-02
CIK 1125051

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
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

Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 6,011,198

=============================================================================

PART I.

ITEM 1. Financial Statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$19,261	$48,890
Total Current Assets	19,261	48,890
OTHER ASSETS
Mining claims	27	27
Total Other Assets	27	27

TOTAL ASSETS	$19,288 ===========	$48,917 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$335
Related party payables	1,272	2,437
Total Current Liabilities	1,272	2,772
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value; 6,011,198 shares issued and outstanding	60	60
Additional paid-in capital	601,060	601,060
Deficit accumulated during exploration stage	(583,104)	(554,975)
Total Stockholders' Equity	18,016	46,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,288 ===========	$48,917 ===========

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2002 (Unaudited)		Three Months Ended March 31, 2001 (Unaudited)			Nine Months Ended March 31, 2002 (Unaudited)	Nine Months Ended March 31, 2001 (Unaudited)		From June 26, 2000 (Inception) to March 31, 2002 (Unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Consulting services provided by directors		-		-		-		-	498,523
Mining exploration expense		-		-		-		1,337	4,597
Legal and accounting		1,823		3,917		8,763		27,644	40,200
General and administrative		4,810		578		12,446		634	18,499
Rent		1,614		385		4,736		385	6,574
Investor relations		-		-		-		-	5,558
Board of directors' expenses		-		-		-		-	3,939
Stock transfer agent fees		-		-		25		-	3,075
Travel		396		-		2,159		-	2,159
TOTAL EXPENSES		8,643		4,880		28,129		30,000	583,124
LOSS FROM OPERATIONS		(8,643)		(4,880)		(28,129)		(30,000)	(583,124)
OTHER INCOME
Miscellaneous income		-		20		-		-	20
TOTAL OTHER INCOME		-		20		-		-	20
LOSS BEFORE INCOME TAXES		(8,643)		(4,860)		(28,129)		(30,000)	(583,104)
INCOME TAXES		-		-		-		-	-
NET LOSS		$(8,643) =========		$(4,860) =========		$(28,129) =========		$(30,000) =========	$(583,104) =======
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil =========	$	nil =========	$	nil =========	$	nil ========	$(0.10) =======

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		$6,011,198 =========		$5,458,940 =========		$6,011,198 =========		$5,152,980 ========	$5,622,821 =======

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY

Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable	Total Stockholders' Equity
Number of Shares	Amount

Issuance of common stock for services and in payment of advances at approximately $0.10 per share	5,000,000	$50	$499,950	$-		$(795)	$499,205

Net loss for period ending, June 30, 2000	-	-	-	(498,923)		-	(498,923)
Balance, June 30, 2000	5,000,000	50	499,950	(498,923)		(795)	282

Payment of subscriptions receivable	-	-	-	-		795	795

Sale of common stock for cash at $0.10 per share	1,011,198	10	101,110	-		-	101,120

Net loss for the year ended Ended June 30, 2001	-	-	-	(56,052)		-	(56,052)

Balance, June 30, 2001	6,011,198	60	601,060	(554,975)		-	46,145

Net loss for the nine months ended March 31, 2002	-	-	-	(28,129)		-	(28,129)
Balance, March 31, 2002 (unaudited)	6,011,198 =========	$60 ======	$601,060 ======	$(583,104) =======	$	- ======	$18,016 =======

See notes to interim financial statements

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Nine Months Ended March, 31 2002 (Unaudited)		Nine Months Ended March, 31 2001 (Unaudited)		From June 26, 2000 (Inception) to March, 31 2002 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(28,129)		$(29,980)		$(583,104)
Adjustments to reconcile net loss to cash
provided (used) in operating activities:
Increase (decrease) in related party payables		(1,165)		12,752		1,272
Decrease (increase) in prepaid expenses		-		682		-
Increase in mining claims		-		(27)		(27)
Increase (decrease) in accounts payable		(335)		10,950		-
Payment of expenses from issuance of stock		-		-		499,840
Net cash provided (used) in operating activities		(29,629)		(5,623)		(82,019)
CASH FLOWS FROM INVESTING ACTIVITIES		-		-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions paid		-		795		-
Proceeds from advances		-		-		160
Issuance of common stock		-		101,120		101,120
Net cash provided (used) by financing activities		-		101,915		101,280
Change in cash		(29,629)		96,292		19,261

Cash, beginning of period		48,890		-		-
Cash, end of period		$19,261 ===========		$96,292 ===========		$19,261 ===========
SUPPLEMENTAL CASH FLOWS DISCLOSURES:

Interest paid	$	- ===========	$	- ===========	$	- ===========
Income taxes paid	$	- ===========	$	- ===========	$	- ===========

NON-CASH TRANSACTIONS:

Stock issued in payment of consulting and other expenses		$-		$-		$499,840
Stock issued in payment of advances		$-		$-		$133
Stock issued in payment of mining claims		$-		$-		$27

See notes to interim financial statements

KEYSTONE MINES LIMITED
(An Exploration Stage Enterprise)
March 31, 2002

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

Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

PART II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock.

At March 31, 2002, we had positive working capital of $17,989 compared to $46,118 at June 30, 2001. This was due to expenditures in all major categories: legal and accounting, general and administrative and rent

At March 31, 2002, our Company's total assets were $19,288, 99.9% of which was cash. This compares with our Company's assets at March 31, 2001 of $96,318 ($96,291 cash).

At March 31, 2002, our Company's total liabilities decreased to $1,272 from $24,103 at March 31, 2001, primarily reflecting the payment of all debt, loans and expenses from the proceeds of stock issue.

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

Results of Operations

Our Company posted losses of $28,129 for the nine months ending March 31, 2002. The principal components of the loss were professional expenses and general and administrative expenses.

Operating expenses for the nine months ending March 31, 2002 were equal to losses, $28,129.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2002.

KEYSTONE MINES LIMITED
(Registrant)

BY: /s/ Mike Muzylowski
Mike Muzylowski, President, Treasurer,
Chief Financial Officer and a Member of
the Board of Directors.