Form 10KSB
period 2002-06-30
KEYSTONE MINES LTD
filed 2002-09-23
CIK 1125051

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-46886

KEYSTONE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0467848 (I.R.S. Employer Identification No.)

1040 West Georgia Street
Suite 1160
Vancouver, British Columbia
Canada V6E 4H1
 (Address of principal executive offices, including zip code.)

(604) 605-0885
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes [ x ]           No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2002: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 28, 2002: $1,264,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 28, 2002: 6,011,198.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on June 26, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, suite 700, Las Vegas, Nevada, 89109 and our business office is located at 1160 - 1040 West Georgia Street, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. Our offices are leased from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage.

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

Phase 1 will take about 3 months to complete and cost up to $40,000.

Phase 2 involves an examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* * *	more extensive trenching more advanced geophysical work drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

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

Status of Our Exploration Program

We are currently in Phase One of our proposed exploration program.

A work program consisting of soil and rock sampling as well as geological mapping/prospecting was carried out during a 5-day period, between June 20 and June 24, 2001 on the Peak #1 - #4 claims under direct field supervision.

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

The majority of the target area within the property is covered by overburden. Outcrop is limited to less than 5%.

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

Other than the foregoing, we have not conducted any exploration on our property.

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

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

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

1. 2. 3.	Health and Safety Archaeological Sites Exploration Access

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

Employees and Employment Agreements

At present, we have no employees, other than Messrs Muzylowski and Civelli, our officers and directors, who were compensated for their services. Messrs Muzylowski and Civelli do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees. Messrs Muzylowski and Civelli are devoting 10% of their time to our operations. Mr. Civelli lives and works full-time in Switzerland. We do not believe Mr. Civelli's full-time employment in Switzerland or each officer and director's limited devotion of time to our business will have any adverse affect upon us.

Related Events

 On December 12, 2000, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-46886, permitting us to offer up to 2,000,00 shares of common stock at $0.10 per share.

On April 25, 2001, we completed our public offering by raising $101,119.80, and sold 1,011,198 shares of our common stock at an offering price of $0.10 per share. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $101,119.80.

From the effective date of the registration statement to the ending date of the reporting period, June 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds were received were spent as follows:

Mining Exploration Expense	$4,781
Legal and Accounting	$42,085
General and Administrative	$22,664
Rent	$8,349
Investor Relations	$5,558
Board of Directors expenses	$3,939
Stock transfer Agent Fees	$3,075
Travel	$2,159
Total	$92,611

Risk Factors

1.   We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated in June 2000 and we have started our proposed business operations but not realized any revenues. We have operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $591,994. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* * *	our ability to locate mineralized material our ability to generate revenues our ability to reduce exploration stage costs.

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

4.   Our officers and directors devote only 10% of their time to our operations.

Our officers and directors have other interests. Because they have other interests, each devote only 10% of their time to our operations.

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

We may not have enough money to complete the exploration of our property. If it turns our that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

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

Messrs Muzylowski and Civelli own 5,000,000 shares and control us. As a result, Messrs Muzylowski and Civelli are able to elect all of our directors and control our operations and your ability to cause a change in the course of our operations is eliminated. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board.

12.   Sales of common stock by our officers and directors will likely cause the market price for the common stock to drop.

A total of 5,000,000 shares of stock are owned by our two officers and directors. They paid an average price of $0.10 per share. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 2.     DESCRIPTION OF PROPERTIES.

In July 2000, Mike Muzylowski our President and a member of the board of directors, acquired four mineral properties containing eight mining claims in British Columbia, Canada. The claims are recorded in Mr. Muzylowski's name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located approximately 170 miles east of Vancouver, British Columbia, Canada and eleven miles east of Beaverdell, British Columbia, Canada in south-central British Columbia. Our claims are in good standing until July 4, 2003.

Our offices are located at 1040 West Georgia Street, Suite 1160, Vancouver, British Columbia, Canada V6E 4H1. Our telephone number is (604) 605-0885. We lease our office space from Callinan Mines Ltd. on a month to month basis and our monthly rental is determined by usage. During the fiscal year ending June 30, 2002, we paid $6,511 for rent.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders in 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On July 2, 2001, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "KSMN." On August 28, 2002 the bid price was $1.25 and the offer price was $5.00 and a last-trade price was $1.25 on August 8, 2002. The following sets forth a summary of trading prices from inception on July 2, 2001 through August 28, 2002.

Quarter ended		High	Low
2001	September 30 December 31	1.76 0.75	1.02 0.54
2002	March 31 June 30	0.93 2.00	0.54 1.21

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,011,198 shares of common stock outstanding as of August 28, 2002, 5,000,000 shares were owned by our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At August 28, 2002 there were 63 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

At June 30, 2002, we had positive working capital of $8,571 compared to working capital of $46,118 at June 30, 2001. This change is the result of the expense of professional fees, general and administrative items and rent.

At June 30, 2002, our total assets of $11,557 consisted of mainly cash. This compares with our assets at June 30, 2001 of $48,917, which also consisted of mainly cash.

At June 30, 2002, our total liabilities increased to $2,959 from $2,772 at June 30, 2001, reflecting the extinguishment of most current liabilities.

We have not had revenues from inception. Although there may be insufficient capital to fully explore and develop our property, we expect to survive with funding from sales of its securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development, we do not expect to purchase or sell any significant equipment, and we do not expect any significant changes in the number of our employees

We believe we can satisfy our cash requirement until December 2002 and will have to raise additional cash thereafter.

We have inadequate cash reserves to maintain our offices and operations during the next twelve months ending June 30, 2003. At June 30, 2002, we have working capital of $8,571 and expensed $37,547 in fiscal 2002. Even if management was to restrain spending to one-half of the 2002 rate, all funds would be expended by the end of calendar 2002. The ability of our company to carry on as a going concern will therefore depend on the ability of management to secure additional capital in the near future.

Results of Operations

Our company posted losses of $37,547 for the year ending June 30, 2002. The principal components of the loss were professional expenses and increased mining exploration expenses

Operating expenses for the year ending June 30, 2002 were $37,547, down from $56,052 from the year ending June 30, 2001, primarily as a result of decreased legal costs.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. See also the notes consolidated Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1)   Functional currency and treatment of foreign currency translation.

Due to the majority of our financial operations being based in the United States, the US Dollar is both the functional and the reporting currency, although our main asset (a mineral property) is in Canada. Books and records and bank accounts are maintained in US Dollars; any assets or items of value reckoned in Canadian Dollars are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the exchange rate prevailing when the transaction occurred. The resulting translation adjustments are recorded within other comprehensive income.

(2)   Research, development and exploration expenditure.

All research development and exploration expenditure incurred has been generated internally and is written off to the income statement.

(3)   Capitalization of intangible fixed assets.

Intangible assets (none at present) are amortized over the useful life of the asset, as determined by management, not to exceed the legal life.

Contractual commitments

We have no contractual commitments.

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Recession of FASB Statement No. 44, and 66, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended No. 4, was rescinded as it was no longer necessary. FASB 145 amended 13 to eliminate an inconsistency between the required accounting for the sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on our financial position or results of operations from adopting SFAS No. 146 has not been determined, although given the nature of our business the impact is expected to be miniscule.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors
Keystone Mines Limited
Vancouver, BC
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Keystone Mines Limited (an exploration stage enterprise), as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001, and for the period from June 26, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mines Limited (an exploration stage enterprise) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002 and 2001, and for the period from June 26, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 28, 2002

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS

CURRENT ASSETS
Cash	$11,530	$48,890
Total Current Assets	11,530	48,890

OTHER ASSETS
Mining claims	27	27
Total Other Assets	27	27

TOTAL ASSETS	$11,557	$48,917

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,941	$335
Related party payables	1,018	2,437
Total Current Liabilities	2,959	2,772

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, 100,000,000 shares authorized, $0.00001
par value; 6,011,198 shares issued and outstanding	60	60
Additional paid-in capital	601,060	601,060
Deficit accumulated during exploration stage	(592,522)	(554,975)
Total Stockholders' Equity	8,598	46,145

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$11,557	$48,917

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF OPERATIONS
	Year Ended June 30, 2002	Year Ended June 30, 2001	From June 26, 2000 (Inception) to June 30, 2002
REVENUES	$-	$-	$-

EXPENSES
Consulting services provided by directors	-	-	498,523
Mining exploration expense	184	4,597	4,781
Legal and accounting	11,038	31,436	42,475
General and administrative	17,630	5,653	23,683
Rent	6,511	1,839	8,349
Investor relations	-	5,558	5,558
Board of directors' expenses	-	3,939	3,939
Stock transfer agent fees	25	3,050	3,075
Travel	2,159	-	2,159
TOTAL EXPENSES	37,547	56,072	592,542

LOSS FROM OPERATIONS	(37,547)	(56,072)	(592,542)

OTHER INCOME
Miscellaneous income	-	20	20
TOTAL OTHER INCOME	-	20	20

LOSS BEFORE INCOME TAXES	(37,547)	(56,052)	(592,522)
INCOME TAXES	-	-	-

NET LOSS	$(37,547)	$(56,052)	$(592,522)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	6,011,198	5,283,268	5,670,972

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Stock Subscriptions Receivable	Total Stockholders' Equity
	Number of Shares	Amount

Issuance of common stock for
services and in payment of
advances at approximately
$0.10 per share	5,000,000	$50	$499,950	$-	$(795)	$499,205

Net loss for period ending, June 30, 2000	-	-	-	(498,923)	-	(498,923)

Balance, June 30, 2000	5,000,000	50	499,950	(498,923)	(795)	282

Payment of subscriptions receivable	-	-	-	-	795	795

Sale of common stock for cash at
$0.10 per share	1,011,198	10	101,110	-	-	101,120

Net loss for the year ended
ended June 30, 2001	-	-	-	(56,052)	-	(56,052)

Balance, June 30, 2001	6,011,198	60	601,060	(554,975)	-	46,145

Net loss for the year ended June 30, 2002	-	-	-	(37,547)	-	(37,547)

Balance, June 30, 2002	6,011,198	$60	$601,060	$(592,522)	$-	$8,598

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED (AN EXPLORATION STAGE ENTERPRISE) STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002	Year Ended June 30, 2001	From June 26, 2000 (Inception) to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,547)	$(56,052)	$(592,522)
Adjustments to reconcile net loss to cash
provided (used) in operating activities:
Payment of expenses from issuance of stock	-	-	499,840
Decrease (increase) in prepaid expenses	-	682	-
Decrease (increase) in mining claims	-	(27)	(27)
Increase (decrease) in accounts payable	1,606	335	1,941
Increase (decrease) in related party payables	(1,419)	2,037	1,018
Net cash provided (used) in operating activities	(37,360)	(53,025)	(89,750)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscriptions paid	-	795	-
Proceeds from advances	-	-	160
Issuance of common stock	-	101,120	101,120
Net cash provided by financing activities	-	101,915	101,280

Change in cash	(37,360)	48,890	11,530
Cash, beginning of period	48,890	-	-
Cash, end of period	$11,530	$48,890	$11,530

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses	$-	$-	$499,840
Stock issued in payment of advances	$-	$-	$133
Stock issued in payment of mining claims	$-	$-	$27

The accompanying notes are an integral part of these financial statements.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

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

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange difference arising from currency translation is disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $11,530 at June 30, 2002. This account is not insured.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $31,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $90,000, which expire in the years 2020 through 2021. The Company recognized approximately $498,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

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

Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require lease modifications in certain sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $37,547 for the year ended June 30, 2002, and $56,052 for the year ended June 30, 2001 and had no sales. The future of the Company is dependent upon its ability to obtain financing and upon future successful exploration for and profitable operations from the development of mineral properties.

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

NOTE 4 - COMMON STOCK

During June 2000, a total of 5,000,000 shares of common stock were issued to officers and directors only. There was no public offering of any securities. The value of the shares issued to the officers was determined by multiplying the number of shares issued by the price being asked in the initial public offering of the Company's stock. The aforementioned shares were issued in payment of services and repayment of expenses totaling $499,840 and advances of $160. A portion of the shares was initially issued in anticipation of payment of expenses on behalf of the Company by the Company's officers and directors. The unpaid portion of issued shares was deemed to be a stock subscription and classified as such on the June 30, 2000 balance sheet. As of June 30, 2001, the subscribed shares were paid in full.

During the year ended June 30, 2001, the Company proceeded with an initial public offering. It issued 1,011,198 shares of common stock at $0.10 per share, raising $101,120.

During the year ended June 30, 2002, the Company did not sell any of its common stock.

KEYSTONE MINES LIMITED
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2002

NOTE 5 - RELATED PARTIES

The Company occupies office space provided by Mr. Muzylowski, its president, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

Mr. Muzylowski and Mr. Carlo Civelli, both directors of the Company, have advanced monies to the Company to open a checking account, and in payment of expenses. The funds advanced were repaid in fiscal year of 2001 as part of the original stock issuance transaction. See Note 4.

In addition, Mr. Muzylowski, who had advanced $13,252 in payment of incorporation, audit fees, attorney's fees, and other incidental expenses, has received reimbursement from the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mining Industry
The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves for the Company's mining claim.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Foreign Operations
The accompanying balance sheet includes $11,557 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of our company are as follows:

Name	Age	Position(s)
Mike Muzylowski	66	President, Treasurer, Principal Accounting Officer and a member of the Board of Directors
Carlo Civelli	53	Secretary and a member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of our company, unless re-elected or earlier vacated in accordance with our Bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Background of Officers and Directors

Mike Muzylowski has been our President, Chief Executive Officer, Treasurer, Principal Accounting Officer and a member of our board of directors since inception.

*   Mr. Muzylowski has been a member of the board of directors of Callinan Mines Limited since December 1994 and                President and Chief Executive Officer since June 1995. Callinan Mines Limited is a Vancouver, British Columbia based            mining corporation and trades on the TSX Venture Exchange under the symbol CAA.

*   From September 1991 to May 1999, Mr. Muzylowski was Chairman and a director of Tan Range Exploration                     Corporation is a Vancouver, British Columbia based mining corporation with properties in Tanzania, Africa. It trades on           the TSX Venture Exchange under thew symbol TNX

*   Since October 1989, Mr. Muzylowski has been a director of Napier International Technologies Inc. located in Vancouver,      British Columbia. Napier International's stock is traded on the Frankfurt Stock Exchange and the TSX Venture Exchange        (symbol NIR).

*   Since July 1987, Mr. Muzylowski has been a director of Williams Creek Exploration Limited located in British Columbia;        its stock is traded on the TSX Venture Exchange under the symbol WCX.V.

*   Since May 1990, Mr. Muzylowski has been a director of KRL Resources Corp. located in British Columbia. KRL                   Resources Corp. is engaged in the business of mineral exploration and its stock is traded on the TSX Venture Exchange           under the symbol IRK.

*   From January 1993 to August 2000, Mr. Muzylowski was a director of Winspear Resources Ltd. Winspear Resources is        located in Vancouver, British Columbia. Winspear Resources is engaged in the business of diamond exploration and its            stock was traded on the Toronto Stock Exchange. The DeBeers Group purchased Winspear in August 2000.

*   Since June 1994, Mr. Muzylowski has been a director of Paccom Ventures, formerly, Pacific Vangold Mines Ltd. Paccom      Ventures is located in British Columbia and its stock is traded on the TSX Venture Exchange under the symbol PCC.

*   Since January 1997, Mr. Muzylowski has been a director of Cypress Minerals Corp. located in Vancouver, British                  Columbia. Cypress Minerals Corp. is engaged in the business of mineral exploration and its stock is traded on the TSX            Venture Exchange under the symbol CYV.

*   Since July 1998, Mr. Muzylowski has been a director of Westfort Energy Ltd. Westfort Energy is located in Calgary,              Alberta. Westfort Energy is engaged in the business of oil and gas exploration and production and its stock is traded on the      Toronto Stock Exchange.

*   From February 1998 to July 1999, Mr. Muzylowski was a director of Thunderbird Projects Ltd. Thunderbird Projects is        located in Vancouver, British Columbia. Thunderbird Projects is engaged in the business of mineral exploration and its             stock is traded on the TSX Venture Exchange.

*   From June 2000 to May 2002 Mr. Muzylowski was President, Treasurer and a director of Abbott Mines Limited, a               Vancouver, British Columbia based mining corporation listed on the OTCBB under the symbol ABTN. On May 24, 2002       Abbott Mines Limited completed a reverse acquisition with WARP Technology Holdings Inc., ceased mining operations         and changed its business to that of WARP which produces the WARP 2063 Application Pre-Processor (the "WARP             2063"), a computer network appliance (with associated software) that seeks to improve the speed and reliability of the             transactions and information requests that are processed over Internet and Intranet networks

*   From November 1983 to August 1989, Mr. Muzylowski was President and a Director of Granges, Inc. located in British        Columbia. Granges, Inc. was engaged in mineral exploration and metal production; its stock was traded on the Toronto,           London, and American Stock Exchanges. Granges, Inc. was purchased by MIM Australia.

*   From June 1985 to August 1989, Mr. Muzylowski was Chief Executive Officer and director of Hycroft Resources &              Development located in British Columbia. Hycroft Resources is engaged in the business of mineral exploration and                    production of gold and silver in Nevada and was listed for trading on the Toronto and Vancouver Stock Exchanges.                Hycroft Resources was purchased by Granges, Inc and became a portion of the purchase of Granges by MIM Australia

*   Since June 1999, Mr. Muzylowski has been a director of Diamondex Resources Ltd. located in British Columbia.                    Diamondex Resources is engaged in the business of diamond exploration and is traded on the TSX Venture Exchange              under the symbol DSP.

*   Since September 2000, Mr. Muzylowski has been a director of DRC Resources Corporation located in British Columbia.      DRC Resources is engaged in the business of mineral exploration is listed for trading on the TSX Venture Exchange under        the symbol.

*   Mr. Muzylowski is a former director of these issues: Firestone Ventures Inc. (1990-2001), Goldbelt Resources Ltd.                (1989-1991; 1992-2000), United America Enterprises Ltd. (1996-2001); Tan Range Exploration Corp. (Sept. 1991-           May 1999), Immune Network Research Co. Ltd. (May-Oct, 2001) and Thunderbird Projects Ltd. (1998-1999). All              traded on the former VSE or CDNX.

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

*   Since February 1998, Mr. Civelli has been a director of Callinan Mines Limited located in Vancouver, British Columbia.          Callinan Mines Limited is a Vancouver, British Columbia based mining corporation and trades on the TSX Venture                  Exchange under the symbol CAA

*   Since February 2001, Mr. Civelli has been Secretary and a director of Relay Mines Limited, a Vancouver, British                    Columbia mining corporation.

*   From June 2000 to May 2002 Mr. Civelli was Secretary and a director of Abbott Mines Limited, a Vancouver, British            Columbia-based mining corporation listed on the OTCBB under the symbol ABTN. On May 24, 2002 Abbott Mines              Limited completed a reverse acquisition with WARP Technology Holdings Inc., ceased mining operations and changed its         business to that of WARP. WARP produces the WARP 2063 Application Pre-Processor (the "WARP 2063"), a                   computer network appliance (with associated software) that seeks to improve the speed and reliability of the transactions         and information requests that are processed over Internet and Intranet networks. Mr. Civelli remains a director of WARP         Technology Holdings Inc.

*   Mr. Civelli is a former director Jordex Resources Inc. (1992-2001) and also of Namibian Minerals Ltd. (1994-2002)

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Committees of the Board of Directors

We have established no committees.

Section 16(a)

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 an 5 required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the four most recent fiscal years.

Summary Compensation Table

Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen Sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mike Muzylowski President & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 249,262	0 0 0	0 0 0	0 0 0
Carlo Civelli Secretary & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 249,261	0 0 0	0 0 0	0 0 0

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 28, 2002, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, each director individually, each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

Since our inception, Mr. Muzylowski, advanced loans to us in the total sum of $13,252, which were used for organizational and start-up costs and operating capital. The loans were paid during the year ended June 30, 2001.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of September, 2002.

KEYSTONE MINES LIMITED (Registrant)
BY:	/s/ Mike Muzylowski Mike Muzylowski, President, Chief Executive Officer, Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Mike Muzylowski Mike Muzylowski	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	September 23, 2002
/s/ Carlo Civelli Carlo Civelli	Secretary and a member of the Board of Directors	September 23, 2002

CERTIFICATION

I, Mike Muzylowski, President, Chief Executive Officer, Treasurer and Chief Financial Officer, certify that:

1.   I have reviewed the Form 10-KSB of Keystone Mines Limited;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state       a material fact necessary to make the statements made, in light of the circumstances under which such statements           were made, not misleading;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly       present in all material respects the financial condition and results of operations for, the periods presented in the               report; and,

4.   This periodic report containing financial statements fully complies with the requirements of section 13(a) of the                 Securities Exchange Act of 1934 (15 U.S.C. 78m) and that information contained in the periodic report fairly                 represents, in all material respects, the financial condition and results of operations of Keystone Mines Limited.

      Date:   September 23, 2002

/s/ Mike Muzylowski
Mike Muzylowski
President, Chief Executive Officer, Treasurer and
Chief Financial Officer