Form 10QSB
period 2002-09-30
KEYSTONE MINES LTD
filed 2002-11-12
CIK 1125051

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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
Yes [ x ]       No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 30, 2002:   6,011,198

==================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

Keystone Mines Limited
(An Exploration Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2002 $ (unaudited)	June 30, 2002 $ (audited)
ASSETS

Current Assets

Cash	7,617	11,530
Total Current Assets	7,617	11,530

Mineral Properties (Note 3)	27	27
Total Assets	7,644	11,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	5,057	1,941
Accrued liabilities	600
Due to related party	-	1,018
Total Liabilities	5,657	2,959
Contingency (Note 1)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,011,198 shares issued and outstanding	60	60

Additional Paid-in Capital	601,060	601,060
	601,120	601,120

Deficit Accumulated During the Exploration Stage	(599,133)	(592,522)
Total Stockholders' Equity	1,987	8,598
Total Liabilities and Stockholders' Equity	7,644	11,557

Keystone Mines Limited
(An Exploration Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	June 26, 2000
	(Date of Inception)	Three Months Ended
	to September 30,	September 30,
	2002 $	2002 $	2001 $

Revenue	-	-	-

Expenses

Board of directors' expenses	3,939	-	-
Consulting	498,523	-	-
General and administration	24,745	1,082	2,840
Investor relations	5,558	-	1,005
Mining exploration	4,781	-	-
Professional fees	47,310	4,835	4,605
Rent	9,018	669	1,306
Transfer agent and filing fees	3,100	25	25
Travel	2,159	-	-
	599,133	6,611	9,781
Net Loss for the Period	(599,133)	(6,611)	(9,781)

Net Loss Per Share - Basic		-	-

Weighted Average Shares Outstanding		6,011,000	6,011,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Keystone Mines Limited
(An Exploration Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended
	September 30,
	2002 $	2001 $

Cash Flows To Operating Activities

Net loss	(6,611)	(9,781)

Changes in non-cash working capital items

Increase in accounts payable and accrued liabilities	3,716	6,122
Net Cash Used In Operating Activities	(2,895)	(3,659)
Cash Flows From Financing Activities

Repayment of advances from related party	(1,018)	(2,437)
Net Cash Provided By Financing Activities	(1,018)	(2,437)
Cash Flows To Investing Activities	-	-
Net Decrease in Cash	(3,913)	(6,096)

Cash - Beginning of Period	11,530	48,890
Cash - End of Period	7,617	42,794
Non-Cash Financing Activities	-	-
Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.       Exploration Stage Company

The Company was incorporated in the State of Nevada on June 26, 2000. In June 2000 the Company purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada.

The Company's principal business plan is to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims.

The Company has been in the exploration stage since its formation in June 2000 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial mineable reserve, the Company will actively prepare the site for extraction and enter a development stage. At present, management devotes most of its activities to raise sufficient funds to further acquire, explore and develop its mineral properties. Planned principal activities have not yet begun. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable mining operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At September 30, 2002, the Company had working capital of $1,960. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $16,000 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective.

2.       Summary of Significant Accounting Principles

a)       Year End

The Company's year end is June 30.

b)       Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

c)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)       Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

e)       Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

f)       Exploration Costs

The Company is in the exploration stage and all costs relating to mineral property grassroots exploration are charged to operations as incurred.

g)       Basic and Diluted Net Income (Loss) per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

h)       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i)       Financial Instruments

The carrying value of cash and equivalents, accounts payable, accrued liabilities, and due to related party approximate fair value due to the relatively short maturity of these instruments.

j)       Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totalled $7,617 at September 30, 2002. This account is not insured.

k)       Provision for Taxes

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

At September 30, 2002, the Company had net deferred tax assets of approximately $33,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

k)       Provision for Taxes (continued)

At September 30, 2002, the Company has net operating loss carryforwards of approximately $97,000, which expire in the years 2020 through 2021. The Company recognized approximately $498,000 of losses for the issuance of common stock for services in 2000, which were not deductible for tax purposes and are not included in the above calculation of deferred tax asset.

l)       Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.       Summary of Significant Accounting Principles (continued)

l)       Accounting Pronouncements (continued)

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

Keystone Mines Limited
(An Exploration Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

3.       Mineral Properties

The Company, through Mike Muzylowski, its President and a member of the board of directors, acquired 100% of the rights, titles and interests in four mining claims in the Greenwood Mining Division, Beaverdell, British Columbia. Payment of $27 was required to record the four mining claims. This amount was paid by the shareholders and repaid by the Company in the form of stock. Although the claims are recorded in Mr. Muzylowski's name for tax purposes, title to the claims has been conveyed to the Company via an unrecorded deed.

4.       Related Party Transactions/Balances

The Company occupies office space provided by Mr. Muzylowski, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

PART II.

ITEM 2.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

In the next twelve months, the Company does not expect any significant changes in the number of employees and does not expect the purchase or sale of plant or significant equipment, due to the present shortage of working capital. We also have no plan for research and development for any property or product other than our mineral claims. See below for development information on the Amax, Marmot and Wombat claims.

At September 30, 2002, the Company had working capital of $2,614. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $16,000 to cover both new expenses and preserve working capital. This amount would operate the Company but leave little or nothing for exploration. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

Our Proposed Exploration Program

We must conduct exploration on our Amax, Wombat and Marmot claims to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

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

The purpose of the program was to test (via soil/rock sampling and geological mapping) for the presence of gold. To this end 2.7 miles of control grid were emplaced over the property. Geological mapping and prospecting was conducted over the entire property. A total of 104 soil samples were taken at 164 ft intervals along the control grid, and 16 rock samples were collected. All samples were analyzed for gold and 28 other elements.

The majority of the target area within the property is covered by overburden. Outcrop is limited to less than 5%.

A quartz vein was located on our property. The best value result from the analysis of the rock samples from this vein was 259 parts per billion gold. This was a disappointing result and far from the requirements of being economically exploitable.

The soil sampling program also failed to generate any useful information in our quest for gold on the Peak property. The presence of molybdenum was detected, however, and any further work on this property will focus on evaluating the molybdenum potential of our claims. Management will study the molybdenum market to determine if this is an economically valuable metal for us to be exploring for and will further analyze the results of our exploration before continuing any further work on the Peak property.

Other than the foregoing, we have not conducted any exploration on our property. We will not recommence soon, due to shortage of funds

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $101,119.80.

Our Form SB-2 registration statement was declared effective by the SEC on December 12, 2000 (SEC File No. 333-46886). We registered 2,000,000 shares of common stock for sale. On April 25, 2001 we completed our public offering and sold 1,011,198 shares of common stock raising $101,119.80 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, September 30, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:

Mining Exploration Expense	$4,781
Legal and Accounting	$46,710
General and Administrative	$24,764
Rent	$9,018
Investor Relations	$5,558
Board of Directors expenses	$3,939
Stock transfer Agent Fees	$3,100
Travel	$2,159
Total	$100,029

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2002.

KEYSTONE MINES LIMITED (Registrant)
BY:	/s/ Mike Muzylowski Mike Muzylowski, President, Treasurer, Chief Financial Officer and a Member of the Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KEYSTONE MINES LIMITED (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Mike Muzylowski, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mike Muzylowski Mike Muzylowski Chief Executive Officer Chief Financial Officer November 11, 2002

CERTIFICATION

I, Mike Muzylowski, certify that:

1.   I have reviewed this interim report on Form 10-QSB of Keystone Mines Limited;

2.   Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 11, 2002	/s/ Mike Muzylowski
Mike Muzylowski President, Chief Executive Officer, Treasurer and Chief Financial Officer