Form 10QSB
period 2002-12-31
KEYSTONE MINES LTD
filed 2003-02-12
CIK 1125051

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-46886

KEYSTONE MINES LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710, St-Amroise
Suite 224A
Montreal, Quebec
Canada H4CC 2C7
(Address of principal executive offices)

(514) 337-2447
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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2002: 6,011,198

==================================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

Keystone Mines Limited
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2002 $ (unaudited)	June 30, 2002 $ (audited)
ASSETS
Current Assets
Cash	14	11,530
Total Current Assets	14	11,530
Mineral Properties (Note 3)	-	27
Total Assets	14	11,557
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	-	1,941
Accrued liabilities	1,500	-
Due to related party	-	1,018
Total Liabilities	1,500	2,959
Contingency (Note 1)
Subsequent Events (Note 5)
Stockholders' Equity (Deficit)
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 6,011,198 shares issued and outstanding (Note 5)	60	60
Additional Paid-in Capital	601,060	601,060
	601,120	601,120
Deficit Accumulated During the Development Stage	(602,606)	(592,522)
Total Stockholders' Equity (Deficit)	(1,486)	8,598
Total Liabilities and Stockholders' Equity	14	11,557

Keystone Mines Limited
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from June 26, 2000 (Date of Inception) to December 31,	Three Months Ended December 31,		Six Months Ended December 31,
	2002 $	2002 $	2001 $	2002 $	2001 $
Revenue	-	-	-	-	-
Expenses
Board of directors' expenses	3,939	-	-	-	-
Consulting	498,523	-	-	-	-
General and administration	24,826	81	4,356	1,163	7,636
Investor relations	5,558	-	-	-	-
Mining exploration	4,781	-	-	-	-
Mineral properties written-off	27	27	-	27	-
Professional fees	49,660	2,250	2,335	7,085	6,940
Rent	10,018	1,000	1,319	1,669	3,122
Transfer agent and filing fees	3,115	115	-	140	25
Travel	2,159	-	759	-	1,763
	602,606	3,473	8,769	10,084	19,486
Net Loss for the Period	(602,606)	(3,473)	(8,769)	(10,084)	(19,486)
Net Loss Per Share - Basic		-	-	-	-
Weighted Average Shares Outstanding		6,011,000	6,011,000	6,011,000	6,011,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

Keystone Mines Limited
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended December 31,
	2002 $	2001 $
Cash Flows To Operating Activities
Net loss	(10,084)	(19,486)
Adjustment to reconcile net loss to cash
Mineral properties written off	27	-
Changes in non-cash working capital items
Decrease in accounts payable and accrued liabilities	(441)	(335)
Net Cash Used In Operating Activities	(10,498)	(19,821)
Cash Flows To Financing Activities
Repayment of advances from related party	(1,018)	(1,502)
Net Cash Used In Financing Activities	(1,018)	(1,502)
Cash Flows To Investing Activities	-	-
Net Decrease in Cash	(11,516)	(21,323)
Cash - Beginning of Period	11,530	48,890
Cash - End of Period	14	27,567
Non-Cash Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

Keystone Mines Limited
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.     Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 26, 2000. In June 2000 the Company purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada.

The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. On December 23, 2002 the Company was advised that mineral properties held were not economically viable. Subsequent to December 31, 2002 the Company changed its business focus to the development of C-Chip technology (see Note 5).

The Company was in the exploration stage since its formation in June 2000 to December 23, 2002 and did not realize any revenues from its original planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Subsequent to December 23, 2002 management will devote most of its activities to raise sufficient funds to further its new business plan (See Note 5). Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable business operations. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2002, the Company had a working capital deficit of $1,486. A minimum of $4,000 per quarter is needed to cover expenses. Thus in the next year the Company will require $17,486 to cover both new expenses and preserve working capital. The Company expects to fund itself in the next twelve months by sales of shares, or loans from shareholders or Directors.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which has been declared effective. The Company's shares trade on the OTC Bulletin Board under the symbol KSMN.

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

Keystone Mines Limited
(A Development Stage Company)
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

g)     Use of Estimates

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

h)     Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 and its impact is not expected to have a material effect on its financial position or results of operations.

Keystone Mines Limited
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.     Summary of Significant Accounting Principles (continued)

h)     Recent Accounting Pronouncements (continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 and its impact is not expected to have a material effect on its financial position or results of operations.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

i)     Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

On December 23, 2002 the Company was advised that mineral properties held were not economically viable and the capitalized amount of $27 was written-off to operations.

Keystone Mines Limited
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.     Related Party Transactions

The Company occupies office space provided by Mr. Muzylowski, its President, in his capacity as vice president and director of Callinan Mines Limited. Monthly rental is determined by usage.

5.     Subsequent Events

The Company has changed its business purpose from mining exploration to development of C-Chip technology.

Effective January 7, 2003, Keystone purchased all assets and intellectual property relating to C-ChipJ technology for 250,000 restricted shares of common stock, a convertible debenture in the amount of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares at common stock and the debenture convertible into restricted common stock at a 15% discount from market and a promissory note in the amount of $500,000 due January 31, 2003. The due date of the note was subsequently extended to February 28, 2003. A private placement of common stock is in progress to fund the acquisition.

The C-ChipJ technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia.

Keystone intends to change its name to C-Chip Technologies Corporation.

On January 7, 2003 a total of 5,000,000 shares were returned to treasury and cancelled.

The Company declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, the Company had a total of 25,223,960 common shares outstanding post-dividend.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financial Condition, Liquidity and Capital Resources

Since inception on June 26, 2000, our Company has been engaged in the exploration and acquisition of mineral properties.

At December 31, 2002 all of our Company's principal capital resources have been acquired through the issuance of our common stock

At December 31, 2002, we had negative working capital of ($1,486) compared to $8,571 at June 30, 2002. This was due to expenditures in all major categories: legal and accounting, general and administrative and rent.

At December 31, 2002, our Company's total assets were $41. This compares with our Company's assets at December 31, 2001 of $27,594 and $11,557 at June 30, 2002.

At December 31, 2002, our Company's total liabilities increased to $1,500 from $935 at December 31, 2001 and $2,959 at June 30, 2002.

Our Company has not had revenues from it mineral properties since its inception.

Results of Operations

Our Company posted losses of $10,057 for the six months ending December 31, 2002. The principal components of the loss were professional expenses, rent and general and administrative expenses.

Operating expenses for the six months ending December 31, 2002 were equal to losses of $10,057.

Change of Business

On December 23, 2002, after receiving advice that our mining properties were not deemed to be economically attractive, we entered into an agreement in principle to purchase from Capex Investments Limited ("Capex") all physical assets and intellectual property related to the C-Chip technology ("C-Chip").

We closed the above transaction on January 7, 2003 and we agreed to pay Capex as follows: 1) a Promissory Note of Five Hundred Thousand dollars ($500,000) bearing no interest payable in full on January 30, 2003; 2) Two Hundred and Fifty Thousand (250,000) "restricted" shares of our common stock; and, 3) a convertible Debenture of Two Million dollars ($2,000,000) maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in "restricted" shares of our common stock, the said Debenture being convertible at anytime at the option of the holder in "restricted" shares of our common stock at a discount of 15% to its market price. On January 28, 2003, we entered into an agreement with Capex to extend the due date of our promissory note in the amount of $500,000 from January 31, 2003 to February 28, 2003 or to the date of the closing of a private placement by the Company, whichever occurs first.

As part of our change in business, Mike Muzylowski and Carlo Civelli, resigned as officers and directors. Robert Clarke, John Fraser and Cherry Lee were appointed directors; Stephane Solis was appointed President and Chief Executive Officer; and, Benjamin Leboe was appointed Chief Financial Officer. Concurrently, Messrs Muzylowski and Civelli sold 5,000,000 shares of our common stock to Capinvest LLC. In turn, Capinvest returned the 5,000,000 shares to the Company and the shares were cancelled on January 7, 2003. This constituted all of the shares owned by Messrs Muzylowski and Civelli in our Company.

On January 3, 2003, we declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 25,223,960 common shares outstanding post-dividend.

To reflect the nature of our new business activity, we intend to change our name to C-Chip Technologies Corporation.

The technology that we acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling (on/off) of the said equipment, and other commands at will, from anywhere to almost anywhere in the world. Our initial marketing effort will be focused on North America, with services to be expanded later to Europe and Asia.

The ireless solutions that we acquired are within the "Telematics" industry. The telematics sector is a new and emerging industry poised for explosive growth over the next 3-5 years. Currently estimated to be a US$2 billion industry, telematics is forecasted to grow to US$13.4 billion by the year 2005 according to Roland Berger & Partners.

Within the telematics industry, automotive applications are steadily gaining ground in North America. Based on TRG's Vehicle Telematics Database of 2003 vehicles, there are now 90 unique models of cars and light trucks that offer telematics as either standard or optional equipment. This is up from 67 models last year as four automakers introduced telematics to the North American Market for the first time. According to ITS America, telematics systems and services are expected to become increasingly available on passenger vehicles and by the end of the decade half the cars sold worldwide will come with telematics hardware. In regions such as North America and Western Europe and Japan, telematics should approach 70% of new vehicle sales.

According to the ARC Group, the automotive telematics market is expected to undergo an average growth rate of 90% a year over the next five years, bringing the total number of cars fitted with telematics systems to 56 Million by 2005 worldwide. Available and planned applications include location-based and navigation services, info-tainment services, automatic emergency callout in event of accident, security and anti-theft systems, remote diagnostics and repair, logistics and fleet management, and office applications.

As opposed to most companies currently offering telematics solutions, our wireless solutions are not focused on the benefits that telematics is or may be bringing to consumers, they are clearly designed for the needs of related parties which may have a vested interest in the assets being used by consumers. Further, contrary to most products and services currently available on the market today, our solutions do not bear monthly network fees as they will be offered to users on a pay-per-use basis.

The C-ChipJ technology is readily applicable to the security and credit management industry and offers a wide range of pay-per-use applications. Within the credit management sector, we have completed the development and are now introducing two sophisticated products geared to the automotive industry: (a) the C-ChipJCREDIT MANAGER, a benefit-denial receiver which can be incorporated into any vehicle, nd; (b) the C-ChipJCREDIT MANAGER - Platinum Edition which has wireless vehicle monitoring and tracking features. Both are presently designed to offer a total credit management solution for credit granters for the full range of assets covered, from low-end to high-end vehicles. In the last year, Capex conducted field tests of different credit management solutions. We intend to built on those field tests to begin the roll out of our credit management solutions, starting with the automotive sector and expanding our solutions to other products such as business machines, industrial machinery and other consumer electronic products.

Within the security management industry, we have also completed the development and are now marketing selectively to insurance companies two sophisticated products aimed at preventing theft of vehicles. These are; (a) the C-ChipJ ACCESS MANAGER and (b) the C-ChipJ MX, which are designed to offer a total security management solution for insurance companies for the full range of assets covered, from low-end to high-end vehicles. We are currently in negotiation with a major insurance company involving the exclusive distribution in Canada of our security management solutions preventing theft of vehicles.

With the initial development of our first line of products for the automotive industry now essentially completed, we expect that the development cycle to adapt the C-ChipJ technology to a wide range of products will be shortened significantly. For the current year, the Company anticipates the commercial launching of different security, credit and pay-per-use management solutions touching various products, including but not limited to: tractors, forklifts and business machines. By the end of the second quarter, we are planning to launch two products enabling pay-per-use management solutions.

Until our newly acquired assets become self-funding, we will to continue to fund our operations through the issuance of common stock as well as with the issuance of short and long term debt. A private placement is in progress to pay the promissory note of $500,000 we issued to Capex as partial consideration for the acquisition of C-Chip assets and to implement our revised business plan.

With this acquisition, we have set for ourselves the goal to be recognized as a leading provider of security and credit management and pay-per-use solutions for insurance companies, financial institutions, leasing companies and car rental companies.

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

ITEM 3. CONTROLS AND PROCEDURES.

Stephane Solis our Principal Executive Officer and Benjamin Leboe, our Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to them as soon as it is known by others within our organization.

Our Principal Executive Officer and Principal Financial Officer conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2002, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $101,119.80.

Our Form SB-2 registration statement was declared effective by the SEC on December 12, 2000 (SEC File No. 333-46886). We registered 2,000,000 shares of common stock for sale. On March 25, 2001 we completed our public offering and sold 1,011,198 shares of common stock raising $101,119.80 from the offering.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2002, no funds were used for the construction of plant, buildings or facilities, no funds were used for purchases of real estate or acquisition of other business or temporary investments other than bank accounts.

The funds received were spent as follows:

Mining Exploration Expense	$4,781
Legal and Accounting	$46,710
General and Administrative	$24,764
Rent	$9,018
Investor Relations	$5,558
Board of Directors expenses	$3,939
Stock transfer Agent Fees	$3,100
Travel	$2,159
Total	$100,029

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2003.

KEYSTONE MINES LIMITED (Registrant)
BY:	/s/ Stephane Solis Stephane Solis, President, Chief Executive Officer
BY:	/s/ Benjamin Leboe Benjamin Leboe, Chief Financial Officer

CERTIFICATION

I, Stephane Solis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Keystone Mines Limited;

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 11th day of February, 2003.

/s/ Stephane Solis Stephane Solis, Principal Executive Officer

CERTIFICATION

I, Benjamin Leboe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Keystone Mines Limited;

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

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 11th day of February, 2003.

/s/ Benjamin Leboe Benjamin Leboe, Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Keystone Mines Limited (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Stephane Solis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 11th day of February, 2002.

/s/ Stephane Solis Stephane Solis Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Keystone Mines Limited (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Benjamin Leboe, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 11th day of February, 2002.

/s/ Benjamin Leboe Benjamin Leboe Chief Financial Officer