Form 10QSB
period 2003-03-31
C CHIP TECHNOLOGIES CORP
filed 2003-05-20
CIK 1125051

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-46886

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710 St-Amroise
Suite 224A
Montreal, Quebec
Canada H4C 2C7
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
ses [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2003: 25,223,690

==================================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

 C-Chip Technologies Corporation
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31, 2003 $ (unaudited)	June 30, 2002 $ (audited)

ASSETS

Current Assets

Cash	5,760	11,530
Accounts receivable	1,143	-
Sales tax receivable	3,453	-

Total Current Assets	10,356	11,530

Capital Assets (Note 3)	63,790	27

Other Assets (Note 3)	650,275	-

Total Assets	724,421	11,557

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	60,810	1,941
Accrued liabilities	12,500	-
Due to related party (Note 4)	143,635	1,018
Promissory Note	500,000	-

Total Current Liabilities	716,945	2,959

Debenture Payable 2007	862,850	-

Total Liabilities	1,579,795	2,959

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 25,223,960 and 114,212,762 shares issued and outstanding, respectively (Note 5)	252	1,142

Additional Paid-in Capital	625,868	599,978

	626,120	601,120

Deficit Accumulated During the Development Stage	(1,481,494)	(592,522)

Total Stockholders' Equity (Deficit)	(855,374)	8,598

Total Liabilities and Stockholders' Equity	724,421	11,557

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	June 26, 2000
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	-	-	-	-	-

Expenses

Amortization	653,935	653,935	-	653,935	-
Bank charges and exchange	5,349	5,349	-	5,349	-
Debenture accretion	59,850	59,850	-	59,850	-
Debenture Interest	12,500	12,500	-	12,500	-
General and administration	43,320	43,320		43,320
Marketing and sales	6,248	6,248	-	6,248	-
Professional fees	60,976	60,976	-	60,976	-
Research and development	5,267	5,267	-	5,267	-
Salaries and benefits	31,443	31,443	-	31,443	-

Net Loss Before Discontinued Operations	878,888	878,888	-	878,888	-
Loss from Discontinued Operations (Note 6)	602,606	-	8,306	10,084	26,856

Net Loss for the Period	1,481,494	878,888	8,306	888,972	26,856

Net Loss Per Share - Basic

Net Loss before Discontinued Operations		(0.03)	-	(0.01)	-
Loss from Discontinued Operations		-	(0.00)	(0.00)	(0.00)

Net Loss for the Period		(0.03)	(0.00)	(0.01)	(0.00)
Weighted Average Shares Outstanding		30,982,206	114,212,762	100,752,377	114,212,762

(Diluted loss per share has not been presented as the result is anti-dilutive)

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended
	March 31,
	2003 $	2002 $
Cash Flows To Operating Activities
Net loss	(888,972)	(26,856)
Adjustment to reconcile net loss to cash
Amortization of capital and other assets	653,935
Accretion of debenture	59,850
Accrued debenture interest	12,500
Mineral properties written off	27
Changes in operating assets and liabilities
Increase (decrease) in related party payables	142,210	(2,437)
Increase in accounts receivable	(4,596)
Increase (decrease) in accounts payable and accrued liabilities	59,276	(335)
Net Cash Provided By (Used In) Operating Activities	34,230	(29,628)
Cash Flows To Financing Activities
Promissory note	500,000
Debenture	803,000
Issuance of common stock	25,000
Net Cash Provided In Financing Activities	1,328,000
Cash Flows To Investing Activities
Capital assets	(67,725)
C-Chip technology	(574,285)
Patents and trademarks	(75,990)
In - process research and development	(650,000)
Net cash used in investing activities	(1,368,000)
Net Decrease in Cash	(5,770)	(29,628)
Cash - Beginning of Period	11,530	48,890
Cash - End of Period	5,760	19,262
Non-Cash Financing Activities	-	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

1. Nature of Operations

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. In June 2000 the Company purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada.

The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. On December 23, 2002 the Company was advised that mineral properties held were not economically viable. On January 7, 2003 the Company acquired assets and intellectual property and changed its business focus to the development of C-Chip technology (see Note 3). In February 2003 it changed its name to C-Chip Technology Corporation.

The Company was in the exploration stage since its formation in June 2000 to December 23, 2002 and did not realize any revenues from its original planned operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Subsequent to December 23, 2002 management will devote most of its activities to commercializing the C-Chip technology and raising sufficient funds to further its new business plan (See Note 3). Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to commercialize its development products and patents, thus attaining profitable business operations, and/or to raise additional equity financing. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. These factors will affect the Company's ability to continue as a going concern.

The Company expects to fund itself in the next twelve months from operations, by sales of shares, or loans from shareholders or Directors. The Company's shares trade on the OTC Bulletin Board under the symbol CCHI.

2. Summary of Significant Accounting Principles

a) Year End

The Company's year-end is June 30.

b) Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

2. Summary of Significant Accounting Principles (continued)

e) Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the years, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

f) Development Costs

The Company is in the development stage and all costs relating to research and development are charged to operations as incurred. Acquired research and development costs of $650,000 were amortized during the period.

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

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

2. Summary of Significant Accounting Principles (continued)

h) Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has no stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded.

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

j) Financial Instruments

Financial instruments include cash and equivalents, accounts payable, accrued liabilities, related party payables, and a promissory note payable. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

k) Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

2. Summary of Significant Accounting Principles (continued)

m) Stock-Based Compensation

The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received whichever is more reliably measurable.

n) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

o) Revenue Recognition

The Company is still in the development stage and has not generated any sales. The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

p) Capital Assets

Capital assets are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

q) Purchased Intangible Assets

An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Appropriate amortization will be considered and recorded commencing in the first quarterly period following acquisition. Acquired in-process research and development will be expensed on acquisition.

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

3. Capital and Other Assets

The financial statement for March 31, 2003 reflects the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip technology and share restructuring related thereto. The C-Chip technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000 (maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares at common stock). The debenture is convertible into restricted common stock at a 15% discount from market, using the face value of $ 2,000,000. As part of the asset purchase agreement the company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The due date of the note was subsequently extended to permit completion of a private placement of common stock to fund the acquisition and provide working capital.

The acquisition of C-Chip Technology, has been accounted for using the purchase method of accounting, allocated as follows:

$

Capital assets	67,725
Patents and trademarks	75,990
In Process R & D	650,000
C-Chip Technology	574,285
1,368,000

The In Process R & D was amortized in the period. The remaining intangible assets - patents and trademarks and C-Chip technology - will be evaluated annually to determine their continuing value, and amortized accordingly. The convertible debenture will be accreted to $2,000,000 over 5 years at $59,850 per quarter; the first accretion is reflected in this period.

Capital and Other Assets at March 31, 2003:

	Cost $	Accumulated Amortization $	Net Book Value $
Capital assets
Computers	21,940	1,645	20,295
Leasehold improvements	5,075	254	4,821
Furniture	11,642	582	11,060
Machinery and equipment	29,068	1,454	27,614
Total capital assets	67,725	3,935	63,790

Other assets
C-Chip technology	574,285		574,285
Patents and trademarks	75,990		75,990
In-process R & D	650,000	650,000	-
Total other assets	1,300,275	650,000	650,275
Amortization during the period		653,935

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

4. Related Party Transactions

As part of interim financing by shareholders, the Company has purchased Management Services from Capex Investments Limited, the vendor in the C-Chip asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amount due Capex at March 31, 2003 is $143,635 represented by:

$

C-Chip technology development expenses	40,000
Management services provided	25,476
Operational expenses paid directly	50,794
Cash advanced	23,844
Loss on Canadian dollar exchange	3,521
143,635

The amount due carries no interest charges and is payable on demand.

5. Capital Stock

On January 7, 2003 the Company issued 5,000,000 common shares, in part for the assets acquired as described in Note 3. On the same date a total of 100,000,000 shares were returned to treasury and cancelled.

The Company subsequently declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, the Company had a total of 25,223,960 common shares outstanding post-dividend. All per share amounts have been retroactively adjusted.

6. Discontinued Operations

Discontinued operations consist of the Company's activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip technology (Note 3).

The results of discontinued operations are summarized as follows:

	Accumulated from June 26, 2000	Three Months Ended		Nine Months Ended
	(Date of Inception)	March 31,		March 31,
	To March 31, 2003	2003	2002	2003	2002
	$	$	$	$	$
Revenues	-	-	-	-	-
Net operating losses	602,606	-	8,306	10,084	26,856
Gain on disposal	-	-	-	-	-
Loss from discontinued operations	602,606	-	8,306	10,084	26,856

C-Chip Technology Corporation
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(expressed in U.S. dollars

7. Subsequent Events

In April 2003 C-Chip Technologies Corporation announced that it has concluded a marketing and distribution agreement with Pay Technologies LLC for the US market. As part of the agreement, PayTeck has made a commitment over the next 12 months to purchase 10,000 units of C-Chip's introductory credit management solution for the automotive sector. C-Chip has made an initial shipment of prototype units for testing.

In April 2003 the Company established the 2003 Nonqualified Stock Option Plan for persons employed or associated with the Company. The total number of shares of the Company available for grants of Stock Options under the plan is 5,000,000. No grants have been awarded.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology ("C-Chip") from Capex Investments Limited ("Capex") on January 7, 2003, our Company has been engaged in the development and the marketing of wireless solutions that offer complete remote control and access over targeted equipment and services. Our technology allows selective enabling, disabling (on/off) of the said equipment, and other commands at will, from anywhere to almost anywhere in North America, at this time.

Prior to our acquisition of the assets related to the C-Chip, our Company had been engaged in the exploration and acquisition of mineral properties. Since our inception on June 26, 2000, our Company has not generated any revenues from it mineral properties or from its newly acquired technology. In the most recent quarter ended March 31, our Company proceeded with the delivery of number of units of the C-Chip CREDIT MANAGER. We recorded no revenue as the limited sales were accounted as a cost recovery against marketing and sales costs.

To close on the acquisition of the C-Chip technology, we agreed to pay Capex as follows: 1) a Promissory Note of $500,000 bearing no interest payable in full on January 30, 2003; 2) 250,000 restricted shares of our common stock; and, 3) a convertible Debenture of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in "restricted" shares of our common stock, the said Debenture being convertible at anytime at the option of the holder in "restricted" shares of our common stock at a discount of 15% to its market price. The company also paid $40,000 for expenses related to the transaction. Concurrently, 5,000,000 of our common shares owned by former Officers and Directors of our Company were returned to treasury for cancellation. On January 7, 2003, the said shares were cancelled by the Company.

On January 28, 2003, we entered into an agreement with Capex to extend the due date of our promissory note in the amount of $500,000 from January 31, 2003 to February 28, 2003. On February 7, 2003, we entered into another agreement with Capex to further extend the due date of our promissory note from February 28, 2003 to May 31, 2003 or to the date of the closing of a private placement by the Company, whichever occurs first.

On January 3, 2003, we declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 25,223,960 common shares outstanding post-dividend.

To better reflect the nature of the Company's newly acquired assets, shareholders have approved on February 28, 2003 to change the name of our Company from Keystone Mines Limited to C-Chip Technologies Corporation.

As of March 31, 2003, the Company's principal capital resources had been acquired through a combination of short and long term debt, and the issuance of our common stock. The Company does not have a credit line available at any banks at this time. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to commercialize our current and future products, thus attaining profitable business operations, and/or to raise additional equity financing. Until our Company is able to generate sufficient cash flow to sustain its on going business activity, management plans to seek additional capital through a private placement of its common stock. In the interim, the Company expects to fund itself in the next twelve months from operations and/or loans from shareholders or Directors. There is no guarantee that the Company will be able to complete any of the above objectives.

On March 31, 2003, including a promissory note of $500,000 issued to Capex which will become due on May 31, 2003, we had negative working capital of ($706,589) compared to $8,571 at June 30, 2002. This was due to a substantial increase in expenditures related to the ongoing activities of our newly acquired assets. All major categories were affected, but research and development recorded the most important increased as an In Process R&D of $650,000 was amortized immediately following acquisition.

As of March 31, 2003, our Company's total assets were $724,421. This compares with our Company's assets of $11,557 at June 30, 2002. The increase in the Company's total assets was solely attributable to our acquisition of the C-Chip technology.

As of March 31, 2003, the Company's current liabilities had increased to $716,945 from $2,959 at June 30, 2002. The increase was largely due to the issuance of a promissory note of $500,000 to Capex as part of our acquisition of the C-Chip technology. Capex also provided the Company interim financing of $143,635 in the quarter ended March 31, 2003.

On April 22, 2003, our Company filed a Form S-8 with the Securities and Exchange Commission to establish the 2003 Nonqualified Stock Option Plan for persons employed or associated with the Company. The total number of shares of the Company available for grants of Stock Options under the plan is 5,000,000. No options have been granted as of this date.

Results of Operations

On the acquisition of all of the assets related to the C-Chip technology the Company discontinued its mineral exploration business and has reallocated all relevant development costs, totaling $602,606 to Loss from Discontinued Operations. Although we have shipped products to a limited number of clients in the quarter ended March 31, 2003, our Company has not yet recorded any revenue from its newly acquired technology. Although shipments of product is expected to grow in the coming months, we expect to continue to account for incidental revenue that we may generate as recovered marketing and sales costs in the quarter ending June 30, 2003.

Our Company posted losses of $888,972 for the nine months ending March 31, 2003, including $10,084 of expenses relating to discontinued operations. There are no prior period comparisons for our present operations. The principal component of the loss is $650,000 of In Progress Research and Development which was amortized immediately following acquisition.

Overview of our Business

The technology that we acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling (on/off) of the said equipment, and other commands at will, from anywhere in the world to almost anywhere in the North America, at this time.

Our product offerings are within the "Telematics" industry. Telematics refers to the ability to remotely access, control and manage different products or services. The telematics sector is a new and emerging industry poised for explosive growth over the next 3-5 years. Available and planned applications include location-based and navigation services, info-tainment services, automatic emergency callout in event of accident, security and anti-theft systems, remote diagnostics and repair, logistics and fleet management, and office applications.

Our technology is readily applicable to the security and credit management industry and offers for the future a wide range of pay-per-use applications. As there is a readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry. Yet, as opposed to most companies currently offering telematics solutions, our wireless solutions are not focused on the benefits that telematics is or may be bringing to vehicles owners; they are clearly designed for the needs of related parties which have a vested interest in the assets being used by consumers. Further, contrary to most products and services currently available on the market today, our solutions do not have monthly network fees as they are offered to users on a pay-per-use basis.

Within the credit management sector, we have now finished the development and completed extensive testing of the C-ChipJ CREDIT MANAGER, a benefit-denial receiver which can be incorporated into any vehicle. Recently, on April 28, 2003, we announced that we had concluded a marketing and distribution agreement with Pay Technologies LLC ("PayTeck") for the US market. The agreement involves the nationwide distribution of C-Chip's credit management solution which offers credit grantors, using a simple web-based application; complete control over all vehicles leased or financed in which our solution is embedded. PayTeck will market C-Chip's solution in the US under the brand name "WEBTECK" and will specifically target auto dealers in the Buy-Here, Pay-Here (BHPH) community.

Although we have begun shipping units to PayTeck, deliveries of units in sizeable quantities are only expected to begin this coming June. With the assistance of PayTeck, our intent is to rapidly build a strong distribution network in the US. Once in place, our goal is to rapidly capture about 10% of the addressable BHPH market in the US. With a product that is cost-effective, as easy to use as a click of the mouse and that can reduce significantly delinquency.

For the same industry, we have recently completed the development of the C-ChipJ TRACKING MANAGER which has wireless vehicle monitoring and tracking features. The TRACKING MANAGER is currently being field tested. Its commercial launch is expected to occur prior to the fall season and will be offered at a very competitive price point to enable a potentially large retail distribution.

Within the security management industry, we have selectively marketed to a limited number of large insurance companies different wireless solutions aimed at preventing theft of vehicles. Over the last few months, we have been involved in the development of an exclusive anti-theft solution for a major insurance company for the Canadian market. Currently branded as the C-ChipJ ACCESS MANAGER, last April we successfully concluded the initial pilot test requested by a potentially large customer. Over the next few weeks, we are expected to undergo a second pilot test with the same insurance company and, if successful, this is anticipated to lead to a large scale implementation of our technology in different steps of commercialization.

The ACCESS MANAGER is the one-way communication version of the C-Chip MX which was awarded the Grand Prize for Best New Product by the Canadian Security Magazine in 2001. The ACCESS MANAGER is a modular system, totally passive and offering sophisticated RFID anti-theft function. The system comes with a combination of wireless links to the starter, the ignition, the transmission, the fuel pump and the doors. Decoy links can also be added to further frustrate the potential thief. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle. All features of the vehicle can be accessed remotely through the Web by authorized users, all on pay-per-use basis with no monthly network fees. Our goal when we began developing the ACCESS MANAGER was to come up with a product that would render theft of vehicles nearly impossible while keeping its price at a level that would incite insurance companies to make our product almost mandatory, we believe this goal has now been achieved. As we conclude our marketing effort for the ACCESS MANAGER for the Canadian market, our intent is to push forward our marketing drive in the US where market potential is far greater.

With the initial development of our first line of products for the automotive industry now essentially completed, we expect that the development cycle to adapt our technology to other products will be shortened significantly. In the future, while continuing product development for the automotive sector, the Company anticipates product development of different security, credit and pay-per-use management solutions touching various products, including but not limited to: tractors, forklifts and business machines.

Until our newly acquired assets become self-funding, we will to continue to fund our operations through the issuance of common stock as well as with the issuance of short and long term debt, and loans from shareholders and Directors. A private placement is in progress to pay the promissory note of $500,000 we issued to Capex as partial consideration for the acquisition of C-Chip assets and to further implement our revised business plan.

With this acquisition, we have set for ourselves the goal to be recognized as a leading provider of security and credit management and pay-per-use solutions for insurance companies, financial institutions, leasing companies and car rental companies.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls are inadequate, they will be changed.

Scope of the controls evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our Disclosure Controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2003.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)
BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors.
BY:	/s/ Benjamin Loboe
Benjamin Loboe, Principal Financial Officer

CERTIFICATION

I, Stephane Solis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of C-Chip Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 20th day of May, 2003.

/S/ Stephane Solis Stephane Solis Principal Executive Officer

CERTIFICATION

I, Benjamin Loboe, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of C-Chip Technologies Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 20th day of May, 2003.

/s/ Benjamin Loboe Benjamin Loboe Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of C-Chip Technologies Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Stephane Solis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 20th day of May, 2003.

/s/ Stephane Solis Stephane Solis Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of C-Chip Technologies Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Benjamin Loboe, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 20th day of May, 2003.

/s/ Benjamin Loboe Benjamin Loboe Chief Financial Officer