Form 10KSB
period 2003-06-30
C-CHIP TECHNOLOGIES CORP
filed 2003-09-29
CIK 1125051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[ x ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710 St-Ambroise
Suite 224A
Montreal, Quebec
Canada H4C 2C7
(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2003: 25,293,960

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2003 were $-0-. Aggregate market value of voting stock held by non-affiliates of 20,293,690 shares outstanding at June 30, 2003 was approximately $5,377,827. Amount was computed using the average bid and ask price as of June 30, 2003, which was $0.265. As of June 30, 2003, a total of 25,293,960 shares of common stock were outstanding.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations","Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in its forward-looking statements are reasonable, we can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

*	Expectations and estimates as to completion dates of products developed by C-Chip;
*	Our ability to implement successfully an operating strategy as described in the business section of this report;
*	Future financial performance as estimated in our financial projections;
*	Our forecasts of customer or market demand;
*	Highly competitive market conditions;
*	Changes in or developments under laws, regulations and licensing requirements in regions where we are is deploying our products; and
*	Changes in telecommunications technology.

This list of categories of forward-looking statements should not be construed as exhaustive. We will not update or revise any forward-looking statements.

Certain factors that could cause our forward-looking statements to be in correct and cause our actual results to materially vary from projections made in forward-looking statements as further described in our risk factors.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. In June 2000, we purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada.

Our principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. In December 2002, we were advised that the mineral properties held were not economically viable. Our board of directors approved the termination of our exploration activity and the acquisition of the C-Chip technology.

On January 7, 2003, we acquired from Capex Investments Limited ("Capex") all assets and intellectual property related to the C-Chip technology, a new wireless, web-based set of communication tools that offers users complete access, remote control, and monitoring of a variety of equipment. The technology we acquired allows selective enabling, disabling (on/off) of targeted equipment, and other commands at will, from anywhere to almost anywhere in North America, at this time.

To close on the acquisition of the C-Chip technology, we agreed to pay Capex as follows: 1) a Promissory Note of $500,000 bearing no interest payable in full on January 30, 2003; 2) 250,000 restricted shares of our common stock; and, 3) a convertible Debenture of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in "restricted" shares of our common stock, the said Debenture being convertible at any time at the option of the holder in "restricted" shares of our common stock at a discount of 15% to its market price. We also paid $40,000 for expenses related to the transaction.

Since January 2003, we completed development, designed prototypes, and commenced the production and commercialization of our initial product offerings.

In February 2003, to better reflect our new business activities, we changed our name to C-Chip Technologies Corporation and we now trade on the OTC Bulletin Board (OTC-BB) under the symbol "CCHI."

Our operations and research and development activities are conducted in a low-rise office facility located in Montreal, Canada. Our office is located at 4710, St-Ambroise, Suite 224A, Montreal, Quebec, Canada.

Overview

We develop and market products and provide services which use integrated wireless communications technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control and manage remote assets. Our products and services are designed to be easy-to-use and cost-effective. We allow our customers to use our website to remotely access, control, locate and monitor different types of equipment or services. Our products and services allow users to selectively enable, disable (on/off) targeted equipment, or send other commands at will, from anywhere to almost anywhere in North America. We believe our technology provides significant value to business users by increasing the efficiency of their operations and lowering their costs.

The information technology infrastructure and network application software used to provide our services reside at our Secure Data Management Center (SDMC) located in Montreal. Accordingly, users of our products and services will not-need to make a substantial investment in acquiring hardware, software and data networking equipment to use our services.

We have targeted our initial products and services to the large automotive sector, but our basic technology has applications to a variety of assets which span several business sectors including industrial equipment, office equipment and consumer electronic products. Our basic automotive product, the Credit Manager, is a one-way communications tool enabling users to remotely activate / deactivate a vehicle through a starter interrupt module. The second product, the Tracking Manager, offers two-way communication and the added ability to determine location (GPS) as well as monitor and control some of the vehicle's functions. A third product, the Access Manager, is an effective anti-theft device for vehicles based on RFID (Radio Frequency Identification) technology. These products are targeted to financial institutions for credit management solutions, insurance companies for security management solutions and, urban fleets, car rental companies, and car dealerships for asset management solutions, all of which have a demonstrable need for these devices but which remains vastly underserved by much more expensive offerings.

Business users of our products and services are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies or competitive advantages for our business users in their respective market segments. Benefits of using our products and services would include the following:

*

Efficient tool to enforce payment of lease & loans: When an account requires attention, a credit granter using our products and services can simply log onto our SDMC to wirelessly send an instruction to deny operation of the targeted vehicle or other equipment. Since the operation can be easily restored once the account is in good standing, prompt reactions to delinquency make our products a strong tool to persuade accounts to stay current.

*

Increased market opportunities: Our products and services, by acting as an "electronic co-signer," can provide for increased market opportunities by allowing credit to be extended to a broader, higher-risk, customer base.

*

Improve the productivity attained from mobile equipment and assets: Using our products and services, business users can use location, mapping landmarks and path-sequencing features to maximize the time spent completing work orders. Users can also monitor productivity from using our products and services in many ways, i.e. by an increase in the number of jobs equipment or an asset can complete per day or by an increase in revenue earned by equipment per day.

*

Decrease the costs of operations: Using our products services, customers can reduce the cost of operating remote assets. For instance, our business users can use our products and services to automatically monitor and schedule maintenance activities for assets in the field. Users can also experience decreases in their costs from using our services in many other ways, including a decrease in the cost incurred for insuring mobile assets.

*

Users can improve responsiveness to their customers: Using our products and services, business users can be more responsive to their customers through more efficient dispatching. For instance, users can use our location-on-demand feature to assign a pending work order to the closest or best-equipped mobile assets to provide the quickest response that meets the end-customer's demands.

Technologies

The basic system elements of our technology include a sensor embedded in target devices. This includes a radio frequency receiver and microprocessor, web-based applications and database management. Other required components include access to wireless networks and Internet access. The processor is addressable through a unique electronic serial number that corresponds to the individual sensor. The processor accepts an input signal and compares it to a number of criteria to determine if the current operating condition should be maintained or modified. Additional components to the basic unit include GPS technology for location / tracking and a host of additional monitoring features.

To process the commands of authorized users and to enable our users to manage their own database of sensor embedded devices from a central point using the Web, we have built our own Secure Data Management Center. This eliminates the need for our users to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, to use our services.

We utilize proven and effective wireless communications technologies, which includes one-way messaging services, two-way messaging services and cellular services.

*

One-way messaging services: At present, our C-ChipTM Credit Manager offers unidirectional communication (receive-only). Unidirectional transmission provides the desired functionality for most Credit Management applications; particularly those related to the protection of low to mid-range value assets. One-way communication enables reduced product cost and transmission expense. It is limited, however, by the fact that receipt of the instruction is not decidedly apparent. We currently use as wireless carriers Rogers in Canada and Skytel in the United States.

*

Two-way messaging services: We use a two-way communications network when GPS technology is required for locating and tracking of assets. Two-way messaging services offer reduced costs for both the hardware and service charges. These networks offer adequate coverage in populated areas. Carriers used by us include Pagenet in Canada with roaming service in the US offered by Arch Communications, and Weblink in the United States with roaming service in Canada offered by Bell Mobility.

*

Cellular services: We also use cellular communications when there is a need for additional network coverage, particularly when communication is needed between a central location and assets located in remote areas. The cost of the hardware and service charges are higher. We currently use the MicroburstTM network operated by Aeris.net. MicroburstTM cellular network aggregates unused cellular bandwidth keeping usage costs relatively low.

*

Mapping and GPS technology: Mapping software and GPS technology are now widely available at low costs. Mapping enables our users to view precisely on a map where their assets are located. This has the effect of facilitating a whole range of location-based services.

*

Web based communications: The Internet is now providing the ability to host a variety of applications services. As a result, the Internet has eliminated the need for costly technical infrastructure and management expense associated with proprietary systems.

Our technology efforts focus on creating new services and enhancing the reliability, availability and features of our products and services while maintaining a scalable and cost effective architecture. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. Similarly, our services are designed to operate with a variety of wireless communications protocols. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

*

Wireless technology. One of our objectives is to continue to maintain our technological independence from wireless protocols and platforms, enabling our customers to communicate with our Secure Data Management Center in the way or ways which best suit their needs.

*

Access and Internet technology. The delivery of our services is complex in part because it involves the continuous collection, storage and processing of data from potentially a large number of remote assets in the field as well as processing requests from users accessing our Secure Data Management Center. To manage the throughput of customer information and to deliver our services to our customers, we use secure Internet connections between our Secure Data Management Center and users accessing our services as well as the wireless networks transmitting customer information. We plan to further enhance access to customer data and our services by further developing our access alternatives.

*

Information technology. We have an information technology organization dedicated to maintaining and enhancing our Secure Data Management Center. By managing our services at our Secure Data Management Center, we relieve our customers of the development and operations burden of managing services resulting from the integration of location technologies, wireless communications protocols, Internet and access technologies and software applications. Our Secure Data Management Center is located in Montreal, Canada. From our Secure Data Management Center, we maintain variable-speed capacity connections to the Internet and dedicated connections to the wireless networks we use. In the event of a power failure, our systems would be powered by a backup power supply.

Current Products and Services

Our core technology is readily applicable to the credit, asset, and security management industries. Because there is a large, readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry.

We are currently beginning to market a comprehensive offering to the automotive sector with solutions encompassing the credit, asset and security management industry.

1) The C-ChipTM Credit Manager: The Credit Manager is a unidirectional communication benefit-denial receiver which can be incorporated into any vehicle. It offers the credit grantor, using a simple web-based application, the ability to "turn on" / "turn off" leased or financed vehicles through connecting a C-Chip sensor to the starter. The retail price for the Credit Manager is currently $185 and has no service fees. This product is currently distributed by Pay Technologies LLC ("PayTeck") in the U.S. under a private label agreement and is known as the WebTeckTM Account Manager.

2) The C-ChipTM Tracking Manager: This product has the same capabilities as the Credit Manager, but adds two-way communication as well as GPS location / tracking and other monitoring features. Additional options include notification of excess speed, direction, notification in case of theft, starter and fuel pump interrupt, doors unlock and navigation aid - all requests are charged to users on a pay-per-use basis. This unit is very small - about half the size of a cigarette pack and is one of the lowest cost tracking devices available on the market today.

3) The C-ChipTM Access Manager: This product is a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to wireless kill switches. If the transponder does not talk to the switches, the car simply will not start. Switches can be installed to the starter, fuel pump, transmission, ignition, doors lock, or any combination. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle.

Our technology is based on a platform that can be adapted to a wide number of products, including office equipment, industrial machinery and consumer electronics products.

Our products and services integrate wireless communications, transaction processing, software applications, the Internet and, when location and tracking is required, GPS technology to provide location, reporting, dispatch, messaging, and other management services to our customers for managing their equipment and assets remotely. We believe that our products and services provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our products and services to businesses in the following markets:

* * * * * * * * * * *

Insurance
Car dealerships
Telecommunications
Construction
Facilities/waste management
Field service
Transportation (freight and passenger)
Courier/delivery
Distribution
Security
Cable/ Broadband Utilities

We believe our products and solutions offer a variety of competitive advantages, including:

*

Cost-effective: Both our products and services are effective. Costs of our hardware are among the lowest in the market and contrary to most other solutions providers, our service charges are based strictly on usage. Our services do not carry monthly fees. Further, we can pass on to our business users the efficiencies we gain by using the Internet and wireless networks developed by other companies and GPS technology implanted by the U.S. government. Our business users are not required to make a substantial capital investment because our services can be deployed on different wireless application protocol-enabled mobile pager or telephone, our software resides at our Secure Data Management Center, and our services can be accessed easily by using the Internet.

*

Services over mobile assets can be shared by unrelated users: We allow our services over one or many remote assets in which our hardware is embedded to be shared by unrelated business users. For instance, when our hardware is embedded into a vehicle, we can allow the credit granter to have control over the asset to enforce payment schedules and, at the same time, allow the insurance company control over the same asset for theft protection, location and monitoring capability and/or to simply enforce payment of insurance premiums on the asset. This process can be easily handled from our Secure Data Management Center. This ability enables co-marketing programs which, for our business users, can translate into significant cost reduction through service sharing agreements.

*

Ease of use: Our products and services are designed to be deployed as end-to-end solutions. This means our business users will not incur incremental information technology costs associated with the deployment or use of our services. Our services are designed to be available over the Internet twenty-four hours a day, seven days a week. Our user interface is designed to be intuitive and easy to use, require minimal training and can easily be modified to meet particular requirements.

*

Ease of deployment: The deployment of our products and services is designed to be quick and easy for our business users. When deploying our products and services, users install the hardware provided and register the device with our Secure Data Management Center using the Internet. Once installed and a connection established to our Secure Data Management Center, deployment is complete. As our business users grow, by embedding our hardware into additional assets or vehicles, our services offer scalability.

*

Ease of maintenance: We host and support all services we provide. We can also implement service upgrades centrally from our Secure Data Management Center and remotely to our products in the field. Accordingly, our business users can avoid incurring technology and infrastructure maintenance expenses while benefiting from improvements to our services.

*

Scalability. Because key technology components of our solutions are designed to accommodate a practically unlimited number of users, such as in the case of GPS technology, or can be extended to service additional users, such as in the case of wireless networks or the Internet, we believe our services can support almost a limitless number of remote assets in the field. Our network architecture is designed to service a growing number of remote assets with increasing data transmission volumes without compromising execution or the accuracy of data transmitted.

*

No dependence on a unique wireless network: Our products and services are designed to support and connect to different wireless communications networks. We will typically configure our products and services with the most cost-effective and efficient wireless network available in the business user's main geographic area of operations. Subject to preferences, a single business user with geographically disperse operations may have products connecting to more than one wireless network and yet receive seamless service. Wireless network configuration of our products and services occur in the background and is transparent to our business users.

*

Location and tracking based on GPS technology: Our services use GPS technology to determine the location of remote assets. Because of its proven accuracy, the large number of satellites by the U.S. government, and its ability to determine location regardless of velocity and altitude, we believe GPS technology to be more reliable than other location technologies. Further, GPS technology is based on an infrastructure already built by the U.S. government which offers our business users significant savings for our services.

*

Efficient mapping capabilities: Current and past locations of each remote asset can easily be displayed on a map by our business users, making monitoring simple. Historical data is stored at our Secure Data Management Center and can be consulted at anytime by our business users to allow analysis of the activities of an asset over time.

Sales & Marketing

With the C-ChipTM Credit Manager now ready for market and the C-ChipTM Tracking Manager completing pre-commercialization tests, management is now instituting a comprehensive sales and marketing strategy. We are now making the transition from being a company focusing almost solely on product development and testing, to an entity to be driven by sales and marketing,

Management has identified what is believed to be large markets that remain underserved but would be logical, potentially keen candidates given an appropriate product and service offering at the right price. Just for automotive products, management has identified particular market segments that have specific business needs to attend. These are:

1.

Credit Management. To permit grantors credit control over the use of vehicles. In this segment, our products and services will be geared toward sub-prime credit customers. With consumers' debt load increasing and the quality of credit decreasing, we believe there is a sizeable market opportunity for products and services enabling credit grantors to have remote control over vehicles leased or financed to enforce payment schedule.

Customers Need	Customers Targeted
Ability to remotely deactivate the vehicle upon client missing payments.	Financial institutions, Banks
Location determination.	Leasing companies
Ability to recover assets immediately.	House financing
Improve payment compliance, reduce losses, and expand business.

2.

Asset Management. To enable location, monitoring, theft prevention and control over theft of usage over remote assets. In this segment, our products and services will be geared toward fleet operators, targeting different vertical markets. We believe the management of remote assets and workers is a market that remains largely untapped, but bound to become very significant as prices for products and services are lowered. Cost-effective and practical functionalities for businesses, this is what our products and services are all about.

Customers Need	Customers Targeted
Increased efficiency (dispatching, monitoring, exception notification, just in time delivery).	Telecommunications
Monitoring of use / customer profiling.	Construction
Enforce usage contracts & restrictions.	Facilities/waste management
Impose maintenance schedules. Theft of use/prevention	Field service
Location of stolen vehicles.	Transportation (freight and passenger)
Courier/delivery
Distribution
Security
Cable/ Broadband
Utilities

3.

Security Management. To increase theft prevention and facilitate recovery of stolen assets. In this segment, our products and services will be geared toward insurance companies, with our solution primarily sold through car dealers and auto parts retailers. There are presently more than 240 million vehicles on the road in North America. In the U.S., a vehicle is being stolen every 27 seconds. In 2001, the FBI reported that an estimated 1.2 million vehicle thefts occurred. The estimated total value of stolen vehicles was US$8.2 billion for an average value per vehicle of US$6,646. Approximately 62% of that amount was recovered during the year, leaving losses of US$3.1 billion for insurance companies. We believe there is a substantial market for products and services that can reduce losses incurred by insurance companies from theft of vehicles.

Customers Need	Customers Targeted
Theft prevention, vehicle deactivation.	Insurance companies
Locating stolen vehicles.	Car dealerships
Monitoring of use / customer profiling.	Auto parts retailers

As of June 30, 2003, our sales and marketing team consisted of two-consultants. We are currently adding personnel to our sales and marketing team. We plan to market and sell our products and services through a number of sales channels, including the following:

*

Strategic sales: We intend to hire, train and support a team of sales employees whose efforts will be geared toward leveraging large and existing distribution channels such as major national accounts, specialized distributors and regional resellers.

*

Wireless carriers: We intend to conclude co-marketing and OEM agreements with different wireless carriers. These partners will market or facilitate sales of our products and services through their own sales channels and work with our direct sales force to increase the sale of our products and services.

Our marketing department is expected to undergo a wide variety of activities, such as awareness and lead generation programs and product management. These activities will include Internet promotions, public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with potential partners.

As June 30, 2003, we concluded an agreement with Pay Technologies LLC ("PayTeck") for the distribution of our credit management solutions in the "Buy-Here, Pay-Here" market segment in the U.S. We began shipping our hardware in limited quantity to PayTeck last April.

Manufacturing

We outsource the manufacture of all of our products to third parties.

Raw components for our products are readily available from wholesale and retail electronics parts suppliers such as Innovator Electronic Assembly, Arrow Electronics, Avro, Microchip, Aromat, American Zettler, Future Electronics, Digikey, and US Electronics. The housings for the units require custom moulds which are contracted to third parties for production. We have an agreement in place with an ISO 9002-certified manufacturer in the Montreal region.

We carry minimal inventory of our products. We manufacture products based upon orders we receive. For large orders, our current lead-time for delivery is about 4 to 6 weeks.

We rely partly on our third party manufacturers for quality control. Internally, we conduct a series of tests to ensure that delivered products are reliable and suitable. We ship the products to our customers from our corporate headquarters. With these controls and procedures in place, we believe we have the ability to identify defects before products are shipped. We are keenly aware that any omission or the inability to detect defects before products are shipped could result in the rejection of products, damage our reputation, lower revenues, divert development resources, as well as increase costs in customer service, support and warranty claims.

Warranties

All of our products are offered with a warranty. Our current policy is to offer a warranty of two year on all products sold.

Insurance

Currently, we do not have any insurance coverage. We have appointed an agent to obtain adequate insurance coverage for us.

Government Regulation

In addition to regulations applicable to businesses in general, our products are subject to certification by the Federal Communications Commission in the US and by the Department of Communications in Canada. Our first product, the Credit Manager, is in the process of obtaining such certification for the US and Canadian markets. Our other products are expected to undergo the certification process once all pre-commercialization tests have completed. Further, wireless carriers who supply us with airtime enabling our services are also subject to regulation by the Federal Communications Commission in the US and the Canadian Radio-Television and Telecommunications Commission in Canada.

Competition

In each of the market segments we intend to position our products and services, we compete primarily on the basis of functionality, ease of use, quality, price, service availability, effectiveness and financial strength. As the demand by businesses for wireless communications tools enabling the management of remote assets increases, the quality, functionality and extent of competitors' products and services is expected to progress with new competitors flooding our markets, possibly further lowering prices of products and services. In addition, we expect that the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services or offer some or all of the products and services we offer or may offer in the future, possibly at lower prices than ours. This would harm the competitive advantages that our products and services currently enjoy.

In the market for credit management solutions in the automotive sector, we compete with products currently marketed by OnTime, PassTime, and PayTeck. All of these competitors offer different versions of an "egg timer" whereby a code must be manually entered using a keypad to enable a physical device connected to the vehicle's starter. The process enables the use of the vehicle for a certain period of time. Although the device does not rely on wireless network coverage to function, a code must be given and manually entered after each payment has been made. These devices work well but involve significant management time and expense. Our basic product offers a significant price advantage over these manual devices and, in management's opinion, is a much more sophisticated solution as it is totally transparent to users.

In the market for asset management solutions, our Tracking Manager competes with many different offerings. This market is highly fragmented. Among others, we currently compete with @Road, Aircept, Intertrack, Global Tracking, AirIQ, Earthtrak, Datacom, Vigil, WebTech and QUALCOMM, just to name a few. Relative to our solutions, our direct competitors tend to offer extensive and high-priced solutions. Other potential competitors in the future could include other wireless Internet companies, such as Openwave and Research in Motion; companies working on emergency-911 solutions, such as True Position; companies with solutions that integrate location, wireless communications and call centers, such as General Motors with the OnStar system; and

companies that provide wireless, location-relevant applications, such as SignalSoft. We do not know to what extent network developers and wireless operators will seek in the future to provide solutions enabling the management of remote assets, but this is a market that is already competitive and expected to become even more competitive in the future.

In the market for security management solutions, our Access Manager also competes with various offerings. This market is also fragmented and competitive. Major competitors would include vehicle anti-theft devices marketed by Clifford and Viper and, for solutions enabling the tracking of stolen vehicles, Boomerang and LoJack. We believe our product currently has a material price and functional advantage.

If we are unable to compete successfully in any of the sectors where our products and services are positioned, competitive pressures will harm our business; increase our sales cycles, which will result in lower revenues than currently anticipated.

Intellectual Property

We rely on a combination of patent, trade secret, trademark and copyright laws, and nondisclosure and other contractual provisions to protect our proprietary technology. Currently, we have three patents pending and we intend to file other patent applications when there is justification to proceed in such a way. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and partners and limit the dissemination and access to our technical documentation and other proprietary information.

Employees

As of June 30, 2003, we had two employees on our payroll and retained seven full-time consultants and many other part-time consultants. We believe relationships with our employees and consultants are good.

Risk Factors

The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known or that we currently consider insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of our common shares could decline due to any of these risks.

1. We have historically incurred losses and these losses may increase in the future. We have never been profitable. At June 30, 2003, we had an accumulated deficit of $1,726,848. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future. In order to assist the sale of our services, we may sell our hardware below our costs. As a result, we may incur negative gross margins on the sale of our hardware.

2. Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

*	delays in market acceptance or implementation by customers of our products and services;
*	changes in the sales cycles or demand by our customers for existing and additional services;
*	changes in or cancellations of our expected agreements with wireless carriers;
*	introduction of new services by us or our competitors;
*	changes in our pricing policies or those of our competitors or suppliers;
*	changes in our capability to add to our distribution channels and the expected productivity of our distribution channels;
*	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;
*	wireless data and Internet market conditions; and
*	general economic and political conditions.

3. An evaluation of our business is difficult because we have a limited operating history. We face a number of risks encountered by companies in our sector, including:

*	our need to introduce reliable and robust products and services that meet the demanding needs of customers;
*	our need to rapidly increase our marketing, sales and support organizations, as well as our distribution channels;
*	our capacity to anticipate and respond to market competition and technological change;
*	the uncertainty of market acceptance of our products and services;
*	our need to manage growing operations;
*	our dependence on wireless carriers;
*	limited coverage of wireless networks; and
*	any need to migrate to new networks, which could cause our products to be incompatible with new networks or out of date.

4. If we do not attain and increase revenue from the sale of our products and services to new customers, our business will not be successful. Our success depends on our ability to attain and increase revenue from the sale of our services to new customers and on market acceptance of our products and services. We may not be able to achieve extensive adoption of our products and services. Furthermore, changes in the pricing of competing products and services may harm our ability to realize sales of our products and services to customers. If we are not able to increase our customer base and increase our revenue from customers, our business will be seriously harmed.

5. We depend on a limited number of third parties to manufacture and supply critical components for our products and services. If our suppliers do not execute their obligations, or if they stop to manufacture and supply components critical for our products and services, we may be not capable to find other suppliers or operate our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

6. If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers. Our future success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future services will adequately satisfy customer demands.

7. We have limited resources and may be unable to manage our anticipated growth in operations. If we fail to develop and maintain our services as we experience growth, demand for our services could decrease. Our development will place significant strain on our managerial, operational and financial resources.

8. A disruption of our services due to accidental or intentional security breaches may damage our reputation, cause a loss of revenues and increase our expenses. Unauthorized access, computer viruses and other unintentional or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Although, the transmission of our customers' proprietary information is protected by encryption technology, if a third party were to misappropriate our customers' proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

9. System or network failures could reduce our sales, increase costs or result in liability claims and seriously harm our business. Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for uninterrupted services at an alternate site.

10. Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights. Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in Canada, the U.S. and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, copyright and trademark laws, which afford us only limited protection. The measures we take to protect our proprietary rights may not be adequate.

11. Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our services. Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all.

12. We may be subject to litigation that could result in significant costs to us. We may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our services or hardware platform or their deployment. Some of our agreements with our customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement.

13. We depend on GPS technology owned and controlled by others. Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of satellites

14. Our GPS technology depends on the use of radio frequency spectrum controlled by others. GPS technology is dependent on the use of radio frequency spectrum. An international organization known as the International Telecommunications Union controls the assignment of spectrum. If the International Telecommunications Union reallocates radio frequency spectrum, our services may become less useful or less reliable. This would, in turn, harm our business.

15. We depend on wireless networks owned and controlled by others. Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.

16. Defects or errors in our services could result in the cancellation or delay of our services, which would damage our reputation and harm our financial condition. We must develop our services quickly to keep pace with the rapidly changing market demand. Products and services that address our market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our products and services may not be free from errors or defects, which could result in the cancellation of orders or disruption of our services or dissatisfaction of customers. This would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

17. The reporting of inaccurate location-relevant information could cause the loss of customers and expose us to legal liability. The accurate reporting of location-relevant information is critical to our customers' businesses. If we fail to accurately report location-relevant information, we could lose customers, our reputation and ability to retain and attract customers could be harmed, and we could be exposed to legal liability.

18. If the use of the Internet by businesses does not continue to grow, our business will be harmed. Our future success is dependent on continued growth in the use of the Internet by businesses. The use and acceptance of the Internet by businesses may not increase for a number of reasons, including the cost and availability of Internet access and concerns about privacy, security and reliability.

19. Government regulations and standards may harm our business and could increase our costs or reduce our opportunities to earn revenues. In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the Federal Communications Commission and Department of Defense. These regulations may impose licensing requirements or safety standards. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our products and services and increase our cost of doing business. Further, wireless carriers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit the provision of our services.

20. We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business. Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with significant expertise. New employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

21. Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. We have suppliers that are located outside Canada and the U.S. Our functional currency is the Canadian dollars and we report our results in U.S. dollars. Fluctuations in the value of the Canadian and U.S. dollars id difficult to predict and can us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.

22. A limited number of stockholders collectively continue to own a majority of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders. Our directors, officers and greater than five percent of stockholders own a majority of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.

23. The market for our common stock is limited. There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "CCHI," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

24. Penny stock rules limit the liquidity of our common stock. Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

25. We have never paid cash dividends on our common stock. We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

27. An investment in our company may be diluted. We may issue a substantial number of shares of our common stock without investor approval. Any such issuance of our securities in the future could reduce an investor's ownership percentage and voting rights in our company and further dilute the value of your investment.

28. Due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

*	announcements of technological or competitive developments;
*	acquisitions or strategic alliances by us or our competitors;
*	the gain or loss of a significant customer or order;
*	changes in estimates of our financial performance or changes in recommendations by securities analysts;
*	security breaches; and
*	disposition of shares of our common stock held by large investors.

ITEM 2.       DESCRIPTION OF PROPERTIES

We currently lease approximately 1,137 square feet for administration and product development. Our main office is located at 4710 St-Ambroise, Suite 224A, Montreal, Quebec, Canada. The base rent for the current premises is approximately $1,144 CDN per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease requires that we pay a portion of the property taxes and is set to expire on June 30, 2004.

We have contracted for other office space. As of October 1, 2003, we will lease an office of approximately 1,400 square feet for administration and sales and marketing. This office will be located at 4710 St-Ambroise, Suite 227, Montreal, Quebec, Canada. Base rent will be approximately $1,140 CDN and will also be subject to annual increases equivalent to the increase in the Consumer Price Index. The lease will also require that we pay a portion of the property taxes and is set to expire on September 30, 2004.

Management believes that additional office space will be required as our business grows.

ITEM 3.       LEGAL PROCEEDINGS

We are not subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders is the fourth quarter of 2003.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc under the symbol "CCHI." Our shares began trading on July 2, 2001. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

2002	High	Low
Quarter ended
September 30, 2001	1.76	1.02
December 31, 2001	0.75	0.54
March 31, 2002	0.93	0.54
June 30, 2002	2.00	1.21

2003
Quarter ended
September 30, 2002	0.10	0.06
December 31, 2002	0.20	0.05
March 31, 2003	0.75	0.21
June 30, 2003	0.50	0.17

As of June 30, 2003 there were approximately 50 holders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

The market price of our common shares may to be the object of significant fluctuations related to a number of events and reasons, such as variations in our operating results, publication of technological developments or new products or services by us or our competitors, recommendations of securities analysts on us or our competitors, the operating and stock performance of other companies that the market may view as related to our business, and news reports relating to trends in our activities.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of many high technology companies that may have often been not related or inconsistent to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions and other factors, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid any cash dividends on our common shares and at present we do not intend to pay any cash dividends in the foreseeable future. Our plan is to retain earnings, if any, to fund our future growth.

On January 3, 2003, we declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and our common shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 25,223,960 common shares outstanding post-dividend.

Issuance and Cancellation of Common Shares

On January 7, 2003, we issued 5,000,000 restricted common shares to Capex Investments Limited, in partial payment for the acquisition the all assets and intellectual property related the C-Chip technology. On the same date 5,000,000 shares of common stock owned by Capinvest LLC. were returned to treasury and cancelled.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have an equity compensation plan. It is our 2003 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 5,000,000 shares. As of June 30, 2003, options to purchase 2,495,000 shares had been granted of which 70,000 options had been exercised and 606,250 options had vested but had not been exercised by their holders. Of the total amount of options already granted by our company, 1,818,750 will become exercisable within one year. Under the Plan, we still have 2,505,000 options available for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	2,425,000	$0.20	2,505,000

Total	2,425,000	$0.20	2,505,000

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Revenue Recognition

As of June 30, 2003, our company was still in a development stage and we had not generated any commercial sales. We plan to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Our company has developed prototypes for testing by potential customers which have been billed for a portion of the costs incurred. We record these cost recoveries as a credit to the respective expense in the statement of operations. As of June 30, 2003, recoveries from demonstrations and prototype installations of $28,192 were applied to reduce general and administrative expenses.

Development Costs

Our company is in a development stage and all costs relating to research and development are charged to operations as incurred. An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Amortization is calculated using the straight-line method over four years and recorded commencing in the first quarterly period following acquisition. Acquired in-process research and development will be expensed on acquisition.

Acquired research and development costs of $650,000 related to the C-Chip technology were amortized during the period ended June 30, 2003.

Amortization of Equipment and Property

Our company's equipment and property are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

Long-Lived Assets

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Foreign Currency Transactions/Balances

Our functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates for the year are used to translate revenues and expenses.

Stock-Based Compensation

We have elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of our employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

For the fiscal year ended June 30, 2003, we granted 20,000 stock options pursuant to the Option Plan at an exercise price of $0.00001 per share when the prevailing market price was $0.47 per share, and granted 50,000 stock options pursuant to the Plan at an exercise price of $0.00001 per share when the prevailing market price was $0.20 per share. These stock options were vested and were exercised immediately. We also granted 2,425,000 stock options at an exercise price of $0.20 per share when the prevailing market price was $0.20 per share. Of these, a total of 606,250 stock options vested immediately with the remaining balance exercisable over a period of one year. We charged compensation expense of $19,400 to operations for the fiscal year ended June 30, 2003.

The following table illustrates the effect on net income and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended June 30,
	2003 $	2002 $

Net loss - as reported	(1,134,326)	(37,547)
Add: Stock-based compensation expense included in
net loss - as reported	19,400	-
Deduct: Stock-based compensation expense
determined under fair value method	(101,729)	-

Net loss - pro forma	(1,216,655)	(37,547)

Net loss per share (basic and diluted) - as reported	$(0.02)	$(0.00)
Net loss per share (basic and diluted) - pro forma	$(0.02)	$(0.00)

Acquisition of Assets

The financial statements for June 30, 2003 reflect the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip technology and shares restructuring related thereto. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000 (maturing on January 15, 2008 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares at common stock). The debenture is convertible into restricted common stock at a 15% discount from market, using the face value of $2,000,000. As part of the Asset Purchase Agreement, we also paid the vendor $40,000 for C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The due date of the Note was subsequently extended at different time, and finally to December 31, 2003 or on the date of closing of a private placement, whichever occurs first, to permit completion of a private placement of common stock to provide our working capital.

In August 2003, the Convertible Debenture payable of $2,000,000 with an accreted fair value of $922,700 was converted into 3,910,120 of our common shares. The conversion price was $0.52 after a 15% discount pursuant to the January 7, 2003 Asset Purchase Agreement. If Capex had opted not to convert immediately, the Convertible Debenture would have been accreted to $2,000,000 over 5 years at $239,400 per year.

We are also in the process of closing a private placement of approximately 2,900,000 Units for total proceeds of $1,600,000. Each Unit will consist of one common share and one common share purchase warrant. Each Unit is priced at $0.55 per unit and each warrant is exercisable at $1.00 with an expiration date of two years from issuance. Included as part of the private placement will be the conversion of the Note of $500,000 issued as part of the Asset Purchase Agreement.

The acquisition of C-Chip Technology, has been accounted for using the purchase method of accounting, and was allocated as follows:

Property and equipment	$67,725
Patents and trademarks	$75,990
In Process R & D	$650,000
C-Chip Technology	$574,285

$1,368,000

The In Process R & D was amortized during the fiscal year ended June 30, 2003. The remaining intangible assets - patents and trademarks and C-Chip technology - will be evaluated annually to determine their continuing value, and amortized accordingly.

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 as of our inception. Since then, we have incurred net operating losses of $164,000, which expire starting in 2015. Pursuant to SFAS 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $

Net Operating Loss	74,000	31,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	25,160	10,540

Valuation Allowance	(25,160)	(10,540)

Net Deferred Tax Asset	-	-

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on our consolidated financial position and results of operations. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS No. 148 on January 1, 2003.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on our results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to our operations therefore a description of each and their respective impact on our operations have not been disclosed.

Overview

Fiscal 2003 was a milestone year for our company. On January 7, 2003, we acquired a new patent-pending wireless communications technology that offers complete remote control and access over targeted equipment and services. Our newly acquired technology allows selective enabling, disabling (on/off) of the said equipment, and other commands at will, from anywhere in the world to almost anywhere in the North America, at this time.

Prior to our acquisition of the assets related to the C-Chip technology, our company had been engaged in the exploration and acquisition of mineral properties. Since our inception on June 26, 2000, our company has not generated any revenues from it mineral properties or from its newly acquired technology. In the most recent quarter ended June 30, 2003, our company had proceeded with the delivery of a number of units of the C-ChipTM Credit Manager, but we recorded no revenue as our limited sales were accounted as a cost recovery against certain marketing and sales costs.

Concurrently with our acquisition of the C-Chip technology, 5,000,000 of our restricted common shares owned by former Officers and Directors of our company were returned to treasury for cancellation. On January 7, 2003, the said shares were cancelled by us.

To close on the acquisition of the C-Chip technology, we agreed to pay Capex as follows: 1) a Promissory Note of $500,000 bearing no interest payable in full on January 30, 2003; 2) 250,000 restricted shares of our common stock; and, 3) a convertible Debenture of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in "restricted" shares of our common stock, the said Debenture being convertible at anytime at the option of the holder in "restricted" shares of our common stock at a discount of 15% to its market price. Our company also paid $40,000 for expenses related to the transaction.

On January 3, 2003, we declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 25,223,960 common shares outstanding post-dividend.

We are also in the process of closing a private placement of approximately 2,900,000 Units for total proceeds of $1,600,000. Included as part of the private placement will be the conversion of the Note of $500,000 issued as part of the Asset Purchase Agreement. This private placement will allow our company to advance its business plan.

Our new products and services are within the "Telematics" industry. Telematics refers to the ability to remotely access, control, locate and manage different products or services. The telematics sector is a new and emerging industry poised for explosive growth over the next 3-5 years. Available and planned applications include location-based and navigation services, info-tainment services, automatic emergency callout in the event of an accident, security and anti-theft systems, remote diagnostics and repair, logistics and fleet management, and office applications.

Our technology is readily applicable to the credit, asset and security management industry. As there is a readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry. Contrary to most competitors in the field who tend to offer extensive and highly priced solutions, our goal was to develop practical solutions at low prices. This has largely been achieved. Further, contrary to most products and services currently available on the market today, our solutions do not carry monthly network fees as they are offered to users on a pay-per-use basis.

Within the credit management sector, we have now finished the development and completed extensive testing of the C-ChipTM Credit Manager, a benefit-denial receiver which can be incorporated into any vehicle. On April 28, 2003, we announced that we had concluded a marketing and distribution agreement with PayTeck for the US market. The agreement involves the nationwide distribution of C-Chip's credit management solution which offers credit grantors, using a simple web-based application, complete control over all vehicles leased or financed in which our solution is embedded. PayTeck will market C-Chip's solution in the US under the brand name "WebTeckTM" and will specifically target auto dealers in the Buy-Here, Pay-Here (BHPH) community.

Although we have begun shipping units to PayTeck, deliveries of units in sizeable quantities are only expected to begin this fall. With the assistance of PayTeck, our intent is to rapidly build a strong distribution network in the US. Once in place, our goal is to rapidly capture about 10% of the addressable BHPH market in the US. With a product that is cost-effective, as easy to use as a click of the mouse and that can reduce payment delinquency significantly, we believe this goal to be attainable.

Within the asset management industry, we have recently completed the development of the C-ChipTM Tracking Manager which has wireless vehicle control, monitoring and tracking features. The Tracking Manager is currently being field tested by different potential customers, including car dealers, wireless carriers and OEM equipment manufacturers. Its commercial launch is expected to occur later in the fall season and will be offered at a very competitive price point to enable a potentially large distribution.

Within the security management industry, we have selectively marketed to a limited number of large insurance companies different wireless solutions aimed at preventing theft of vehicles. Over the last few months, we have been involved in the development of an exclusive anti-theft solution for a major insurance company for the Canadian market. Currently branded as the C-ChipTM Access Manager, last spring we successfully concluded the initial pilot test requested by a potentially large customer. Over the next few weeks, we are expected to undergo a second pilot test with the same insurance company and, if successful, this is anticipated to lead to a large-scale implementation of our technology in different steps of commercialization.

With the initial development of our first line of products for the automotive industry now essentially completed, we expect that the development cycle to adapt our technology to other products will be shortened significantly. In the future, while continuing product development for the automotive sector, we anticipate product development of different credit, asset and security management solutions touching various products, including but not limited to: industrial equipment, office equipment and consumer electronic products.

Until our newly acquired assets become self-funding, we will continue to fund our operations through the issuance of common stock as well as with the issuance of short and long-term debt, and loans from shareholders and Directors.

With the acquisition of the C-Chip technology and its further development, we have set for ourselves the goal to be recognized as a leading provider of credit, asset and security management solutions for financial and leasing institutions, insurance companies and different vertical markets touching the management of urban fleets.

Results of Operations

Although we have shipped products based on the C-Chip technology to a limited number of clients in the fiscal year ended June 30, 2003, our company has not yet recorded any revenue from its newly acquired technology.

On the acquisition of all of the assets related to the C-Chip technology our company discontinued its mineral exploration business and has reallocated all relevant development costs, totaling $602,606 to Loss from Discontinued Operations.

Discontinued operations consist of our former activities in mineral exploration. In December 2002, our board of directors approved the termination of mining activity and the acquisition of C-Chip technology.

The results of discontinued operations are summarized as follows:

	Accumulated from June 26, 2000 (Date of Inception)	For the year ended June 30,
	to June 30, 2003	2003	2002
	$	$	$

Revenues	-	-	-

Net operating losses	602,606	10,084	37,547

Gain on disposal	-	-	-

Loss from discontinued operations	602,606	10,084	37,547

Our company posted losses of $1,134,326 for the twelve months ending June 30, 2003, including $10,084 of expenses relating to discontinued operations. There are no prior period comparisons for our present operations. The principal component of the loss is $650,000 of in progress research and development which was amortized immediately following our acquisition of the C-Chip technology.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology from Capex, on January 7, 2003, our company has been engaged in the development and the marketing of wireless solutions that offer complete remote access, control and the management over targeted equipment and services.

As part of interim financing by shareholders, we have purchased management services from Capex, the vendor in the C-Chip asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due Capex at June 30, 2003 was $193,325 represented by:

$

C-Chip technology development expenses	40,000
Management services provided	59,367
Operational expenses paid directly	52,889
Cash advanced	49,285
Gain on foreign exchange	(8,216)

193,325

On January 28, 2003, we entered into an agreement with Capex to extend the due date of our promissory note in the amount of $500,000 from January 31, 2003 to February 28, 2003. On February 7, 2003, we entered into another agreement with Capex to further extend the due date of our promissory note from February 28, 2003 to May 31, 2003. In May 2003, we entered into another agreement with Capex to further extend the due date of our promissory note from May 31, 2003 to December 31, 2003 or to the date of the closing of our private placement, whichever occurs first. We are now finalizing a private placement which is expected to be of a total of $1,600,000, including the conversion of the promissory note into our common shares.

In August 2003, we announced that Capex had converted its Convertible Debenture of $2,000,000 into 3,910,120 of our common shares pursuant to the Asset Purchase Agreement. On January 7, 2003, the conversion price was $0.52 after allowing for a 15% discount the market value of our common shares.

As of June 30, 2003, our principal capital resources have been acquired through a combination of short and long term debt, and the issuance of our common stock. We do not have a credit line available at any bank at this time. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to commercialize our current and future products, thus attaining profitable business operations, and/or to raise additional equity financing.

For the period ended June 30, 2003, our company had generated net-cash of $36,975 from its operations. This compared to net-cash used of $37,360 in the prior period. Until our company is able to generate sufficient cash flow to sustain its on going business activity, management plans to seek additional capital through a private placement of its common stock. In the interim, we expect to fund itself from loans from shareholders or Directors. There is no guarantee that we will be able to complete any of the above objectives.

As of June 30, 2003, including a promissory note of $500,000 issued to Capex, we had negative working capital of ($828,127) compared to $8,571 at June 30, 2002. Of the amounts owed by us, a total of $733,566 was due to related party, including the promissory note of $500,000 owed to Capex. This substantial increase in our liabilities is all related to the ongoing activities of our newly acquired assets. All major categories were affected, but research and development recorded the most important increase as an in process research and development of $650,000 was amortized immediately following the acquisition of the C-Chip technology.

As of June 30, 2003, our company's total assets were $689,781. This compares with our company's assets of $11,557 at June 30, 2002. The increase in our total assets was solely attributable to our acquisition of the C-Chip technology.

As of June 30, 2003, our current liabilities had increased to $848,408 from $2,959 at June 30, 2002. The increase was largely due to the issuance of a promissory note of $500,000 to Capex as part of our acquisition of the C-Chip technology. As of June 30, 2003, amounts owing to officers of our company totaled $40,241. Amounts owing to our officers are non-interest bearing, unsecured and have no fixed terms of repayment.

On April 22, 2003, our company filed a Form S-8 with the Securities and Exchange Commission to establish our Option Plan. The total number of our shares available for grants under the Option Plan is 5,000,000 common shares.

On May 1, 2003, our company granted options to purchase 20,000 shares of common stock at an exercise price of $0.00001 per share. On June 17, 2003, our company granted options to purchase 50,000 shares of common stock at an exercise price of $0.00001 per share, and 2,425,000 shares of common stock at an exercise price of $0.20 per share. As of June 30, 2003, 70,000 options had been exercised.

A summary of the changes in our common share purchase options is presented below:

	June 30, 2003		June 30, 2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	-	$-	-	$-
Granted	2,495,000	0.19	-	-
Exercised	(70,000)	-	-	-
Forfeited / Expired	-	-	-	-

Balance, end of year	2,425,000	$0.20	-	$-

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.27%, expected volatility of 197%, an expected option life of one year and no expected dividends. The weighted average fair value of options granted was $0.14 per share. Had we determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $82,329 for year ended June 30, 2003. For the year ended June 30, 2003, we recognized stock based compensation for non-employees in the amount of $19,400.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents
Independent Auditors' Report	F-1
Balance Sheets Statements of Operations Statements of Cash Flows Statement of Stockholders' Equity (Deficit)	F-2 F-3 F-4 F-5
Notes to the Financial Statements	F-6

Independent Auditors' Report

To the Stockholders
C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)

We have audited the accompanying balance sheet of C-Chip Technologies Corporation (formerly Keystone Mines Limited) as of June 30, 2003, and the related statement of operations, cash flows and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of C-Chip Technologies Corporation as of June 30, 2002, and the related statement of operations, cash flows and stockholders' deficit accumulated for the period from June 26, 2000 (Date of Inception) to June 30, 2002 and the year ended June 30, 2002, was audited by other auditors in their report dated July 28, 2002. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of C-Chip Technologies Corporation (formerly Keystone Mines Limited) as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
September 10, 2003

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30,
	2003 $	2002 $
ASSETS
Current Assets
Cash	8,505	11,530
Other current assets	11,776	-

Total Current Assets	20,281	11,530

Property and Equipment (Notes 3 and 4)	59,855	27

Intangible Assets (Notes 3 and 5)	609,645	-

Total Assets	689,781	11,557

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	73,342	1,941
Accrued liabilities	41,500	-
Due to related parties (Note 6)	233,566	1,018
Promissory Note (Notes 3 and 11(b))	500,000	-

Total Current Liabilities	848,408	2,959

Debenture Payable (Notes 3 and 11(a))	922,700	-

Total Liabilities	1,771,108	2,959

Contingencies (Note 1)
Stockholders' Equity (Deficit)
Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 25,293,960 and 120,223,960 shares issued and outstanding, respectively (Note 7)	253	1,202

Additional Paid-in Capital	645,268	599,918

	645,521	601,120

Deficit Accumulated During the Development Stage	(1,726,848)	(592,522)

Total Stockholders' Equity (Deficit)	(1,081,327)	8,598

Total Liabilities and Stockholders' Equity	689,781	11,557

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Accumulated from
	June 26, 2000
	(Date of Inception)	For the year ended
	to June 30,	June 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Acquired in-process research and development	650,000	650,000	-
Depreciation and amortization	48,500	48,500	-
Bank charges and exchange	12,444	12,444	-
Debenture accretion	119,700	119,700	-
Debenture Interest	25,000	25,000	-
General and administration	75,982	75,982
Professional fees	101,259	101,259	-
Research and development	11,072	11,072	-
Salaries and benefits	60,885	60,885	-
Stock based compensation	19,400	19,400	-

Net Loss Before Discontinued Operations	(1,124,242)	(1,124,242)	-
Loss from Discontinued Operations (Note 9)	602,606	10,084	37,547

Net Loss for the Period	(1,726,848)	(1,134,326)	(37,547)

Net Loss Per Share - Basic

Net Loss before Discontinued Operations		(0.02)	(0.00)
Loss from Discontinued Operations		-	-

Net Loss for the Year		(0.02)	(0.00)

Weighted Average Shares Outstanding		74,937,000	120,224,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Accumulated from
	June 26, 2000
	(Date of
	Inception) to	For the year ended
	June 30,	June 30,
	2003 $	2003 $	2002 $
Cash Flows To Operating Activities
Net loss	(1,726,848)	(1,134,326)	(37,547)
Adjustment to reconcile net loss to cash
Stock based compensation	19,400	19,400	-
Acquired in-process research and development	650,000	650,000	-
Payment of expenses from issuance of stock	499,973	-	-
Depreciation and amortization	48,500	48,500	-
Accretion of debenture	119,700	119,700	-
Mineral properties written off	27	27	-

Changes in operating assets and liabilities
Increase (decrease) in related party payables	233,566	232,548	(1,419)
(Increase) in other assets	(11,776)	(11,776)	-
Increase in accounts payable and accrued liabilities	114,843	112,902	1,606
Net Cash Provided By (Used In) Operating Activities	(52,615)	36,975	(37,360)

Cash Flows To Investing Activities
Purchase of C-Chip Technology	(40,000)	(40,000)	-
Net Cash Used in Investing Activities	(40,000)	(40,000)	-

Cash Flows To Financing Activities
Issuance of common stock	101,120	-	-
Net Cash Provided By Financing Activities	101,120	-	-
Net Increase (Decrease) in Cash	8,505	(3,025)	(37,360)
Cash - Beginning of Period	-	11,530	48,890

Cash - End of Period	8,505	8,505	11,530
Non-Cash Financing and Investing Activities
Issuance of common shares for payment of expenses	499,840	-	-
Issuance of common shares for mining claims	27	-	-
Issuance of common shares for payment of advances	133	-	-
Acquisition of property and equipment	67,725	67,725	-
Acquisition of intangible assets	650,275	650,275	-
Issuance of promissory note for acquisition of assets	500,000	500,000	-
Issuance of debenture payable for acquisition of assets	803,000	803,000	-
Issuance of common shares for acquisition of assets	25,000	25,000	-
Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) Accumulated from June 26, 2000 to June 30, 2003
(Expressed in U.S. Dollars)

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	# of Shares	Amount $	Capital $	Stage $	Equity (Deficit) $
Balance - June 26, 2000 (Date of Inception)	-	-	-	-	-

Common stock issued for services and payment of advances	100,000,000	1,000	499,000	-	500,000

Net loss for the period	-	-	-	(498,923)	(498,923)

Balance, June 30, 2000	100,000,000	1,000	499,000	(498,923)	1,077

Common stock issued for cash	20,223,960	202	100,918	-	101,120

Net loss for the year	-	-	-	(56,052)	(56,052)

Balance, June 30, 2001	120,223,960	1,202	599,918	(554,975)	46,145

Net loss for the year	-	-	-	(37,547)	(37,547)

Balance, June 30, 2002	120,223,960	1,202	599,918	(592,522)	8,598

Common stock cancelled	(100,000,000)	(1,000)	1,000	-	-

Common stock issued for purchase of assets	5,000,000	50	24,950	-	25,000

Common stock issued for cash pursuant to a stock option	70,000	1	-	-	1

Non-employee stock based compensation	-	-	19,400	-	19,400

Net loss for the year	-	-	-	(1,134,326)	(1,134,326)

Balance, June 30, 2003	25,293,960	253	645,268	(1,726,848)	(1,081,327)

The Company declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. All per share amounts have been retroactively adjusted.

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Nature of Operations

  The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. In June 2000 the Company purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada.

  The Company's principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. On December 23, 2002 the Company was advised that mineral properties held were not economically viable. On January 7, 2003 the Company acquired assets and intellectual property and changed its business focus to the development of C-Chip Technology (see Note 3). In February, 2003 the Company changed its name to C-Chip Technologies Corporation.

  The Company was in the exploration stage since its formation in June 2000 and did not realize any revenues from its original planned operations. Effective December 23, 2002 the Company discontinued its mining operations to devote most of its activities to commercializing the C-Chip Technology and raising sufficient funds to further its new business plan. Planned principal activities have not yet commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to commercialize its development of products and patents, attaining profitable business operations, and/or raising additional equity financing. Management has plans to seek additional capital through a private placement and public offering of its common stock. There is no guarantee that the Company will be able to complete any of the above objectives. There is substantial doubt about the Company's ability to continue as a going concern.

  The Company expects to fund itself in the next twelve months through issuance of shares or by loans from shareholders and/or directors. The Company also plans to raise funds through the sale of products and through cost re-imbursements. The Company's shares trade on the OTC Bulletin Board under the symbol CCHI.

  Subsequent to June 30, 2003, the Company is in the process of completing a private placement of common shares (see Note 11(b)).

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

  d)   Long-Lived Assets

  Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Principles (continued)

  e)   Foreign Currency Transactions/Balances

  The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average rates for the year are used to translate revenues and expenses.

  f)   Development Costs

  The Company is in the development stage and all costs relating to research and development are charged to operations as incurred. Acquired in-process research and development costs of $650,000 were amortized during the period.

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

  h)   Recent Accounting Pronouncements

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on the Company's consolidated financial position and results of operations. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 on January 1, 2003.

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Principles (continued)

  h)   Recent Accounting Pronouncements (continued)

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations or financial position.

  The FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  i)   Financial Instruments

  Financial instruments include cash and equivalents, accounts payable, accrued liabilities, related party payables, and a promissory note payable. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The convertible debenture payable has a face value of $2,000,000 and was determined to have a fair value of $803,000 on the date of the asset purchase agreement (Note 3).

  j)   Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  k)   Net Loss Per Share

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

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Principles (continued)

  l)   Stock-Based Compensation

  The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

  During the fiscal year ended June 30, 2003, the Company granted 20,000 stock options pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share when the prevailing market price was $0.47 per share, and granted 50,000 stock options pursuant to the Plan at an exercise price of $0.00001 per share when the prevailing market price was $0.20 per share. These stock options vested and were exercised immediately. The Company also granted 2,425,000 stock options at an exercise price of $0.20 per share when the prevailing market price was $0.20 per share. Of these, a total of 606,250 stock options vested immediately with the remaining balance exercisable over a period of one year. The Company charged compensation expense of $19,400 to operations during the fiscal year ended June 30, 2003.

  The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended June 30,
	2003 $	2002 $

Net loss -- as reported	(1,134,326)	(37,547)
Add: Stock-based compensation expense included in net loss -- as reported	19,400	-
Deduct: Stock-based compensation expense determined under fair value method	(101,729)	-

Net loss -- pro forma	(1,216,655)	(37,547)

Net loss per share (basic and diluted) -- as reported	$(0.02)	$(0.00)
Net loss per share (basic and diluted) -- pro forma	$(0.02)	$(0.00)

  m)   Revenue Recognition

  The Company is still in the development stage and has not generated any commercial sales. The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Principles (continued)

  m)   Revenue Recognition (continued)

  The Company has developed prototypes for testing by potential customers which have been billed for a portion of the costs incurred. The Company records these cost recoveries as a credit to the respective expense in the statement of operations. Recoveries from demonstrations and prototype installations of $28,192 were applied to reduce general and administrative expenses.

  n)   Property and Equipment

  Property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

  o)   Purchased Intangible Assets

  An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Amortization will be calculated using the straight-line method over four years and recorded commencing in the first quarterly period following acquisition. Acquired in-process research and development is charged to operations on acquisition.

  p)   Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

  Acquisition of Assets

  The financial statements for June 30, 2003 reflects the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip Technology and share restructuring related thereto. The C-Chip Technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000, maturing on January 15, 2008 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares of common stock. (See Note 11(a)). The debenture is convertible into restricted common stock at a 15% discount from market, using the face value of $2,000,000. The convertible debenture will be accreted to $2,000,000 over 5 years at $239,400 per year. As part of the asset purchase agreement the Company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The due date of the note was subsequently extended to permit completion of a private placement of common stock to fund the acquisition and provide working capital. (See Note 11(b)).

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Acquisition of Assets (continued)

  The purchase price was allocated to the following asset categories:

$

Property and equipment	67,725
Patents and trademarks	75,990
In-process research and development	650,000
C-Chip Technology	574,285

1,368,000

  The in-process research and development was charged to operations on acquisition. The remaining intangible assets, patents and trademarks and C-Chip Technology, will be evaluated annually to determine their continuing value.

  Property and Equipment

	Cost $	Accumulated Amortization $	Net Book Value $

Computers	21,940	3,290	18,650
Leasehold improvements	5,075	508	4,567
Furniture	11,642	1,164	10,478
Machinery and equipment	29,068	2,908	26,160

Total property and equipment	67,725	7,870	59,855

Depreciation during the period		7,870

  Intangible Assets

	Cost $	Accumulated Amortization $	Net Book Value $

C-Chip technology	574,285	35,890	538,395
Patents and trademarks	75,990	4,740	71,250

Total other assets	1,300,275	40,630	609,645

Amortization during the period		40,630

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Related Party Transactions/Balances

  (a)   As part of interim financing by shareholders, the Company has purchased management services from Capex
         Investments Limited, the vendor in the C-Chip asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due Capex at June 30, 2003 is $193,325 represented by:

$

C-Chip Technology development expenses	40,000
Management services provided	59,367
Operational expenses paid directly	52,889
Cash advanced	49,285
Gain on foreign exchange	(8,216)

193,325

  (b)   Amounts owing to officers of the Company of $40,241 are non-interest bearing, unsecured and have no fixed terms of repayment.

  Common Stock

  (a)   On January 7, 2003 the Company issued 5,000,000 common shares, in part for the assets acquired as described in Note 3. On the same date a total of 100,000,000 shares were returned to treasury and cancelled.

  (b)   The Company declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. All per share amounts have been retroactively adjusted.

  Stock Option Plan

  On April 22, 2003 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2003 Nonqualified Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of the Plan.

  On May 1, 2003, the Company granted options to purchase 20,000 shares of common stock at an exercise price of $0.00001 per share. On June 17, 2003, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $0.00001 per share, and 2,425,000 shares of common stock at an exercise price of $0.20 per share.

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Stock Option Plan (continued)

  A summary of the changes in the Company's common share purchase options is presented below:

	June 30, 2003		June 30, 2002
	Number	Weighted Average Exercise Price $	Number	Weighted Average Exercise Price $

Balance, beginning of year	-	-	-	-
Granted	2,495,000	0.19	-	-
Exercised	(70,000)	-	-	-
Forfeited / Expired	-	-	-	-

Balance, end of year	2,425,000	0.20	-	-

  Additional information regarding options outstanding as at June 30, 2003 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.00 - 0.20	2,425,000	4.97	0.20	606,250	0.20

  The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.27%, expected volatility of 197%, an expected option life of one year and no expected dividends. The weighted average fair value of options granted was $0.14 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $82,329 for the year ended June 30, 2003. During the year ended June 30, 2003, the Company recognized stock-based compensation for non-employees in the amount of $19,400.

  Discontinued Operations

  Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology (Note 3).

  Income Tax

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. The Company has incurred net operating losses of $164,000, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

C-Chip Technologies Corporation
(formerly Keystone Mines Limited)
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

  Income Tax (continued)

  The components of the net deferred tax asset at June 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003 $	2002 $

Net Operating Loss	74,000	31,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	25,160	10,540

Valuation Allowance	(25,160)	(10,540)

Net Deferred Tax Asset	-	-

  Subsequent Events

  During August 2003 the Convertible Debenture Payable of $2,000,000 with an accreted fair value of $922,700 was converted into 3,910,120 common shares. The conversion price was $0.52 after a 15% discount pursuant to the January 7, 2003 Asset Purchase Agreement.

  The Company is in the process of closing a private placement of 2,900,000 units at a price of $0.55 per unit for gross proceeds of approximately $1,600,000 less $500,000 apportioned to the conversion of the promissory note. Each unit consists of one common share and one common share purchase warrant exercisable at $1.00 per share with an expiration date of two years from issuance. Included as part of the private placement will be the conversion of the promissory note payable of $500,000 into common shares of the Company.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 7, 2002, our board of directors dismissed the accounting firm of Williams & Webster, P.S. as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and Williams & Webster. Williams & Webster, P.S. were dismissed by us because we determined that it was in our best interests to have its auditor located in Canada where our corporate headquarters are located.

The report of Williams & Webster, P.S. on our financial statements as of and for the years ended June 30, 2002 and 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Williams & Webster expressed substantial doubt about our ability to continue as a going concern.

We requested Williams & Webster to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made by us in our Form 8-K and, if not, stating the respects in which it did not agree. We delivered a copy of this disclosure to Williams & Webster on October 18, 2002, via facsimile. On October 29, 2003, Williams & Webster replied and its letter agreeing with the statements contained in the Form 8-K was attached as Exhibit 16.1 to a Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2002.

At our board meeting on October 7, 2002, our board of directors engaged Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as its independent auditor for its fiscal year ending June 30, 2003. Manning Elliott accepted such appointment on October 11, 2002. Prior to their appointment, we did not consult with Manning Elliott on any matters related to accounting or the type of opinion they may issue.

ITEM 8A.       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.       DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of June 30, 2003 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held
Robert Clarke	59	Chairman of the Board of Directors
John Fraser	57	Director and Secretary
Cherry Lee	38	Director
Stephane Solis	45	President and Chief Executive Officer
Benjamin Leboe	58	Chief Financial Officer
Claude Pellerin	33	Vice President of Legal Affairs

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

Since June 2000, Robert Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong. Since October 1998, Mr. Clarke has been Chairman of the Board of Directors of Asian Alliance Ventures, Inc. During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times of ePHONE Telecom Inc. (OTCBB:EPHO) as follows: He served as the Chairman of the Board of Directors from April 1999 until July 21, 2000 and again from December 1, 2000 to September 12, 2002. Mr. Clarke also served as the President and Chief Executive Officer of ePhone from June 3, 1999 to August 8, 1999, and also from March 9, 20000 until April 1, 2000 and again from December 1, 2000 to July 1, 2001. During two periods he was CEO but not President. These periods were from August 8, 1999 to March 9, 2000 and from April 1, 2001 to July 2001. He carried out the functions normally associated with the offices he held and in particular during the periods when he held the office of CEO he was responsible for the overall direction and operation of the company. From January 1997 to November 1997, Mr. Clarke was President, CEO and a Director of Waverider Communications Inc (OTCBB:WAVC).

He resigned as President in November 1997, but carried on as Director and CEO for an additional month until December 1997. Mr. Clarke was a Director and Chairman of TEK Digitel Corp. (OTCBB:TEKI) from June 1998 until September 1999, but had no executive responsibilities and was paid no compensation. During the period July 1998 to August 1999 Mr. Clarke was a director of Innofon.Com Inc. (OTCBB:INNF).

John Fraser resigned from KPMG Canada at the end of 1997 after almost twenty years with the organization, the last four years of which, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms, which services he continues to provide to this day, and since January 1999, under the name J G Fraser & Associates Inc. From July 1999 to August 2002, Mr. Fraser was a director of ePHONE Telecom Inc. (OTCBB:EPHO). Since September 21, 2000, Mr. Fraser has been the President and a Director of Asian Alliance Ventures, Inc. Since June 2000, Mr. Fraser has been a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX:YWL). He is a founding shareholder of 7bridge Capital, Hong Kong. He is also a director and Vice Chairman of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

Cherry Lee has extensive professional experience in manufacturing and Telecommunications in Asia. She began her career in manufacturing, and before migrating to Singapore worked with a Hong Kong based conglomerate assisting the top management in the operation of manufacturing facilities in the region and in negotiating various technology transfer projects to mainland China. Since 1990 she has worked in telecoms, first for SingTel in Singapore and then Deustsche Telekom in Hong Kong; and in 1996 she joined eGlobe, Inc. At eGlobe, which she left as Director, Business Development in 2000, she was responsible for spearheading and fostering partnerships with major Telcos and ISPs in the Asia Pacific region. Ms. Lee is now President of 7bridge Systems (HK) Limited, a Hong Kong based telecommunications company.

Stephane Solis began his career in 1985 with Midland Doherty Inc., a predecessor of Merrill Lynch Canada Inc., as a Research Analyst in the communications and media sector. In 1990, he joined a Montreal subsidiary of Lombard Odier, one of the largest private banks in Switzerland, where he provided investment advice on Canadian companies to a select clientele. In 1993 he co-founded GLS Capital Inc., an institutional research boutique specializing in the information technology sector. In 1995, Mr. Solis sold GLS Capital Inc. to Yorkton Securities Inc. and joined Yorkton's corporate finance team and managed the company's operations in Montreal. At Yorkton, Mr. Solis was focused on the financing, both private and public, of emerging companies, mostly in the information technology sector. In 1998, he joined Groome Capital.com Inc. to work in corporate finance. Since mid 2000, Mr. Solis has been consultant to a number of small and emerging high-tech companies. Mr. Solis joined C-Chip in November 2000, first as consultant, then in March 2001 as its Chief Financial Officer and, since January 2003 as its President and Chief Executive Officer. Mr. Solis has been an officer of the Company since January 2003. He is also a Director of Equilar Capital Corporation since March 2001. Between May 2001 and August 2001, Mr. Solis was Director of Innofone.com (OTCBB: INNF).

Ben Leboe is Principal, Independent Management Consultants of British Columbia. He holds the positions of Vice President and Director of China World Trade Inc. and Chief Financial Officer and Director of Asian Alliance Ventures Inc. and Develstar Financial Corporation. Previously, Ben was Chief Financial Officer of China IT Corporation and ePhone Telecom, Inc., and, provided financial consulting services to WaveRider Communications Inc. Ben was formerly a Partner with Peat Marwick Stevenson & Kellogg in British Columbia, and, was also Vice President and Chief Financial Officer of VECW Industries Ltd. Mr. Leboe is a Chartered Accountant and Certified Management Consultant. He received his Bachelor of Commerce Degree from the University of British Columbia.

Claude Pellerin is legal consultant and Vice-President of legal affairs for C-Chip Technologies Corporation since February 2002, Mr. Pellerin studied political science at the University of Montreal, as well as business management at the Business School of Commerce (HEC). After his first bachelor's degree, he graduated from law school at the University of Montreal and was registered in the Québec Bar in December of 1997. Since the fall of 2000, he has been pursuing a master's degree in business law at the University of Montreal. Also, during the past few years he has gained solid experience in the field of management being called to act as Secretary for Equilar Capital Corporation May 2002, as President for C-Chip Technologies Corporation Inc. Between September and December 2002, and was recently named vice-president of finance for the Gescorp Nominair Inc. In his current practice, he is legal consultant to a number of Canadian and foreign investors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. All reports required to be filed under Section 16 during the last fiscal year have been filed.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Stephane Solis	2003	18,775	0	2,086	0	500,000	0	0
President and Chief	2002	0	0	0	0	0	0	0
Executive Officer	2001	0	0	0	0	0	0	0

Ben Leboe	2003	8,340	0	0	0	200,000	0	0
Treasurer and Chief	2002	0	0	0	0	0	0	0
Financial Officer	2001	0	0	0	0	0	0	0

Robert Clarke	2003	0	0	0	0	250,000	0	0
Chairman of the	2002	0	0	0	0	0	0	0
Board of Directors	2001	0	0	0	0	0	0	0

John Fraser	2003	0	0	0	0	200,000	0	0
Secretary &	2002	0	0	0	0	0	0	0
Director	2001	0	0	0	0	0	0	0

Cherry Lee	2003	0	0	0	0	200,000	0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Claude Pellerin	2003	18,955	0	0	0	100,000	0	0
Vice President	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Mike Muzylowski	2002	0	0	0	0	0	0	0
President & Director	2001	0	0	0	0	0	0	0
(resigned - 2002)

Carlo Civelli	2002	0	0	0	0	0	0	0
Secretary & Director	2001	0	0	0	0	0	0	0
(resigned - 2002)

[1]   All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 Incentive Stock Option Plan. Under this Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 5,000,000 shares in the plan. 676,250 shares have been issued as a result of the exercise of options. 4,323,750 shares remain in the plan.

Option Grants to Officers and Directors During the Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Stephane Solis	500,000	20.04%	$0.20	June 17, 2008
Benjamin Leboe	200,000	8.02%	$0.20	June 17, 2008
Claude Pellerin	100,000	4.01%	$0.20	June 17, 2008
Robert Clarke	250,000	10.02%	$0.20	June 17, 2008
John Fraser	200,000	8.02%	$0.20	June 17, 2008
Cherry Lee	200,000	8.02%	$0.20	June 17, 2008

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercised (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Stephane Solis	0	0	125,000	375,000	$33,125	$99,375
Benjamin Leboe	0	0	50,000	150,000	$13,250	$39,750
Claude Pellerin	0	0	25,000	75,000	$6,625	$19,875
Robert Clarke	0	0	62,500	182,500	$16,563	$48,362
John Fraser	0	0	50,000	150,000	$13,250	$39,750
Cherry Lee	0	0	50,000	150,000	$13,250	$39,750

Future Compensation of Our Officers

For the fiscal year ending June 30, 2004, we intend to pay Stephane Solis, our president and chief executive officer, a base salary of $90,000. We have not determined for Mr. Solis a bonus plan, including options may be granted to him in the fiscal year ending June 30, 2004.

For the fiscal year ending June 30, 2004, we intend to pay Benjamin Leboe, our treasurer and chief financial officer a base salary of $37,500. We have not determined for Mr. Leboe a bonus plan, including options may be granted to him in the fiscal year ending June 30, 2004.

For the fiscal year ending June 30, 2004, we intend to pay Claude Pellerin, our vice president of legal affairs, a base salary of $37,500. We have not determined for Mr. Pellerin a bonus plan, including options may be granted to him in the fiscal year ending June 30, 2004.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We do not have any plans to pay our directors any money. We do intend to grant our directors options for serving on our board of directors. For fiscal year ending June 30, 2004, we have not determined the compensation that we may grant our directors.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table represents the shares of common stock owned by each officer, director, and owner of 5% or more of our common stock. The address for each person is our address at 4710 St. Ambroise, Suite 224A, Montreal, Quebec, Canada H4C 2C7.

Name of Beneficial Owner	Direct Amount of Beneficial Owner		Position	Percent of Class [3]

Stephane Solis	500,000	[1]	President and Chief Executive Officer	0.00%

Benjamin Leboe	200,000	[1]	Treasurer and Chief Financial Officer	0.00%

Claude Pellerin	100,000	[2]	Vice President of Legal Affairs	0.10%

Robert Clarke	250,000	[1]	Chairman of the Board of Directors	0.00%

John Fraser	200,000	[1]	Secretary and a Director	0.00%

Cherry Lee	200,000	[1]	Director	0.00%

All officer and Directors as a Group (6 Persons)	1,450,000	[1]		0.00%

Capex Investments Ltd 315 St. James Court St. Denis Street Port Louis Republic of Mauritius	5,000,000			19.77%

Global Select Opportunities Ltd. 5867 Manatee Drive Buttonwood Bay Belize City, Belize	1,600,000			6.33%

Liberty Metal Fund Ltd. Queens Highway George Town Exuma, Bahamas	1,940,000			7.67%

Professional Trading Services Kuttelgasse 14 Zurich, Switzerland 8001	1,900,000			7.51%

Whitehall Premier Growth Ltd. Redland Acres Nassau, Bahamas	1,600,000			6.33%

[1]   The foregoing figures include unexercised options. No outstanding shares are currently owned by this person.

[2]   Includes 25,000 shares of common stock and an unexercised option to acquire 75,000 shares.

[3]   Does not include unexercised option shares.

[4]   This company is controlled by members of our board of directors.

The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of interim financing by shareholders, we have purchase management services from Capex Investments Limited, the vendor in our asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due to Capex as of June 30, 2003 was $193,325 represented by:

$

C-Chip technology development expenses	40,000
Management services provided	59,367
Operational expenses paid directly	52,889
Cash advanced	49,285
Gain on foreign exchange	(8,216)
193,325

Capex Investments Limited is controlled by members of our board of directors.

ITEM 13.     Reports on Form 8-K and Exhibits

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

On July 16, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on June 30, 2003, we and Capex Investments entered into an agreement to extend the due date of our promissory note in the amount of $500,000 from May 31, 2003 to December 31, 2003 or to the date of the closing of a private placement by us, which ever occurs first.

On June 18, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on or about June 8, 2003, we issued a press release announcing that our completed field testing of the Tracking Manager for the automotive industry.

On June 6, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on or about June 9, 2003, we issued a press release announcing that our credit management solution attracted car dealers' attention at the National Association for Buy Here, Par Here (NABD) convention.

On May 5, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on or about April 28, 2003, we issued a press release announcing we had entered into negotiation with a major U.S. distributor serving the automotive market.

On April 14, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on or about April 9, 2003, we issued a press release announcing we had entered into negotiation with a major U.S. distributor serving the automotive market.

Exhibits

The following exhibits are incorporated herein by reference from our Form SB-2 registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-46884:

Exhibit No.	Document Description

3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 99.1	Articles of Incorporation Bylaws Specimen Stock Certificate Peak #1 Claim Peak #2 Claim Peak #3 Claim Peak #4 Claim Bill of Sale Subscription Agreement

The following exhibits are incorporated herein by reference from our Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on November 5, 2002:

Exhibit No.	Document Description

16.1	Letter from Williams & Webster, P.S.

The following exhibits are incorporated herein by reference from our Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on December 26, 2002:

Exhibit No.	Document Description

99.1	Stock Purchase Agreement

The following exhibits are incorporated herein by reference from our Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on January 2, 2003:

Exhibit No.	Document Description

10.1	Agreement to Purchase Assets
10.2	Promissory Note
10.3	Convertible Debenture

The following exhibits are incorporated herein by reference from our Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on February 3, 2003:

Exhibit No.	Document Description

10.1	Agreement to Extend Promissory Note

The following exhibits are incorporated herein by reference from our Form 8-K and all amendments thereto filed with the Securities and Exchange Commission on March 7, 2003:

Exhibit No.	Document Description

10.1	Agreement to Extend Promissory Note

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18, 2003:

Exhibit No.	Document Description

3.1	Amended Articles of Incorporation

The following exhibits are incorporated herein by reference from our Form S-8 registration statement and all amendments thereto filed, on April 22, 2003, with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-104666:

Exhibit No.	Description

10.1	2003 Nonqualified Stock Option Plan.

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on July 16, 2003:

Exhibit No.	Document Description

10.1	Agreement to extend payment of promissory note.

The following exhibits are filed with this report:

14.1	Code of Ethics

23.1	Consent of Manning Elliott, Chartered Accountants

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter

99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 2002	$4,100 $8,000	Williams & Webster, P.S. Williams & Webster, P.S.

2003 2002	$6,200 NIL	Manning Elliott Manning Elliott

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - nil - Williams & Webster, P.S.
2002 - nil - Williams & Webster, P.S.

2003 - nil - Manning Elliott
2002 - nil - Manning Elliott

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September, 2003.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)

BY:	/s/ Stephane Solis Stephane Solis, President and Principal Executive Officer

BY:	/s/ Benjamin Leboe Benjamin Leboe, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Stephane Solis Stephane Solis	President and Principal Executive Officer	September 29, 2003

/s/ Benjamin Leboe Benjamin Leboe	Treasurer and Principal Financial Officer	September 29, 2003

/s/ Robert G. Clarke Robert G. Clarke	Chairman of the Board of Directors	September 29, 2003

/s/ John Fraser John Fraser	Secretary and Director	September 29, 2003

/s/ Cherry Lee Cherry Lee	Director	September 29, 2003