Form 10QSB
period 2003-09-30
C-CHIP TECHNOLOGIES CORP
filed 2003-11-19
CIK 1125051

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-46886

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710 St-Ambroise
Suite 227
Montreal, Quebec
Canada H4C 2C7
(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of SEPTEMBER 30, 2003: 31,026,990

==================================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

C-Chip Technologies Corporation
(A Development Stage Company)
September 30, 2003

C-Chip Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30 2003 $	June 30 2003 $
	(unaudited)	(audited)
ASSETS
Current Assets

Cash	264,030	8,505
Other current assets	17,851	11,776
Total Current Assets	281,881	20,281

Property and Equipment (Notes 3 and 4)	56,369	59,855

Intangible Assets (Notes 3 and 5)	569,015	609,645
Total Assets	907,265	689,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	70,578	73,342
Accrued liabilities	10,000	41,500
Due to related parties (Note 6)	281,359	233,566
Promissory Note (Notes 3 and 7(b))	-	500,000
Total Current Liabilities	361,937	848,408
Debenture Payable (Notes 3 and 7(a))	-	922,700
Total Liabilities	361,937	1,771,108
Contingencies (Note 1)
Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 31,026,990 and 25,293,960 shares issued and
outstanding, respectively (Note 7)	310	253
Additional Paid-in Capital	3,977,964	645,268
	3,978,274	645,521

Deficit Accumulated During the Development Stage	(3,432,946)	(1,726,848)
Total Stockholders' Equity (Deficit)	545,328	(1,081,327)
Total Liabilities and Stockholders' Equity	907,265	689,781

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 26, 2000
	(Date of
	Inception)	For the Three Months ended
	to September 30,	September 30,
	2003 $	2003 $	2002 $

Revenue	-	-	-

Expenses

Acquired in-process research and development	650,000	-	-
Depreciation and amortization	92,616	44,116	-
Bank charges and exchange	(15)	(12,459)	-
Debenture accretion	136,325	16,625	-
Debenture Interest	27,397	2,397	-
Discount on conversion of debt	1,418,451	1,418,451	-
General and administration	113,396	37,414	-
Professional fees	160,963	59,704	-
Research and development	62,606	51,534	-
Salaries and benefits	102,622	41,736	-
Stock based compensation	65,979	46,579	-
Net Loss Before Discontinued Operations	(2,830,340)	(1,706,097)	-
Loss from Discontinued Operations (Note 9)	(602,606)	-	(6,610)
Net Loss for the Period	(3,432,946)	(1,706,097)	(6,610)
Net Loss Per Share - Basic
Net Loss before Discontinued Operations		(0.06)	(0.00)
Loss from Discontinued Operations		-	-
Net Loss for the Year		(0.06)	(0.00)
Weighted Average Shares Outstanding		28,700,000	120,224,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Note are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months ended September 30,
	2003 $	2002 $

Cash Flows From Operating Activities

Net loss	(1,706,097)	(6,610)

Adjustment to reconcile net loss to cash
Stock based compensation	46,579	-
Discount on conversion of debt	1,418,451	-
Depreciation and amortization	44,116	-
Accretion of debenture	16,625	-

Changes in operating assets and liabilities
Increase (decrease) in related party payables	47,793	(1,426)
(Increase) in other assets	(6,075)	-
(Decrease) increase in accounts payable and accrued liabilities	(6,868)	4,124
Net Cash Provided By (Used In) Operating Activities	(145,476)	(3,912)
Cash Flows From Financing Activities
Proceeds from issuance of common shares	386,000	-
Proceeds from exercise of stock options	15,001	-
Net Cash Provided By Financing Activities	401,001	-
Net Increase (Decrease) in Cash	255,525	(3,912)
Cash - Beginning of Period	8,505	11,529
Cash - End of Period	264,030	7,617
Non-Cash Financing and Investing Activities
Issuance of common shares for interest on debenture	27,397	-
Redemption of promissory note for common shares	500,000	-
Conversion of debenture payable for common shares	939,325	-
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

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

The Company expects to fund itself in the next twelve months through issuance of shares or by loans from shareholders and/or directors. The Company also plans to raise funds through the sale of products and through cost re-imbursements. The Company's shares trade on the OTC Bulletin Board under the symbol CCHI. In November 2003 the Company closed a private placement consisting of 909,091 units for gross proceeds of $500,000. Refer to Note 10.

2.       Summary of Significant Accounting Principles

a)       Year End

The Company's year-end is June 30.

b)       Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

c)       Cash and Cash Equivalents

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited )

Continued

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

i)       Financial Instruments

Financial instruments include cash and equivalents, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The convertible debenture payable had a face value of $2,000,000 and was determined to have a fair value of $803,000 on the date of the asset purchase agreement (Note 3).

j)       Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

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

During the three month period ended September 30, 2003, the Company granted 137,000 stock options pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share when the prevailing market price was $0.34 per share. These stock options vested immediately and were exercised in full during the quarter.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 1.07%, expected volatility of 194%, an expected option life of one month and no expected dividends. The weighted average fair value of options granted was $0.34 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $75,539 for the three months ended September 30, 2003. On April 22, 2003 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2003 Nonqualified Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of the Plan.

During the three months ended September 30, 2003, the Company recognized stock-based compensation for non-employees in the amount of $46,579.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,
	2003 $	2002 $

Net loss - as reported	(1,706,097)	(6,610)
Add: Stock-based compensation expense included in net loss - as reported	46,579	-
Deduct: Stock-based compensation expense determined under fair value method	(122,118)	-

Net loss - pro forma	(1,781,636)	(6,610)

Net loss per share (basic and diluted) - as reported	$(0.06)	$(0.00)
Net loss per share (basic and diluted) - pro forma	$(0.06)	$(0.00)

m)       Revenue Recognition

The Company is still in the development stage and has not generated any commercial sales. The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company has developed prototypes for testing by potential customers which have been billed for a portion of the costs incurred. The Company records these cost recoveries when paid as a credit to the respective expense in the statement of operations.

n)       Property and Equipment

Property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

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

Acquisition of Assets

The financial statements for September 30, 2003 reflect the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip Technology and share restructuring related thereto. The C-Chip Technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000, maturing on January 15, 2008 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares of common stock. On July 25, 2003, the debenture, together with accrued interest to July 25, 2003, was converted into 3,910,120 restricted common stock at a 15% discount from market, using the face value of $2,000,000. As part of the asset purchase agreement the Company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The payment of the promissory note was extended until September 2003 at which time it was applied to acquire 909,091 units of the private placement.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

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

4.       Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2003 Net Book Value $	June 30, 2003 Net Book Value $

Computers	21,940	4,690	17,250	18,650
Leasehold improvements	5,075	762	4,313	4,567
Furniture	11,642	1,688	9,954	10,478
Machinery and equipment	29,068	4,216	24,852	26,160

Total property and equipment	67,725	11,356	56,369	59,855
Depreciation during the period			3,486

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

5.       Intangible Assets

	Cost $	Accumulated Amortization $	September 30, 2003 Net Book Value $	June 30, 2003 Net Book Value $

C-Chip technology	574,285	71,780	502,505	538,395
Patents and trademarks	75,990	9,480	66,510	71,250

Total other assets	650,275	81,260	569,015	609,645

Amortization during the period			40,630

6.       Related Party Transactions/Balances

As part of interim financing by shareholders, the Company has purchased management services from Capex Investments Limited, the vendor in the C-Chip asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due Capex at September 30, 2003 is $210,249 (June 30, 2003: $193,325). Amounts owing to officers of the Company of $71,110 (June 30, 2003: $40,241) are non-interest bearing, unsecured and have no fixed terms of repayment.

7.       Common Stock

The Debenture Payable including accrued interest was converted into 3,910,120 restricted common shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

In August and September 2003 the Company issued 1,610,910 common shares for total cash proceeds of $386,000 and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common shares purchase warrants expire in two years and have an exercise price of $1.00 per share. The Company's promissory note of $500,000 was redeemed for 909,091 units as part of this issue.

In July and August 2003 the Company issued 212,000 common shares for total proceeds of $15,001 from the exercise of stock options.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited)

Continued

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

8.       Discontinued Operations

Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology (Note 3).

9.       Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. The Company has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

10.       Subsequent Event

In November 2003 the Company closed a private placement of 909,091 units at a price of $0.55 per unit for gross proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant exercisable at $1.00 per share with an expiration date of two years from issuance.

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

Overview of our Business

Prior to our acquisition of the assets related to the C-Chip, our Company had been engaged in the exploration and acquisition of mineral properties. Since our inception on June 26, 2000, our Company has not generated any revenues from it mineral properties or from its newly acquired technology. In the most recent quarter ended September 30, our Company proceeded with the delivery of number of units of the C-Chip CREDIT MANAGER. We recorded no revenue as the limited sales were accounted as a cost recovery against marketing and sales costs.

The technology that we acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. Our Company is now engaged in the development and the marketing of products and services that integrates wireless communications technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control and manage remote assets.

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

The basic system elements of our technology include a sensor embedded in target devices. This includes a radio frequency receiver and microprocessor, web-based applications and database management. Other required components include access to wireless networks and Internet access. The processor is addressable through a unique electronic serial number that corresponds to the individual sensor. The processor accepts an input signal and compares it to a number of criteria to determine if the current operating condition should be maintained or modified. Additional components to the basic unit include GPS technology for location and tracking, mapping software to enable users to easily view location of their assets and a host of additional monitoring features.

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

Our technology efforts focus on creating new services and enhancing the reliability, availability and features of our products and services while maintaining a scalable and cost effective architecture. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. Similarly, our services are designed to operate with a variety of wireless communications protocols. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective

Our core technology is readily applicable to the credit, asset, and security management industries. Because there is a large, readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry. We are currently beginning to market a comprehensive offering to the automotive sector with solutions encompassing the credit, asset and security management industry. Our current products are:

1) The Credit Manager: The Credit Manager is a unidirectional communication benefit-denial receiver which can be incorporated into any vehicle. It offers the credit grantor, using a simple web-based application, the ability to "turn on" / "turn off" leased or financed vehicles through connecting a C-Chip sensor to the starter. The retail price for the Credit Manager is currently $185 and has no service fees. This product is currently distributed by Pay Technologies LLC ("PayTeck") in the U.S. under a private label agreement and is known as the WebTeckTM Account Manager. Recently, our Company added resources to increase its distribution network for products and services geared toward credit management applications. With the indebtness of consumers at all time high and the quality of credit diminishing, we believe there are significant opportunities for credit management solutions that are non-intrusive for consumers and, at the same time, ensure credit granters the ability to enforce schedule of payments. Results of our efforts to increase our distribution network within this market are expected within the coming months. Yet, just with PayTeck as our distributor to the US market, we expect sizeable volume for the Credit Manager alone.

2) The Tracking Manager: This product has the same capabilities as the Credit Manager, but adds two-way communication as well as GPS location / tracking and other monitoring features. Additional options include notification of excess speed, direction, notification in case of theft, starter and fuel pump interrupt, doors unlock and navigation aid - all requests are charged to users on a pay-per-use basis. This unit is very small - about half the size of a cigarette pack and is one of the lowest cost tracking devices available on the market today. Our Company is currently in discussions with wireless carriers to establish distribution partnerships whereby our tracking solution would be offered through the distribution networks of wireless carriers under original equipment manufacturers (OEM) agreements. Wireless carriers with whom our Company is having discussions are currently proceeding with extensive testing of our tracking solutions and we expect partnerships to materialize within the coming months. Our tracking solution, The Tracking Manager, offers significant opportunities as a credit, security and asset management solutions.

3) The Access Manager: This product is a wireless anti-theft device for motorized vehicles that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is carried by the authorized user and it is that transponder that talks to wireless kill switches. If the transponder does not talk to the switches, the car simply will not start. Switches can be installed to the starter, fuel pump, transmission, ignition, doors lock, or any combination. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle. The Access Manager is believed to be one of the most effective and cost efficient anti-theft device on the market today. In the coming months, we intend to devote increased efforts to market the Access Manager in North America, Europe and Asia.

4) The Hawk: Launched this November, The Hawk is also an anti-theft device that uses RFID technology to identify authorized users, but it has specifically designed for motorcycles and recreational vehicles. The Hawk is very small fitting in the palm of a hand and can be hidden easily. The Hawk 100 has many features that make it unique. First, the unit is completely transparent to the end user who only has to have an active transponder in his possession to activate and deactivate the system. Without the transponder, the vehicle will simply not operate. Secondly, the system draws no current in the standby mode - a problem encountered with competitive products. Finally, the very small size of the completely weatherproof unit makes it easy to install and thus invisible to thieves or indeed, any unauthorized user. Our Company has already attracted significant attention of major aftermarket distributors in the industry and is currently negotiating agreements for distribution in North America and Asia. Our Company is also entertaining preliminary discussions to establish for European distribution.

With the initial development of our first line of products for the automotive industry now essentially completed, we expect that the development cycle to adapt our technology to other products will be shortened significantly. In the future, while continuing product development for the automotive sector, our Company anticipates product development of different credit, security and asset management solutions touching various products, including but not limited to: tractors, forklifts and business machines.

With some of key products and services now available for commercialization and some completing pre-commercialization tests, management is now instituting a comprehensive sale and marketing strategy. We are now making the transition from being a company focusing almost solely on product development and testing, to an entity to be driven by sales and marketing. Management has already identified what is believed to be large markets that remain underserved but would be logical, potentially keen candidates given an appropriate product and service offering at the right price.

Until our newly acquired assets become self-funding, we will to continue to fund our operations through the issuance of common stock as well as with the issuance of short and long term debt, and loans from shareholders and Directors. A private placement of $1.4 million is in now completed and this should allow our Company to further implement our revised business plan.

With this acquisition, we have set for ourselves the goal to be recognized as a leading provider of credit, security and asset management solutions for financial institutions, leasing companies and car rental companies.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology ("C-Chip") from Capex Investments Limited ("Capex") on January 7, 2003, our Company has been engaged in the development and the marketing of products and services that integrates wireless communications technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control and manage remote assets.

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

To close on the acquisition of the C-Chip technology, we agreed to pay Capex as follows: 1) a Promissory Note of $500,000 bearing no interest payable in full on January 30, 2003; 2) 5,000,000 restricted shares of our common stock; and, 3) a convertible Debenture of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares of our common stock, the said Debenture being convertible at anytime at the option of the holder in restricted shares of our common stock at a discount of 15% to its market price. The company also paid $40,000 for expenses related to the transaction.

On January 3, 2003, we declared a stock dividend of 19 shares of common stock for each 1 share outstanding. The record date for the stock dividend was January 20, 2003 and the shares began trading on a post-dividend basis on January 23, 2003. As of that date, we had a total of 25,223,960 common shares outstanding post-dividend. Also early in the year, to better reflect the nature of the Company's newly acquired assets, shareholders approved on February 28, 2003 to change the name of our Company from Keystone Mines Limited to C-Chip Technologies Corporation.

In July, 2003, Capex opted to proceed with the conversion of its convertible debenture of $2,000,000 maturing on January 15, 2007. As per the initial Agreement with Capex, the debenture was converted at discount of 15% to the market price. As a result, including accrued interest, our Company issued to Capex a total of 3,910,120 restricted shares of its common stock.

In July and August, our Company granted 137,000 options at an exercise price of $0.00001 per common share to different consultants in lieu of a cash payment. These vested options were immediately exercised.

In August and September, the Company issued 1,610,910 restricted shares of its common stock under a private placement of Units priced at $0.55 per Unit. Each Unit includes one common share and one common share purchase warrant enabling the holder to purchase one additional common share at price of $1.00 for a period of two years. At the option of the Company, the common share purchase warrant may be redeemed upon a 30-day notice to the holder. As part of this issue, the Promissory Note of $500,000 held by Capex was redeemed for a total of 909,091 Units. Subsequent to September 30, 2003, the Company issued a further 909,091 Units under the same terms and conditions to raise an additional $500,000 bringing total proceeds from the private placement to $1,386,000, including the conversion of a promissory note of $500,000 held by Capex.

As of September 30, 2003, the Company's principal capital resources had been acquired through a combination of short and long term debt, and the issuance of our common stock. The Company does not have a credit line available at any banks at this time. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to commercialize our current and future products, thus attaining profitable business operations, and/or to raise additional equity financing. Until our Company is able to generate sufficient cash flow to sustain its on going business activity, management plans to seek additional capital through a private placement of its common stock. In the interim, the Company expects to fund itself in the next twelve months from operations, from the issuance of its common stock and/or loans from shareholders or Directors. There is no guarantee that the Company will be able to complete any of the above objectives.

On September 30, 2003, we had negative working capital of ($80,056) compared to a negative working capital of ($828,127) at June 30, 2003. The improvement in working capital was due to our recent equity financing and the conversion of the promissory note of $500,000 held by Capex.

As part of interim financing provided by shareholders, directors and officers, the Company has purchased management services from Capex, the vendor of the C-Chip technology. From time to time, Capex also pays directly certain operations expenses directly and provides funds for working capital to our Company. The amounts due to Capex are non-interest bearing, unsecured, and have no fixed terms of repayment. At September 30, 2003, the amount due to Capex was $210,249 compared to $193,325 at June 30, 2003. As of September 30, 2003, amounts owing to officers of the Company stood at $71,110 compared to $40,241 at June 30, 2003. The amounts owed by our Company to its officers are non-interest bearing, unsecured and have no fixed terms of repayment.

As of September 30, 2003, our Company's total assets were $907,265. This compares with our Company's assets of $689,781 at June 30, 2002. The increase in the Company's total assets was attributable to the equity financing that our Company concluded in the latest period

Results of Operations

On the acquisition of all of the assets related to the C-Chip technology the Company discontinued its mineral exploration business and has allocated related expenses, totaling $602,606 to Loss from Discontinued Operations. Although we have shipped products in the quarter ended September 30, 2003, our Company has not recorded any revenue from its newly acquired technology. Although shipments of product have occurred and we have invoiced clients, our Company still records this as cost recoveries with a reduction in the respective expense in the statement of operations. As shipments of our first product, the Credit Manager, is ramping up, we expect to begin to account for actual revenue in the current quarter,

Our Company posted losses of $1,706,097 for the three months ending September 30, 2003, including $46,579 of expenses relating to stock based compensation and $1,418,451 relating to the discount on conversion of the Debenture held by Capex. Since inception on June 26, 2000, we have posted losses of $3,432,946, including $602,606 from discontinued operations. The principal component of the loss before discontinued operations is $650,000 of acquired in process research and development related to the acquisition of the C-Chip technology which was amortized immediately and the above mentioned discount on conversion of debt.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

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

PART II

ITEM 2.       CHANGES IN SECURITIES

(c)
The following are securities sold by us without registration during the period from July 1, 2003 to September 30, 2003:

On July 25, 2003, Capex Investments Limited converted an outstanding debenture to 3,910,120 restricted shares of common stock.

On August 22, 2003 we issued 250,000 restricted shares of common stock to Oleg Kharlanov in consideration of $137,500.

On August 26, 2003 we issued 70,000 restricted shares of common stock to VP Bank in consideration of $38,500.

On September 10, 2003, Capex Investments Limited converted an outstanding promissory note to 909,091 restricted shares of common stock.

On September 12, 2003 we issued 109,091 restricted shares of common stock to Oleg Kharlanov in consideration of $60,000.

On September 18, 2003 we issued 90,910 restricted shares of common stock to Oleg Kharlanov in consideration of $50,000.

On September 25, 2003 we issued 181,818 restricted shares of common stock to Prospect Fund L.P. in consideration of $100,000.

All of the foregoing transactions were exempt from registration under the Securities Act of 1933 (the "Act") pursuant to the exemptions available in section 4(2) of the Act or Reg. S promulgated under the Act.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On July 16, 2003, we filed a Form 8-K reporting the following events:

On June 30, 2003, we entered into an agreement with Capex Investments to extend the due date of our promissory note in the amount of $500,000 from May 31, 2003 to December 31, 2003 or to the date of the closing of our private placement, which ever occurs first.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of November, 2003.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)
BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors.
BY:	/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer