Form 10QSB
period 2003-12-31
C-CHIP TECHNOLOGIES CORP
filed 2004-02-13
CIK 1125051

===================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710 St-Amroise Suite 227 Montreal, Quebec Canada H4C 2C7
(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 2003: 33,001,395

==================================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

C-Chip Technologies Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31 2003 $	June 30 2003 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	537,956	8,505
Accounts receivable, net of allowance for doubtful accounts of $11,259 and Nil,
respectively	33,775	-
Inventory	25,932	-
Other current assets	36,733	11,776

Total Current Assets	634,396	20,281

Property and Equipment (Notes 3 and 4)	59,564	59,855

Intangible Assets (Notes 3 and 5)	528,385	609,645

Loan Receivable (Note 6)	93,023

Total Assets	1,315,368	689,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	116,292	73,342
Accrued liabilities	10,000	41,500
Due to related parties (Note 7)	253,376	233,566
Promissory Note (Notes 3 and 8(b))	-	500,000

Total Current Liabilities	379,668	848,408

Debenture Payable (Notes 3 and 8(a))	-	922,700

Total Liabilities	379,668	1,771,108

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of
$0.00001; 33,001,395 and 25,293,960 issued and outstanding,
respectively (Note 8)	330	253
Additional Paid-in Capital	5,051,696	645,268
Deferred Compensation	(77,747)	-

	4,974,279	645,521

Deficit Accumulated During the Development Stage	(4,038,579)	(1,726,848)

Total Stockholders' Equity (Deficit)	935,700	(1,081,327)

Total Liabilities and Stockholders' Equity	1,315,368	689,781

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	June 26, 2000
	(Date of Inception)	Three Months Ended		Six Months Ended
	to December 31,	December 31,		December 31,
	2003 $	2003 $	2002 $	2003 $	2002 $

Revenue	148,036	148,036	-	148,036	-

Cost of Sales	66,447	66,447	-	66,447	-

Gross Margin	81,589	81,589	-	81,589	-

Expenses

Acquired in-process research and development	650,000	-	-		-
Depreciation and amortization	136,732	44,116	-	88,232	-
Bank charges and exchange	(9,527)	(9,512)	-	(21,971)	-
Consulting fees (Note 8(a))	137,000	137,000	-	137,000	-
Debenture accretion	136,325	-	-	16,625	-
Debenture interest	27,397	-	-	2,397	-
Discount on conversion of debt	1,418,451	-	-	1,418,451	-
General and administration	306,010	192,614	-	230,028	-
Professional fees	229,379	68,416	-	128,120	-
Provision for doubtful accounts	11,259	11,259	-	11,259	-
Research and development	69,132	6,526	-	58,061	-
Salaries and benefits	221,420	118,799	-	160,535	-
Stock based compensation	183,984	118,005	-	164,584	-

Total expenses	3,517,562	687,223	-	2,393,321	-

Net Loss before discontinued operations	(3,435,973)	(605,634)	-	(2,311,732)	-

Loss from discontinued operations (Note 9)	(602,606)	-	(3,473)	-	(10,084)

Net Loss for the period	(4,038,579)	(605,634)	(3,473)	(2,311,732)	(10,084)

Net Loss Per Share - Basic

Net Loss before discontinued operations		(0.02)	-	(0.07)	-
Loss from discontinued operations		-	-	-	-

Net Loss per share		(0.02)	-	(0.07)	-

Weighted Average Shares Outstanding		32,400,000	6,011,000	31,700,000	6,011,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The Accompanying Notes are an Integral Part of these Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six months ended December 31,
	2003 $	2002 $
Cash Flows From Operating Activities

Net loss	(2,311,732)	(10,084)

Adjustments to reconcile net loss to cash
Expenses settled with issuance of common shares	137,000
Stock based compensation	164,584	-
Discount on conversion of debt	1,418,451	-
Issuance of common shares for interest on debenture	27,397
Depreciation and amortization	88,232	-
Accretion of debenture	16,625	-
Provision for doubtful accounts	11,259	-

Changes in operating assets and liabilities
Mineral properties written off	-	27
(Increase) in accounts receivable	(45,034)	-
(Increase) in inventory	(25,932)	-
(Increase) in other assets	(24,957)	-
Increase (decrease) in accounts payable and accrued liabilities	11,450	(441)

Net Cash Used In Operating Activities	(532,657)	(10,498)

Cash Flows From Investing Activities	-	-

Purchase of computer equipment	(6,681)	-
Loan to unrelated company	(93,023)	-

Net Cash Used in Investing Activities	(99,704)	--

Cash Flows From Financing Activities

Financing costs related to issuance of common shares	(35,000)
Increase (decrease) in related party payables	19,810	(1,018)
Proceeds from issuance of common shares	1,150,500	-
Proceeds from exercise of stock options	26,502	-

Net Cash Provided By (Used in) Financing Activities	1,161,812	(1,018)

Net Increase (Decrease) in Cash	529,451	(11,516)

Cash - Beginning of Period	8,505	11,530

Cash - End of Period	537,956	14

Non-Cash Financing and Investing Activities

Redemption of promissory note for common shares	500,000	-
Conversion of debenture payable for common shares	939,325	-

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

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

  The Company was in the exploration stage since its formation in June 2000 and did not realize any revenues from its original planned operations. Effective December 23, 2002 the Company discontinued its mining operations to devote most of its activities to commercializing the C-Chip Technology and raising sufficient funds to further its new business plan. Planned principal activities have commenced. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to commercialize its development of products and patents, attaining profitable business operations, and/or raising additional equity financing.

  The Company expects to fund itself in the next twelve months through issuance of shares or by loans from shareholders and/or directors. During the six-month period ended December 31, 2003, the Company completed a private placement by the issuance of 3,000,910 common shares for total proceeds of $764,500 (See Note 8(c)). The Company also plans to raise funds through the sale of products and through cost re-imbursements. The Company's shares trade on the OTC Bulletin Board under the symbol CCHI.

        Summary of Significant Accounting Principles

  a)       Year End

  The Company's year-end is June 30.

  b)       Basis of Accounting

  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Summary of Significant Accounting Principles (continued)

  h)       Recent Accounting Pronouncements

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

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

  i)       Financial Instruments

  Financial instruments include cash and equivalents, accounts receivable, loan receivable, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

  j)       Comprehensive Loss

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

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

  During the three month period ended December 31, 2003, the Company granted 686,905 stock options pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.76 per share. Stock options granted to non-employees totalled 46,905 and vested immediately. Stock options granted to employees vest over a period of one year.

  The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.48%, expected volatility of 108%, an expected option life of 1.7 years and no expected dividends. The weighted average fair value of options granted was $0.28 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $143,402 for the three months ended December 31, 2003. On April 22, 2003 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2003 Nonqualified Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of the Plan.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Summary of Significant Accounting Principles (continued)

  During the three and six month periods ended December 31, 2003, the Company recognized \ stock-based compensation for non-employees in the amount of $118,005 and $164,584, respectively.

  The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended December 31,		Six months ended December 31,
	2003 $	2002 $	2003 $	2002 $

Net loss - as reported	(605,634)	(3,473)	(2,311,732)	(10,084)
Add: Stock-based compensation expense included in	118,005	-	164,584	-
net loss - as reported
Deduct: Stock-based compensation expense	(261,407)	-	(383,524)	-
determined under fair value method

Net loss - pro forma	(749,036)	(3,473)	(2,530,672)	(10,084)

Net loss per share (basic and diluted) - as reported	$(0.06)	$(0.00)	$(0.07)	$(0.00)
Net loss per share (basic and diluted) - pro forma	$(0.06)	$(0.00)	$(0.08)	$(0.00)

  m)       Revenue Recognition

  The Company is still in the development stage and has generated limited commercial sales. The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company developed prototypes for testing by potential customers which were billed for a portion of the costs incurred. The Company recorded these cost recoveries when paid as a credit to the respective expense in the statement of operations. During the current quarter, the company produced and sold a number of production units and recorded revenue in the period.

  n)       Property and Equipment

  Property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Summary of Significant Accounting Principles (continued)

  o)       Inventory

  Inventory consists of the Company's Credit Manager Product and is available for sale to customers. Inventory is valued at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis.

  p)       Purchased Intangible Assets

  An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Amortization will be calculated using the straight-line method over four years and recorded commencing in the first quarterly period following acquisition. Acquired in-process research and development is charged to operations on acquisition.

  q)       Income Tax

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

  q)       Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

  r)       Interim Financial Statements

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Acquisition of Assets

  The financial statements for December 31, 2003 reflect the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip Technology and share restructuring related thereto. The C-Chip Technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000, maturing on January 15, 2008 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares of common stock. On July 25, 2003, the debenture, together with accrued interest to July 25, 2003, was converted into 3,910,120 restricted common stock at a 15% discount from market, using the face value of $2,000,000. As part of the asset purchase agreement the Company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The payment of the promissory note was extended until September 2003 at which time it was applied to acquire 909,090 units of the private placement.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Property and Equipment

			December 31,	June 30,
			2003	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computers	28,621	6,090	22,531	18,650
Leasehold improvements	5,075	1,016	4,059	4,567
Furniture	11,642	2,212	9,430	10,478
Machinery and equipment	29,068	5,524	23,544	26,160
Total property and equipment	74,406	14,842	59,564	59,855
Depreciation during the period			6,972

        Intangible Assets

			December 31,	June 30,
			2003	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

C-Chip technology	574,285	107,670	466,615	538,395
Patents and trademarks	75,990	14,220	61,770	71,250
Total other assets	650,275	121,890	528,385	609,645
Amortization during the period			81,260

        Loan Receivable

  In December 2003 the Company announced an Agreement ("the Agreement") in principle to acquire the business conducted by Canadian Securities Agency (CSA) in exchange for up to 1,300,000 common shares of the Company. Due diligence procedures have commenced, however the transaction has not yet been finalized. As part of interim financing of CSA, the Company has advanced $120,000 CDN for working capital purposes, secured by a promissory note of CSA and the guarantee of CSA's sole owner. Repayment terms are contingent on the successful closing which is expected in the following quarter.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Related Party Transactions/Balances

  As part of interim financing by shareholders, the Company has purchased management services from Capex Investments Limited, the vendor in the C-Chip asset purchase transaction. Capex also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due Capex at December 31, 2003 is $223,824 (June 30, 2003: $193,325). Amounts owing to officers of the Company of $29,552 (June 30, 2003: $40,241) are non-interest bearing, unsecured and have no fixed terms of repayment.

        Common Stock

  The Company issued 480,000 restricted common shares for services valued at $137,000 being 50% of the market price of the Company's stock as at the date the services were contracted. The Company issued 316,405 common shares for total proceeds of $26,502 from the exercise of stock options.

  The Company issued 3,000,910 restricted common shares for total cash proceeds of $764,500 and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common shares purchase warrants expire in two years and have an exercise price of $1.00 per share. The Company's promissory note of $500,000 was redeemed for 909,090 units as part of this issue.

  During the prior quarter, the Debenture Payable including accrued interest was converted into 3,910,120 restricted common shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited)

        Discontinued Operations

  Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology (Note 3).

        Subsequent Event

  In January 2004 the Company issued 100,000 restricted common shares for services rendered in connection with marketing our products. The cost will be charged to operations at 50% of the market value of the stock at the issue date.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution about Forward-Looking Statements

This management's discussion and analysis of financial condition and results of operations of C-Chip Technologies Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2003 and the three and six month periods ended December 31, 2003. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Fiscal 2003 was a milestone year for our company. We acquired a new patent-pending wireless communications technology (C-Chip technology) that offers complete remote access and control over targeted equipment and services using the Internet. Our newly acquired technology allows selective enabling, disabling (on/off) of the equipment, and other commands at will, from anywhere in the world to almost anywhere in North America.

In this quarter our company has sold units of our first product, the Credit Manager, and additional product prototypes are being tested in the marketplace.

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

Our technology is readily applicable to the credit, asset and security management industry. As there is a readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry. Contrary to most competitors in the field who tend to offer extensive and highly priced solutions, our goal was to develop practical solutions at low prices. This has largely been achieved. Further, contrary to most products and services currently available on the market today, our solutions are offered to users on a pay-per-use basis.

Within the credit management sector, we have now finished the development and completed extensive testing of the Credit Manager, a benefit-denial receiver that can be incorporated into any vehicle. We began commercial delivery of the Credit Manager last October. As of December 31, 2003, we had a distribution agreement with Pay Technologies LLC. We are now putting significant efforts to increase our distribution network in the US and in Canada and, thus far, the reaction from the marketplace indicates a strong interest in our product. Our intent is to rapidly build a strong distribution network in the US and in Canada. Once in place, our goal is to rapidly capture about 10% of the addressable BHPH market in the US. With a product that is cost-effective, as easy to use as a click of the mouse and that can reduce payment delinquency significantly, we believe this goal to be attainable.

We have recently completed the development of the SHADOW that has wireless vehicle control, monitoring and tracking features. The SHADOW is currently being field tested by different potential customers, including car dealers, wireless carriers and OEM equipment manufacturers. Its commercial launch has commenced and will be offered at a very competitive price point to enable a potentially large distribution. We believe the Shadow will appeal the credit management industry, but also the security and management sector.

Specifically for the security management industry, we have selectively marketed to a limited number of large insurance companies different wireless solutions aimed at preventing the theft of vehicles. Last December at a Canadian Motorcycle Show, we introduced the Hawk, an RFID (Radio Frequency Identification) anti-theft device designed specifically for the motorcycle and the power sport vehicle market. The Hawk, a device totally transparent to its users, has been designed to provide motorcycles, snowmobiles, personal watercrafts and ATV's with highly effective and cost efficient theft prevention. Key industry participants have approved the Hawk for insurance purposes. We have attracted significant attention of major aftermarket distributors in the industry for the Hawk and we are currently negotiating agreements for distribution in North America and Asia. To that effect, we have recently concluded a Strategic Alliance agreement with 7Bridge Capital Partners Limited to initiate the marketing of the Hawk in Mainland China.

Over the last few months, we have been also involved in the development of an exclusive anti-theft solution for a major insurance company for the Canadian market. While we successfully concluded the initial pilot test requested by a potentially large customer, commercialization of our product on large-scale to this specific customer is taking longer than expected due a change in technical specifications requirements.

Last December, to ensure that we would be able to provide turnkey security packages to consumers and businesses, we have signed a letter of intent to purchase 100% of Canadian Security Agency, Inc., a private Montreal-based company established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. We expect to close this acquisition shortly. With this acquisition we will be able to offer a complete infrastructure to monitor our tracking devices from a central point, alerting car owners, police authorities and insurance companies when car thefts occur. The addition of Canadian Security Agency will give us instant mass in a field we are very actively targeting as well as increasing our credibility in the provision of security and asset management applications.

With the initial development of our first line of products for the automotive industry now essentially completed, we expect that the development cycle to adapt our technology to other products will be shortened significantly. In the future, while continuing product development for the automotive sector, we anticipate product development of different credit, asset and security management solutions touching various products, including but not limited to: industrial equipment, office equipment and consumer electronic products. In January 2003, we concluded an agreement with the CBM Group Inc. to develop and market wireless telemetry devices offering, through a Web-based applications, the ability to remotely access, control and manage consumers electronic products, including plasma screens, TVs and other home appliances. Branded as the MP2, our devices will enable credit granters to use the Internet to access, monitor and control the use of the assets that they leased or financed to consumers. The devices will also offer security features such a motion detection to alert a central monitoring center in case of theft, or unauthorized movement. As per the agreement, subject to the successful completion of pre-commercialization tests, the CBM Group Inc is expected to accept a first delivery of 10,000 units of a projected total of 120,000 units within the 12-month period following the initial delivery.

Plan of Operation For the Next Twelve Months

Until our newly acquired assets become self-funding, we will continue to fund our operations through the issuance of common stock as well as with the issuance of short and long-term debt, and loans from shareholders and directors. In the six months ended December 31, 2003 the company issued a total of 7,707,435 shares of common stock: 2,408,225 for cash proceeds of $1,177,002; 909,090 for redemption of a $500,000 Promissory Note; 3,910,120 for conversion of a Debenture Payable with a face value of $2,000,000 and 480,000 for consulting services valued at $137,000.

As of December 31, 2003, our principal capital resources have been acquired through a combination of short and long-term debt, and the issuance of our common stock. We do not have a credit line available at any bank at this time. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to commercialize our current and future products, thus attaining profitable business operations, and/or to obtain additional equity financing. A recent private placement of common shares included the issue of 3,000,910 common share purchase warrants expiring in two years and having an exercise price of $1.00 per share.

With the acquisition of the C-Chip technology and its further development, we have set for ourselves the goal to be recognized as a leading provider of credit, asset and security management solutions for financial and leasing institutions, insurance companies and different vertical markets touching the management of urban fleets.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Revenue Recognition

As of December 31, 2003, our company was still in a development stage and we had just started to generate commercial sales. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection is reasonably assured.

Our company is also continuing to develop prototypes for testing by potential customers, which are being billed for a portion of the costs incurred. We record these cost recoveries as a credit to the respective expense in the statement of operations.

Intangible Assets

Our company is in the development stage and all costs relating to research and development are charged to operations as incurred. An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Amortization is calculated using the straight-line method over four years and recorded commencing in the first quarterly period following acquisition. Acquired in-process research and development will be expensed on acquisition. Intangible assets are evaluated annually for impairment in accordance with SFAS No. 144 "Accounting for the Impairment and Disposal of Long Lived Assets".

Amortization of Equipment and Property

Our company's equipment and property are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

Stock-Based Compensation

We have elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of our employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Acquisition of Assets

The financial statements for December 31, 2003 reflect the 2003 purchase of all assets and intellectual property relating to C-Chip technology and share restructuring related thereto. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS No. 141, "Business Combinations".

Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109, "Accounting for Income Taxes" as of our inception. Pursuant to SFAS 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

Results of Operations

In the three-month period ending December 31, 2003 we recorded our first revenue: $148,036 from the sales of Credit Manager to a USA distributor. We expect to realize additional revenue from our acquired technology in 2004 and beyond, although we are unable to forecast volumes at this time.

On the acquisition of all of the assets related to the C-Chip technology we discontinued our mineral exploration business and have reallocated all relevant development costs, totaling $602,606 to Loss from Discontinued Operations.

Our company posted a net loss of $605,634 for the three months ending December 31, 2003. The net loss for the six month period ending December 31, 2003 was $2,311,732. Significant non cash expenses incurred during the six month period were: $1,418,451 for the discount on conversion of our Debenture; $137,000 for stock issued in payment of consulting fees; $164,584 for stock based compensation and $88,232 for depreciation and amortization. Had we determined stock based compensation expense based on the fair value at the date of grant for employee stock options, the net loss would have increased to $749,036 for three months December 31, 2003 and to $2,530,672 for the six months ended December 31, 2003. There are no prior period comparisons for our present operations.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology in early 2003, our company has been engaged in the development and the marketing of wireless solutions that offer complete remote access, control and the management over targeted equipment and services.

As part of interim financing by shareholders, we have purchased management services from Capex Investments Limited, the vendor in the C-Chip asset purchase transaction. Capex and other related parties also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due Capex at December 31, 2003 was $223,824 (June 30, 2003: $193,325). $29,552 was due to other related parties at December 31, 2003 (June 30, 2003: $40,241).

In December 2003 we loaned an unrelated company $93,023 (C$120,000) for interim financing as part of an anticipated transaction to acquire the company for shares of C-Chip.

For the six-month period ended December 31, 2003, our company had used net-cash of $532,657 for its operations. This compared to net-cash used of $10,498 in the comparable 2002 period. Until our company is able to generate sufficient cash flow to sustain its ongoing business activity, management plans to obtain capital through sale of its common stock.

As of December 31, 2003 current assets were $634,396, including cash of $537,956. This compares with our current assets of $20,281 at June 30, 2003. As of December 31, 2003, we had working capital of $254,728 compared to a deficiency of $828,127 at June 30, 2003. The substantial improvement in working capital is primarily attributable to proceeds from our private placement of common shares and conversion of a $500,000 Promissory Note to 909,090 shares and 909,090 share purchase warrants.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

ITEM 3. - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended December 31, 2003.

PART II.

ITEM 2.       CHANGES IN SECURITIES

(c)

The following are securities sold by us without registration during the period from October 1, 2003 to December 31, 2003:

On October 1, 2003 we issued 181,818 restricted shares of common stock to Pinkerton in consideration of $100,000.

On October 14, 2003 we issued 727,273 restricted shares of common stock to Credit Lyonnais in consideration of $400,000.

On October 22, 2003 we issued 200,000 restricted shares of common stock to TGR Group for consulting services.

On October 24, 2003 we issued 200,000 restricted shares of common stock to Eclips for consulting services.

On November 3, 2003 we issued 80,000 restricted shares of common stock to Eclips for consulting services

On November 24, 2003 we issued 100,000 restricted shares of common stock to Hamblett in consideration of $55,000.

On November 24, 2003 we issued 50,000 restricted shares of common stock to Caviston in consideration of $27,500.

On November 25, 2003 we issued 18,182 restricted shares of common stock to Maloney in consideration of $10,000.

On November 25, 2003 we issued 20,000 restricted shares of common stock to Gregoretti in consideration of $11,000.

On December 1, 2003 we issued 20,000 restricted shares of common stock to Gortec Co.Ltd. in consideration of $11,000.

On December 12, 2003 we issued 100,000 restricted shares of common stock to Basso Equity in consideration of $55,000.

On December 15, 2003 we issued 136,364 restricted shares of common stock to SRG Capital in consideration of $75,000.

On December 16, 2003 we issued 36,364 restricted shares of common stock to Spatacco in consideration of $20,000.

All of the foregoing transactions were exempt from registration under the Securities Act of 1933 (the "Act") pursuant to the exemptions available in section 4(2) of the Act or Reg. S promulgated under the Act.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) (CEO)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) (CFO)

Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On November 14, 2003, we filed a Form 8-K reporting the following events:

C-Chip Technologies announced today the commercial launch of THE HAWK 100.

On December 8, 2003, we filed a Form 8-K reporting the following events:

C-Chip Technologies Corporation announced today that it has signed a letter of intent to purchase 100% of Canadian Security Agency, Inc., a private Montreal-based company.

On December 16, 2003, we filed a Form 8-K reporting the following events:

The Company has raised an additional $260,000 in equity financing to bring the total in the current round of financing to approximately $1.65 million. The Company's equity financing consisted of Units priced at $0.55 per Unit. Each Unit consisted of one common share and one warrant to purchase an additional common share at a price of $1.00 for a period of two years.

On December 22, 2003, we filed a Form 8-K reporting the following events:

The Company announced in a press release dated January 22, 2004, that its family of security products designed for the automotive industry and power sports vehicles is receiving recognition from the insurance industry. Companies such as AXA and Allstate are now authorizing the Company's anti-theft products for automobiles and power sports vehicles and, consequently, are offering consumers choosing to have the Company's devices installed on their vehicles a discount on their insurance premiums.

On January 27, 2004, we filed a Form 8-K reporting the following events:

The Company announced in a press release dated January 26, 2004, that it has concluded an agreement with the CBM Group Inc. to develop and market wireless telemetry devices enabling credit granters the remote control of electronic consumer appliances.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2004.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)
BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors.
BY:	/s/ Benjamin Leboe
Benjamin Loboe, Principal Financial Officer