Form 10KSB/A
period 2003-06-30
C-CHIP TECHNOLOGIES CORP
filed 2004-03-04
CIK 1125051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A-1

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

The following exhibits are incorporated herein by reference from our Form S-8 registration statement and all amendments thereto filed, on April 22, 2003, with the Securities and Exchange Commission, and amendments thereto, SEC file No. 333-104666:

Exhibit No.	Description

10.1	2003 Nonqualified Stock Option Plan.

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on July 16, 2003:

Exhibit No.	Document Description

10.1	Agreement to extend payment of promissory note.

The following exhibits are filed with this report:

14.1*	Code of Ethics

23.1*	Consent of Manning Elliott, Chartered Accountants

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1*	Audit Committee Charter

99.2*	Disclosure Committee Charter

* perviously filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2004.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)

BY:	/s/ Stephane Solis Stephane Solis, President and Principal Executive Officer

BY:	/s/ Benjamin Leboe Benjamin Leboe, Treasurer, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Stephane Solis Stephane Solis	President and Principal Executive Officer	March 4, 2004

/s/ Benjamin Leboe Benjamin Leboe	Treasurer, Principal Accounting Officer and Principal Financial Officer	March 4, 2004

/s/ Robert G. Clarke Robert G. Clarke	Chairman of the Board of Directors	March 4, 2004

/s/ John Fraser John Fraser	Secretary and Director	March 4, 2004

/s/ Cherry Lim Cherry Lim	Director	March 4, 2004