Form 10QSB
period 2004-03-31
C-CHIP TECHNOLOGIES CORP
filed 2004-05-24
CIK 1125051

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2004: 36,028,385

==================================================================================

PART I.

ITEM 1. - Financial Statements

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31 2004 $ (unaudited)	June 30 2003 $ (audited)
ASSETS

Current Assets

Cash	361,051	8,505
Accounts receivable, net of allowance for doubtful accounts of $17,250 and Nil, respectively	149,916	-
Inventory	79,750	-
Note Receivable (Note 3(a))	473,271
Other current assets	44,994	11,776

Total Current Assets	1,108,982	20,281

Property and Equipment (Note 4)	70,975	59,855

Intangible Assets (Note 5)	487,755	609,645
Goodwill (Note 3(a))	385,852
Total Assets	2,053,564	689,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	193,735	73,342
Accrued liabilities	223,480	41,500
Due to related parties (Note 6)	214,285	233,566
Promissory Note (Note 7(e))	-	500,000
Total Current Liabilities	631,500	848,408

Debenture Payable (Note 7(f))	-	922,700
Total Liabilities	631,500	1,771,108
Contingencies and Commitments (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001;
36,028,385 and 25,293,960 issued and outstanding, respectively	360	253

Additional Paid-in Capital	6,225,858	645,268
Deferred Compensation	(70,219)	-
	6,155,999	645,521
Accumulated Other Comprehensive Income	2,672
Deficit Accumulated During the Development Stage	(4,736,607)	(1,726,848)
Total Stockholders' Equity (Deficit)	1,422,064	(1,081,327)
Total Liabilities and Stockholders' Equity	2,053,564	689,781

(The Accompanying Notes are an Integral Part of These Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated from
	June 26, 2000
	(Date of
	Inception)	Three Months Ended		Nine Months Ended
	to March 31,	March 31,		March 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	568,762	420,726	-	568,762	-

Cost of Sales	339,231	272,784	-	339,231	-
Gross Margin	229,531	147,942	-	229,531	-

Expenses

Acquired in-process research and development	650,000	-	650,000		650,000
Depreciation and amortization	181,318	44,586	3,935	132,818	3,935
Bank charges and exchange	3,770	13,297	5,349	(8,674)	5,349
Consulting fees (Note 8(a))	203,200	66,200	-	203,200	-
Debenture accretion	136,325	-	59,850	16,625	59,850
Debenture interest	27,397	-	12,500	2,397	12,500
Discount on conversion of debt	1,418,451	-	-	1,418,451	-
General and administration	521,739	215,729	49,568	445,757	49,568
Professional fees	302,031	72,652	60,976	200,772	60,976
Provision for doubtful accounts	14,290	3,031	-	14,290	-
Research and development	201,612	132,479	5,267	190,540	5,267
Salaries and benefits	377,934	156,514	-	317,049	-
Stock based compensation	317,006	133,022	31,443	297,606	31,443
Total expenses	4,355,073	837,510	878,888	3,230,831	878,888
Other income interest	8,459	8,459		8,459

Net Loss before discontinued operations	(4,134,001)	(698,027)	878,888	(3,009,759)	878,888

Loss from discontinued operations (Note 9)	(602,606)	-	-	-	(10,084)

Net Loss for the period	(4,736,607)	(698,027)	(878,888)	(3,009,759)	(888,972)

Net Loss Per Share B Basic and diluted

Net Loss before discontinued operations		(0.02)	(0.03)	(0.09)	(0.01)
Loss from discontinued operations		-	-	-	(0.00)

Net Loss per share		(0.02)	(0.03)	(0.09)	(0.01)

Weighted Average Shares Outstanding		34,450,000	30,982,000	31,820,000	100,752,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the nine months
	ended March 31,
	2004	2003
	$	$

Cash Flows From Operating Activities

Net loss	(3,009,759)	(888,972)

Adjustments to reconcile net loss to cash
Expenses settled with issuance of common shares	203,200	-
Stock based compensation	297,606	-
Discount on conversion of debt	1,418,451	-
Accrued debenture interest	-	12,500
Depreciation and amortization	132,818	653,935
Accretion of debenture	16,625	59,850

Changes in operating assets and liabilities
Mineral properties written off	-	27
Decrease (increase) in accounts receivable	4,652	(4,596)
(Increase) in prepaid revenue	(3,482)	-
(Increase) in inventory	(66,410)	-
(Increase) in other assets	(32,548)	-
Increase in accounts payable and accrued liabilities	48,365	59,276
Net Cash Used In Operating Activities	(990,482)	(107,980)

Cash Flows To Investing Activities
Capital assets	(13,122)	(67,725)
Bank indebtedness assumed in business acquisition	(283,740)	-
C-Chip Technology	-	(574,285)
Patents and trademarks	-	(75,990)
In-process research and development	-	(650,000)
Net Cash Used in Investing Activities	(296,862)	(1,368,000)
Cash Flows From Financing Activities
Increase (decrease) in related party payables	(19,281)	142,210
Promissory note	-	500,000
Debenture	-	803,000
Proceeds from issuance of common shares	1,630,499	25,000
Financing costs related to issuance of common shares	(82,319)	-
Proceeds from exercise of stock options	108,319	-
Net Cash Provided By Financing Activities	1,637,218	1,470,210
Effect of Exchange Rate Changes on Cash	2,672	-
Net Increase (Decrease) in Cash	352,546	(5,770)
Cash - Beginning of Period	8,505	11,530
Cash - End of Period	361,051	5,760
Non-Cash Financing and Investing Activities
Issuance of common shares for business acquisition	468,000	-
Supplemental Disclosures
Interest paid	25,350	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Company Background

  The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

  On January 7, 2003 the Company acquired assets and intellectual property and changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation. On February 17, 2004, the Company expanded the scope of its business by acquiring Canadian Security Agency (2004) Inc., ("CSA" or "subsidiary") a company providing guard and security services in Montreal Canada.

  Planned principal activities have commenced but the Company continues to be in the development stage.

  The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to commercialize its development of products and patents, attaining profitable business operations, and/or raising additional equity financing.

  The Company has funded itself through issuance of shares or by loans from shareholders and/or directors. During the next twelve months the Company also plans to raise funds through the sale of security services, products and through cost re-imbursements. The Company's shares trade on the OTC Bulletin Board under the symbol CCHI.

  Summary of Significant Accounting Principles

  a)       Year End

  The Company's year-end is June 30.

  b)       Basis of Accounting

  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

  b)       Principles of Consolidation

  The consolidated financial statements include the accounts of CSA, a wholly-owned subsidiary incorporated in Quebec, Canada, from the date of acquisition of February 17, 2004. All inter-company accounts and transactions have been eliminated.

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

  e)       Foreign Currency Transactions/Balances

  The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of shareholders' equity.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  f)       Research and Development

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

  i)       Financial Instruments

  Financial instruments include cash and equivalents, accounts receivable, note receivable, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  j)       Other Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company had a comprehensive loss of $695,355 and $3,007,087 for the three and nine month periods ended March 31, 2004, respectively, and includes a foreign currency translation gain of $2,672 as of March 31, 2004.

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

  During the three month period ended March 31, 2004, the Company granted 267,263 stock options pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.77 per share. Stock options granted to non-employees totalled 107,263 and vested immediately. Stock options granted to employees vest over a period of one year.

  A total of 374,263 options were exercised during the quarter ending March 31, 2004. Stock options outstanding as March 31, 2004 were 2,675,500 with 1,563,832 available for future issuance.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  l)       Stock-Based Compensation (continued)

  The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of .84%, expected volatility of 108%, an expected option life of 0.4 years and no expected dividends. The weighted average fair value of options granted was $0.53 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $113,551 for the three months ended March 31, 2004.

  During the three and nine month periods ended March 31, 2004, the Company recognized stock-based compensation for non-employees in the amount of $133,022 and $297,606, respectively.

  The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
	$	$	$	$
Net loss C as reported	(698,027)	(878,888)	(3,009,759)	(888,972)
Add: Stock-based compensation expense included in net loss C as reported	133,022	-	297,606	-
Deduct: Stock-based compensation expense determined under fair value method	(246,573)	-	(630,097)	-

Net loss - pro forma	(811,578)	(878,888)	(3,342,250)	(888,972)

Net loss per share (basic and diluted) - as reported	$(0.02)	$(0.03)	$(0.09)	$(0.01)
Net loss per share (basic and diluted) - pro forma	$(0.02)	$(0.03)	$(0.10)	$(0.01)

  m)       Revenue Recognition

  The Company's C-Chip technology is still in the development stage and has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers which were billed for a portion of the costs incurred. The Company recorded these cost recoveries when paid as a credit to the respective expense in the statement of operations.

  Sales of security services commenced on the acquisition of CSA. Clients are provided ongoing personnel and products based upon service agreements with revenue recognized as services are performed.

  The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  n)       Property and Equipment

  Property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

  o)       Inventory

  Inventory consists of the Company's Credit Manager, Shadow products and related components and is available for sale to customers. Inventory is valued at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  s)       Acquired Goodwill

  Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

  t)       Contingent Consideration

  In connection with the Company's acquisition of CSA, if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's common stock now held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

  Measurement and Recognition

  In accordance with SFAS No. 141, Business Combinations ("SFAS 141"), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

  Amount Allocated to Goodwill

  In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination ("EITF 95-8") and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

  Amount Allocated to Stock-Based Compensation Expense

  In accordance with EITF 95-8, the intrinsic value associated with additional consideration related to stock or options that vest between the acquisition date and the date at which the contingency is satisfied is recorded as an immediate charge to stock-based compensation expense because the consideration is related to continuing employment with the Company.

  Amount Allocated to Deferred Compensation

  Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN 44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by the Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. The Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Acquisitions

  a)       Acquisition of Business

  The consolidated financial statements include the results of operations of Canadian Security Agency (2004) Inc., from the date of acquisition of February 17, 2004.

  The Company acquired all the issued and outstanding shares of CSA in exchange for 1,600,000 restricted common shares of the Company. Pursuant to the terms of the acquisition agreement, 600,000 shares were released on closing and 1,000,000 of the shares are held in escrow as contingent consideration related to revenue targets and repayment of a note receivable. The note receivable in the amount of $473,271 is due from the seller on or before February 17, 2005. The released shares were recorded at their fair value of $468,000.

  Allocation of Initial Purchase Consideration:

Note receivable	$47,3271
Accounts receivable	149,328
Advances from the Company	(203,897)
Property and equipment	8,347
Bank indebtedness	(93,567)
Accounts payable	(74,488)
Accrued liabilities	(176,846)
Goodwill	(385,852)
Total Initial Consideration	$468,000

  b)       Acquisition of Assets

  The financial statements for March 31, 2004 reflect the January 7, 2003 purchase of all assets and intellectual property relating to C-Chip Technology and share restructuring related thereto. The C-Chip Technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort will be focused on North America, with services expanded later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock with a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 with a fair value of $803,000, maturing on January 15, 2008 and carrying a coupon of 2.5% payable at the option of the holder in restricted shares of common stock. On July 25, 2003, the debenture, together with accrued interest to July 25, 2003, was converted into 3,910,120 restricted common stock at a 15% discount from market, using the face value of $2,000,000. As part of the asset purchase agreement the Company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The payment of the promissory note was extended until September 2003 at which time it was applied to acquire 909,090 units of the private placement.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S Dollars)
(Unaudited)

  Acquisitions (continued)

  b)       Acquisition of Assets (continued)

  The purchase price was allocated to the following asset categories:

Property and equipment	$67,725
Patents and trademarks	75,990
In-process research and development	650,000
C-Chip Technology	574,285
$1,368,000

  The in-process research and development was charged to operations on acquisition. The remaining intangible assets, patents and trademarks and C-Chip Technology, will be evaluated annually to determine their continuing value.

  Property and Equipment

			March 31,	June 30,
			2004	2003
			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Amortization	$	$
	$	$	(unaudited)	(audited)

Computers	38,893	8,469	30,424	18,650
Leasehold improvements	5,075	1,270	3,805	4,567
Furniture	12,686	2,875	9,811	10,478
Machinery and equipment	34,166	7,231	26,935	26,160
Total property and equipment	90,820	19,845	70,975	59,855
Depreciation during the period			11,974

  Intangible Assets

			March 31,	June 30,
			2004	2003
			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Amortization	$	$
	$	$	(unaudited)	(audited)

C-Chip technology	574,285	143,560	430,725	538,395
Patents and trademarks	75,990	18,960	57,030	71,250
Total other assets	650,275	162,520	487,755	609,645
Amortization during the period			121,890

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Related Party Transactions/Balances

  As part of interim financing the Company has purchased management services from shareholders, who also paid certain operations expenses directly and advanced funds for working capital. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due shareholders at March 31, 2004 is $214,285 (June 30, 2003: $233,566).

  Common Stock

  In the three and nine month periods ending March 31, 2004 the Company issued 180,000 and 660,000 restricted common shares for services valued at $66,200 and $203,200, respectively, being 50% of the market price of the Company's stock as at the date the services were contracted.

  In the three and nine month periods ending March 31, 2004 the Company issued 374,263 and 690,668 common shares for total proceeds of $81,816 and $108,318, respectively, from the exercise of stock options.

  In the three month period ending March 31, 2004 the Company issued 872,727 restricted common shares for total cash proceeds of $432,681, net of financing costs of $47,319, under a private placement of units consisting of one common share and one common share purchase warrant.

  In the three month period ending March 31, 2004 the Company issued 1,600,000 restricted common shares for the acquisition of Canadian Security Agency (2004) Inc.

  In the six month period ending December 31, 2003 the Company issued 3,000,910 restricted common shares for total cash proceeds of $764,500 and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common shares purchase warrants expire in two years and have an exercise price of $1.00 per share. The Company's promissory note of $500,000 was redeemed for 909,090 units as part of this issue.

  In the three month period ending September 30, 2003 the Debenture Payable including accrued interest was converted into 3,910,120 restricted common shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

  Discontinued Operations

  Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology.

  Contingencies and Commitments

  a)       Vehicle lease commitments are as follows:

2005	$17,329
2006	9,370
2007	2,650
$29,349

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Contingencies and Commitments (continued)

  b)       The Companies have a month to month premises lease for its head offices and R&D facilities located in Montreal, Canada. Total rent expense was $13,300 and $36,500 for the three and nine month periods ended March 31, 2004 (2003: $1,500 and $1,500).

  c)       CSA has bank indebtedness of $93,567 at March 31, 2004 within a Corporate Credit Line facility in the amount of Cnd$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee of Charles Finkelstein, former owner of the Company supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus.

  Subsequent Event

  In April 2004 the Company issued 2,538,462 restricted common shares for total cash proceeds of $1,650,000 (before costs) under a private placement of units consisting of one common share and one common share purchase warrant exercisable for a period of two years at an exercise price of $1.10 per share.

  The Company has committed to register for resale the common shares sold, and the common shares issuable upon exercise of the warrants, with the Securities and Exchange Commission within 120 days from the date of closing. Upon the registration statement becoming effective, the investors shall have a 45-day option to purchase an additional 1.65 million units consisting of one common share and one common share purchase warrant, at a price of $1.00 per unit, with the share purchase warrants exercisable for a period of two years at an exercise price of $1.50 per share. If all warrants are exercised, 8,376,924 shares will be issued under this private placement for gross proceeds of $8,567,308.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution about Forward-Looking Statements

This management's discussion and analysis of financial condition and results of operations of C-Chip Technologies Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2003 and the three and nine month periods ended March 31, 2004. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Since our acquisition of the C-Chip technology in January 2003, we now develop and market products and provide services which use integrated wireless communications technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control and manage remote assets. Our products and services are designed to be easy-to-use and cost-effective. We allow our customers to use our website to remotely access, control, locate and monitor different types of equipment or services. Our products and services allow users to selectively enable, disable (on/off) targeted equipment, or send other commands at will, from anywhere to almost anywhere in North America. We believe our technology provides significant value to business users by increasing the efficiency of their operations and lowering their costs.

Currently, our basic automotive product, the Credit Manager, is a one-way communications tool enabling users to remotely activate / deactivate a vehicle through a starter interrupt module. Our second line of products, the SHADOW series, offers two-way communication and the added ability to determine location (GPS) as well as monitor and control some of the vehicles' functions. Our third line of products, the HAWK and the FALCON, are effective anti-theft devices for automobile and power sport vehicles based on RFID (Radio Frequency Identification) technology. Whereas the HAWK specifically targets the power sport market, the FALCON addresses the automobile industry. Our different products are targeted to financial institutions for credit management solutions, insurance companies for security management solutions and urban fleets, car rental companies, and car dealerships for asset management solutions, all of which have a demonstrable need for these devices but which remains vastly underserved by much more expensive offerings.

Our products and services are within the "Telematics" industry. Telematics refers to the ability to remotely access, control, locate and manage different products or services. The telematics sector is a new and emerging industry poised for explosive growth over the next 3-5 years. Available and planned applications include location-based and navigation services, info-tainment services, automatic emergency callout in the event of an accident, security and anti-theft systems, remote diagnostics and repair, logistics and fleet management, and office applications.

Our core technology is readily applicable to the credit asset, security and asset management industries. Because there is a large, readily available market for telematics applications for automotive products, we have positioned our initial product development effort toward this industry. Yet, contrary to most competitors in the field who tend to offer extensive and highly priced solutions, our goal is to develop practical solutions at low prices. This has largely been achieved. Further, contrary to most products and services currently available on the market today, our solutions are offered to users on a pay-per-use basis.

We have targeted our initial products and services to the large automotive sector, but our basic technology has applications to a variety of assets which span several business sectors including industrial equipment, office equipment and consumer electronic products.

In January 2003, we began the development of wireless telemetry devices offering, through a Web-based application, the ability to remotely access, control and manage consumer electronic products, including plasma screens, TVs and other home appliances. Currently branded as the MPP and the MP2, our devices will enable credit grantors to use the Internet to access, monitor and control the use of consumer electronic products that they leased or financed to consumers. The MP2, in addition to the above features, also offers security elements such as motion detection to alert a central monitoring center in case of theft, or unauthorized movement. Both the MPP and the MP2 are currently being tested and we expect their commercial introduction to the Rent-to-Own marketplace later this summer. Within this market segment, we will directly be targeting approximately 30 retail companies and actual sales results are expected to be accomplished promptly.

In early March, at the request of potentially large North American distributor, we initiated the development of a solution to monitor and secure stand-alone assets with no power source. The first commercial application for this innovative product is for a Canadian company that is expected to use our device to monitor the movement and protect dumpsters used by the construction industry, garbage collection companies and other applications. Currently branded as the SPP, whenever our device is attached to an asset that is being moved by any party, a signal is sent in real time to our security center indicating its path, speed, direction and location within a few feet so that the authorized party can take necessary action, or know with precision the whereabouts of the asset to determine the efficiency of its movements. Our SPP has been thoroughly field tested to the satisfaction of a potential customer and we expect an initial order shortly.

In March, we also launched our e-store, www.cchipstore.com, a virtual gateway for our agents, resellers and distributors offering credit, security and asset management solutions. Our e-store is now accessible 24/7 for all to visit. Agents, resellers and distributors have access to a restricted area for online volume buying and the public area allows consumers to order our products and services directly. Our e-store is a fully secure transactional website developed to give our resellers and distributors added value and to increase our presence on the Web. Different marketing strategies to increase our traffic on our e-store have been implemented and we are now seeing a significant increase in the number of daily visitors and the volume of transactions processed online.

In the last quarter ended March 31, 2004, while we accomplished significant milestones relative to product development and testing, financing, sales and marketing, all at a time when our headcounts almost doubled to 27 full-time employees and consultants, although our actual revenue have grown substantially, they were nevertheless below our initial expectations. A number of factors have limited our effectiveness in selling our products and services in the latest quarter, including:

  Pay Technologies LLC ("PayTeck"), one of our US distributors for our Credit Manager branded under a white label agreement as the WebTeck Account Manager, has generated very limited revenue for our Company. As PayTeck is actually in a conflict of interest being both a distributor of our credit management solutions and also a manufacturer of its own credit management solution, we have come to the conclusion that PayTeck can not properly represent our products, or the best interest of our Company within the Buy-Here Pay-Here (BHPH) business market segment. Although our Company still entertains a business relationship with PayTeck, we expect minimal revenue from this business conduit in the future.

  As a consequence to the above, we implemented alternative distribution measures for our different products and services in the last quarter. These measures could not immediately impact on our sales, but are expected to have a lasting positive contribution in a not too distant future. Among other, we have concluded 10 different non-exclusive agreements with automotive distributors and resellers in the US to cover all states and territories and, in Canada, we now have 2 non-exclusive agreements in place and more will be added shortly. Although our distributors and resellers do not present all the same potential, some offer a very significant upside. For instance, we announced recently a distribution agreement with Northland Auto Enterprise covering approximately 200,000 new and used car dealers across the US.

  On a number of occasions in the last quarter we were unfortunately not in a position to deliver on what could have been for us significant product orders due a lack of readily available inventory. Lead-time on the purchase of product components, but more importantly our financial condition did allow us to stock sufficient product or components as we began the last quarter and caused us to lose potential orders that would have brought our revenues to a very substantive level.

  This situation has now largely been corrected with the equity financings that we were able to conclude in the quarter ended March 31 and subsequent to it. Our first private placement of common shares and share purchase warrants was completed in the quarter and a second private placement, for $1,650,000, was initiated; it was completed in April. If all share purchase warrants outstanding are exercised from both private placements, we could have an additional $12.3 million in cash proceeds. With such capital available to us, we believe our Company now has the ability to stock products and components in sufficient quantities so as not miss significant business opportunities.

  Although our policy is to offer our customers off-the-shelf solutions, some applications do require customization. In the last quarter, we encountered potential end-users or distributors who required customization to our off-the-shelf solutions. While this requirement for customization has delayed the processing of some potential orders in the last quarter, we believe the end result will be positive for our Company as in the process we have widened our offering of products and services and, at the same time, improved their ease-of-use and the benefits they offer to our business clientele.

Our technology is based on a platform that can be adapted to a wide number of products, including office equipment, industrial equipment and consumer electronics products. We are now beginning to market a comprehensive offering to the automotive sector with solutions encompassing the credit, asset and security management industry. With the progress that we have made in the last quarter on the development of products related to the consumer electronic market and industrial equipment, we expect to generate revenues from an expanding product base very shortly.

Within the credit management sector, we have now finished the development and completed extensive testing of the Credit Manager, a benefit-denial receiver that can be incorporated into any vehicle. We began commercial delivery of the Credit Manager last October and have so far delivered approximately 2,500 units. We are now putting significant efforts to increase our distribution network in the US and in Canada and, thus far, the reaction from the marketplace indicates a strong interest for the Credit Manager and our other credit management solutions. Our intent is to rapidly build a strong and effective distribution network in the US and in Canada. Once in place, our goal is to rapidly capture about 10% of the addressable BHPH market in the US. With a product that is cost-effective, as easy to use as a click of the mouse and that can reduce payment delinquency significantly, we believe this goal to be attainable.

Continuing with credit management applications, but for consumer electronic related products, our MPP and MP2 are currently being tested and we expect their commercial introduction to the Rent-to-Own marketplace later this summer. Within this market segment, we will directly be targeting approximately 30 retail companies and actual sales results are expected to be accomplished promptly. The MPP offers credit grantors, using the Internet, the ability to remotely access, monitor and control the use of consumer electronic products that they leased or financed to consumers. The MP2, in addition to the above features, also offers as a security element, motion detection to alert a central monitoring center in case of theft, or unauthorized movement.

In the quarter ended March 31, 2004, we have completed extensive field tests for the SHADOW, a device offering wireless vehicle control, monitoring and tracking features. In all, we have tested over 300 units of the SHADOW. Different potential customers, including resellers, distributors, car dealers, wireless carriers and OEM equipment manufacturers, have conducted field tests of the device. Market response has been very positive. The commercial launch of the SHADOW has commenced and our intent is to offer our tracking solution at a very competitive price point to enable a potentially large distribution within the business segment that we are targeting. We believe the Shadow will appeal the credit management industry, but also to the security and asset management sector.

Acquisition of Canadian Security Agency (2004) Inc.

In February 2004, to ensure that we would be able to provide turnkey security packages to consumers and businesses, we purchased Canadian Security Agency (2004) Inc., a private Montreal-based business established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. With this acquisition our intent is to be able to offer a complete infrastructure to monitor our tracking devices from a central point, alerting car owners, police authorities and insurance companies when car thefts occur. Further, the addition of Canadian Security Agency to our basic business provides us instant mass in a field we are very actively targeting as well as increasing our credibility in the provision of security and asset management applications. Canadian Security Agency is performing as expected with the cost cutting measures that we have implemented since the closing of the acquisition and we expect this new segment of our business to contribute positively to our overall growth.

To enable our distributors sell our products and services more effectively as a security management application, we have marketed to a number of large insurance companies different wireless solutions aimed at preventing the theft of cars and power sport vehicles. Specifically, in the last quarter, we have sought to have the HAWK, the FALCON and the SHADOW as products recognized by the insurance industry as solutions preventing theft of vehicles, or contributing to their rapid recovery if ever stolen. While further work is to be done, significant milestones were achieved on that front. For instance, Allstate who is offering a discount of up to 25% on the insurance premium charged to any policyholder who has installed our ultimate security solutions on their vehicle now recognizes our anti-theft solutions. In the power sport vehicle market, Jevco is an example of an insurance company offering discounts to policyholders once one of our solutions has been installed. We believe recognition for our product offerings by insurance companies can only enhance their attractiveness in the marketplace and our intent is to continue to pursue obtaining more recognition by insurance companies.

In February we announced a strategic alliance and licensing agreement with 7Bridge Capital Partners Limited ("7Bridge"), a sister company, for the marketing of our family of products and services in Asia with an immediate emphasis on opening the China market. This venture is progressing as expected. 7Bridge is currently focusing on establishing in-roads to market and distribute the HAWK and the FALCON in China and positive results are expected down the road. At this point, we consider our penetration of the Chinese market as a long term goal.

Plan of Operation For the Next Twelve Months

Until we are able to generate positive cash flow, we will continue to fund our operations through the issuance of common stock, the issuance of short and long-term debt, and loans from shareholders and directors. In the three months ended March 31, 2004 the company: issued common shares as follows:

*	872,727 in a private placement for net proceeds of $432,681
*	374,263 common shares for stock options for proceeds of $81,816
*	180,000 common shares for services valued at $66,200
*	1,600,000 common shares for the acquisition of CSA

In the nine months ended March 31, 2004 the company issued a total of 10,734,425 shares of common stock:

*	3,655,214 for cash proceeds of $1,656,500
*	909,091 for redemption of a $500,000 Promissory Note
*	3,910,120 for conversion of a Debenture Payable with a face value of $2,000,000
*	660,000 for consulting services valued at $203,200
*	1,600,000 common shares for the acquisition of CSA .

As of March 31, 2004, our principal capital resources have been acquired through a combination of short and long-term debt, and the issuance of our common stock. We have a $300,000 credit line available for CSA operations. Our ability to emerge from our current development stage with respect to our planned business activity is dependent upon our successful efforts to commercialize our current and future products, thus attaining profitable business operations, and/or to obtain additional equity financing. Our first private placement of common shares included the issue of 3,873,637 common share purchase warrants expiring in two years and having an exercise price of $1.00 per share.

We have set ourselves the goal to be recognized as a leading provider of credit, asset and security management solutions for financial and leasing institutions, insurance companies and different vertical markets touching the management of urban fleets.

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

Revenue Recognition

The Company's C-Chip technology is still in the development stage and has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers which were billed for a portion of the costs incurred. The Company recorded these cost recoveries when paid as a credit to the respective expense in the statement of operations.

Sales of security services commenced on the acquisition of CSA. Clients are provided ongoing personnel and products based upon service agreements and revenue is recognized as services are performed.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

Acquisition of Business

The consolidated financial statements include the results of operations of Canadian Security Agency (2004) Inc., from the date of acquisition of February 17, 2004.

The Company acquired all the issued and outstanding shares of CSA in exchange for 1,600,000 restricted common shares of the Company. Pursuant to the terms of the acquisition agreement, 600,000 shares were released on closing and 1,000,000 of the shares are held in escrow as contingent consideration related to revenue targets and repayment of a note receivable. The note receivable in the amount of $473,271 is due from the seller on or before February 17, 2005. The released shares were recorded at their fair value of $468,000.

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

Results of Operations

The results of our operations for the three and nine month periods ending March 31, 2004 are included in Item 1 herein.

On the January 2003 acquisition of all of the assets related to the C-Chip technology we discontinued our mineral exploration business and reallocated all relevant development costs, totaling $602,606 to Loss from Discontinued Operations. On February 16, 2004 we acquired Canadian Security Agency (2004) Inc. and have consolidated the results of their operations since acquisition.

Our company posted a net loss of $698,027 for the three months ending March 31, 2004. The net loss for the nine month period ending March 31, 2004 was $3,009,759. Significant non cash expenses incurred during the nine month period were: $1,418,451 for the discount on conversion of our Debenture; $203,200 for stock issued in payment of consulting fees; $297,606 for stock based compensation and $132,818 for depreciation and amortization. Had we determined stock based compensation expense based on the fair value at the date of grant for employee stock options, the net loss would have increased to $811,578 for three months March 31, 2004 and to $3,342,250 for the nine months ended March 31, 2004. Reported losses for the three and nine month periods ending March 31, 2003 were $878,888 and $888,972, respectively.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology in early 2003, our company has been engaged in the development and the marketing of wireless solutions that offer complete remote access, control and the management over targeted equipment and services. This business was expanded to include a range of security services with the acquisition of CSA in early 2004.

As of March 31, 2004 current assets were $1,108,982, including cash of $361,051and a Note Receivable of $473,271. This compares with our current assets of $20,281 at June 30, 2003. As of March 31, 2003, we had working capital of $477,482 compared to a deficiency of $828,127 at June 30, 2003. The substantial improvement in working capital is primarily attributable to proceeds from our private placement of common shares and conversion of a $500,000 Promissory Note to 909,090 shares and 909,090 share purchase warrants.

The Company continues to conduct research, develop its product line and grow its newly acquired security services business. Accordingly it is not profitable and in the near term will continue to rely on existing resources and additional loans and equity from shareholders. A second private placement of common shares and warrants, described in the Financial Statements accompanying this report, will largely meet the Company's requirements for the next year. It has realized gross proceeds of $1,650,000 in April and has share purchase warrants that, if all are exercised, will provide an additional $6,917,308.

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

ITEM 3.       CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended March 31, 2004.

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

(d)       Securities sold without registration pursuant to Section 4(2) of the Securities Act of 1933.

			shares		proceeds
1/15/04	Morin 100,000 for services	Common Stock:for services/.70x.50%	100,000	125,000	$35,000.00
2/5/04	CEOcast Inc.	Common Stock:for services/.78x.50%	80,000	487,500	$31,200.00
2/9/04	Aggressive Growth 181,818@0.55	Common Stock:Private Placement 1	181,818	669,318	$100,000.00
2/12/04	Marketwise Trading 200,000@0.55	Common Stock:Private Placement 1	200,000	869,318	$110,000.00
2/13/04	Basso Holdings Ltd. 100,000@0.55	Common Stock:Private Placement 1	100,000	969,318	$55,000.00
2/13/04	Basso Multi-Strategy. 100,000@0.55	Common Stock:Private Placement 1	100,000	1,069,318	$55,000.00
2/18/04	Rock II LLC 200,000@0.55	Common Stock:Private Placement 1	200,000	1,269,318	$110,000.00
2/18/04	9129-2763 Quebec Inc. (1.6-1.0M)@.78	Common Stock: acquire CSA	1,600,000	2,884,318	$468,000.00
2/23/04	Mystic Partners 90,909@0.55	Common Stock:Private Placement 1	90,909	2,975,227	$50,000.00

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 10th day of February, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announced today that it has entered into a Strategic Alliance and licensing agreement with 7bridge Capital Partners Limited, a privately held Hong Kong company, to develop the C-Chip family of products and services in Asia Pacific, with an immediate emphasis on opening the China market.

On the 19th day of February, 2004, the Company filed the following disclosure: The Company has concluded a private placement of securities and raised $2.1 million. The securities consisted of units priced at $0.55. Each unit consisted of one common share and one warrant to purchase one additional share of common stock at a price of $1.00 for a period of two years.

Proceeds from the private placement are expected to be used to proceed with a sales and marketing campaign for the Company's products and services in the U.S.

On the 23rd day of February, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announced today that it has concluded the acquisition of Canadian Security Agency, Inc., a private Montreal-based company established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. Canadian Security Agency, Inc. is now a wholly owned subsidiary of C-Chip Technologies Corporation.

On the 2nd day of March, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announced today the launching of its e-store, www.cchipstore.com, a virtual gateway for its agents, resellers and distributors offering credit management, tracking and anti-theft solutions.

On the 14th day of April, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announced the recent appointment of Mr. Richard Palmer as Vice-President of Sales.

On the 29th day of April, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announces that it has closed an equity financing of $1.65 million to certain institutional and accredited investors. A total of 2,538,482 common shares were sold at a price of $0.65 per share. Investors also received warrants exercisable for a period of two years to purchase an aggregate of 2,538,482 common shares at an exercise price of $1.10 per share.

On the 5th day of May, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announces today that it enters a sales and distribution agreement with Northland Auto Enterprises.

On the 19th day of May, 2004, the Company filed the following disclosure: C-Chip Technologies Corporation announces that its research and development team has brought a solution to a security problem that had been eluding the security and asset management industry so far: the monitoring and protection of stand-alone assets with no power source.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2004.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)
BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors.
BY:	/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer