Form 10KSB/A
period 2003-06-30
C-CHIP TECHNOLOGIES CORP
filed 2004-06-10
CIK 1125051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A-2

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

The registrant is amending the annual form 10-KSB for the inclusion of the prior auditors' report for the periods prior to the year ending June 30, 2003.

PART I

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents
Independent Auditors' Report	F-1
Independent Auditors' Report	F-2
Balance Sheets Statements of Operations Statements of Cash Flows Statement of Stockholders' Equity (Deficit)	F-3 F-4 F-5 F-6
Notes to the Financial Statements	F-7

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

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
September 10, 2003

Board of Directors
Keystone Mines Limited
Vancouver, BC
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Keystone Mines Limited (an exploration stage enterprise), as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002, and for the period from June 26, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keystone Mines Limited (an exploration stage enterprise) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002, and for the period from June 26, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

PART III

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

Exhibit No.	Description
23.1	Consent of Williams & Webster, P.S.

23.2	Consent of Manning Elliott, Chartered Accountants

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of June, 2004.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)

BY:	/s/ Stephane Solis Stephane Solis, President, Principal Executive Officer and Director

BY:	/s/ Benjamin Leboe Benjamin Leboe, Treasurer, Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Stephane Solis Stephane Solis	President and Principal Executive Officer and Director	June 8, 2004

/s/ Benjamin Leboe Benjamin Leboe	Treasurer, Principal Accounting Officer and Principal Financial Officer	June 8, 2004

/s/ Robert G. Clarke Robert G. Clarke	Chairman of the Board of Directors	June 9, 2004

/s/ John Fraser John Fraser	Secretary and Director	June 8, 2004

/s/ Cherry Lim Cherry Lim	Director	June 9, 2004