Form 10KSB
period 2004-06-30
C-CHIP TECHNOLOGIES CORP
filed 2004-10-13
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4710 St-Ambroise
Suite 224A
Montreal, Quebec
Canada H4C 2C7
(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2004: 39,595,803

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the year ended June 30, 2004 were $1,040,898. Aggregate market value of voting stock held by non-affiliates of 39,595,803 shares outstanding at June 30, 2004 was approximately $26,516,538. Amount was computed using the average bid and ask price as of June 30, 2004, which was $0.85. As of June 30, 2004, a total of 39,595,803 shares of common stock were outstanding.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements". Certain factors that could cause our forward-looking statements to be incorrect and cause our actual results to materially vary from comments made in forward-looking statements are described in our risk factors.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

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

To close on the acquisition of the C-Chip technology, we agreed to pay Capex as follows: 1) a Promissory Note of $500,000 bearing no interest payable in full on January 30, 2003; 2) 5,000,000 restricted shares of our common stock; and, 3) a convertible Debenture of $2,000,000 maturing on January 15, 2007 and carrying a coupon of 2.5% payable at the option of the holder in "restricted" shares of our common stock, the said Debenture being convertible at any time at the option of the holder in "restricted" shares of our common stock at a discount of 15% to its market price. We also paid $40,000 for expenses related to the transaction. In July 2003 the Debenture, together with accrued interest, was converted to 3,910,120 common shares. In September 2003 the Promissory Note was repaid with 909,090 common shares and 909,090 common share warrants.

In February 2003, to better reflect our new business activities, we changed our name to C-Chip Technologies Corporation and we now trade on the OTC Bulletin Board (OTC-BB) under the symbol "CCHI."

During 2003, we completed development, designed prototypes, and commenced the production of prototypes and commercialization of our initial product offerings.

In February 2004, we purchased 100% of Canadian Security Agency (2004) Inc. ("CSA"), a private Montreal-based business established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. As consideration for the purchase of CSA, we issued 1,600,000 restricted common shares to 9129-2763 Quebec Inc. On closing, we released 600,000 of our restricted common shares to 9129-2763 Quebec Inc with the remaining 1 million shares being subject to an escrow agreement. These 1,000,000 restricted common shares will released to 9129-2763 Quebec Inc upon the attainment of certain milestones by CSA over a 12-month period from the closing of the transaction on February 17, 2004. The first milestone was achieved on May 2004 and 300,000 shares were released from escrow. In September 2004, a second milestone was attained and an additional 200,000 shares were released from escrow.

Our operations and research and development activities are conducted in a low-rise office facility located in Montreal, Canada. Our office is located at 4710, St-Ambroise, Suite 227, Montreal, Quebec, Canada.

Our Business

C-Chip Technology

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

The information technology infrastructure and network application software used to provide our services reside at our Secure Data Management Center (SDMC) located in Montreal. Accordingly, users of our products and services will not need to make a substantial investment in acquiring hardware, software and data networking equipment to use our services.

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

Business users of our products and services are expected to find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies or competitive advantages for our business users in their respective market segments. Benefits of using our products and services would include the following:

*

Efficient tool to enforce payment of lease and loans: When an account requires attention, a credit grantor using our products and services can simply log onto our SDMC to wirelessly send an instruction to deny operation of the targeted vehicle or other equipment. Since the operation can be easily restored once the account is in good standing, prompt reactions to delinquency make our products a strong tool to persuade accounts to stay current.

*

Increased market opportunities: Our products and services, by acting as an "electronic co-signer," can provide increased market opportunities by allowing credit to be extended to a broader, higher-risk, customer base.

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

*

Users can improve responsiveness to their customers: Using our products and services, business users can be more responsive to their customers through more efficient dispatching. For example, users can utilize our location-on-demand feature to assign a pending work order to the closest or best-equipped mobile assets to provide the quickest response that meets the end-customer's demands.

Security Services

In February, to ensure that we would be able to provide turnkey security packages to consumers and businesses, we purchased Canadian Security Agency (2004) Inc., a private Montreal-based business established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. With this acquisition we are able to offer a complete infrastructure to monitor our tracking devices from a central point, alerting car owners, police authorities and insurance companies when car thefts occur. The addition of Canadian Security Agency has given us instant mass in the security field that we are very actively targeting, as well as increasing our credibility in the provision of security and asset management applications.

In May 2004, to further add to our security services activities, we announced the signing of a letter of intent to purchase 100% of Unique Security Inc., a private Montreal based company established in 1974 that provides security services to large institutional and corporate accounts. Following a thorough review of Unique's operations, we announced on September 28, 2004 that we could not agree on the terms and conditions related to the acquisition and, as a consequence, we declined to purchase the operations of Unique. In spite of the above, in the aftermath of 9/11 and looking at current world events, we continue to foresee strong growth ahead within the security service industry and our goal remains to quickly attain a leading position within this industry, both from internal growth and through acquisitions. We have already identified different potential acquisitions in the security sector and we are currently in discussions with a number of them to firm up their interest. We expect to announce positive developments shortly.

Products and Services

Products

Our core technology is readily applicable to the credit, asset, and security management industries. Because there is a large, readily available market for telematics applications for automotive products, management has positioned its initial product development effort toward this industry.

We are currently in the process of marketing a comprehensive offering to the automotive sector with solutions encompassing the credit, asset and security management industry.

  The Credit Manager: The Credit Manager is a unidirectional communication benefit-denial receiver that can be incorporated into any vehicle. It offers the credit grantor, using a simple web-based application, the ability to "turn on" / "turn off" leased or financed vehicles by connecting a C-Chip sensor to the starter.

  The SHADOW Series: This product has the same capabilities as the Credit Manager, but adds two-way communication as well as GPS location / tracking and other monitoring features. Additional options can include notification of excess speed, notification in case of theft, starter and fuel pump interrupt, and navigation aid - all requests are charged to users on a pay-per-use basis. This unit is very small - about half the size of a cigarette pack and is one of the lowest priced tracking devices available on the market today.

  The HAWK Series: Our basic product is a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to a wireless switch. If the transponder does not talk to the switch, the power sport vehicle will not start. To improve the security features of the HAWK, a tilt sensor and alarm can easily be added.

  The FALCON Series: This product is also a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to wireless switches. If the transponder does not talk to the switches, the car will not start. Switches can be installed to the starter, fuel pump, transmission, ignition, doors lock, or any combination thereof. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle.

Our technology is based on a platform that can be adapted to a wide number of products, including office equipment, industrial machinery and consumer electronics products.

Our products integrate wireless communications, transaction processing, software applications, the Internet and, when location and tracking is required, GPS technology to provide location, reporting, dispatch, messaging, and other management services to our customers for managing their equipment and assets remotely. We believe that our products and services provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We are targeting our products and services to businesses in the following markets:

*	Insurance
*	Car dealerships
*	Telecommunications
*	Construction
*	Facilities/waste management
*	Field service
*	Transportation (freight and passenger)
*	Courier/delivery
*	Distribution
*	Security
*	Cable/ Broadband Utilities

We believe our products and solutions offer a variety of competitive advantages, including:

*

Cost-effective: Both our products and services are cost effective. Costs of our hardware are among the lowest in the market and contrary to most other solutions providers, our service charges are based strictly on usage. Our services do not carry monthly fees. Further, we can pass on to our business users the efficiencies we gain by using the Internet and wireless networks developed by other companies and GPS technology implanted by the U.S. government. Our business users are not required to make a substantial capital investment because our services can be deployed on different wireless application protocol-enabled mobile pagers or telephones. Our software resides at our Secure Data Management Center, and our services can be accessed easily by using the Internet.

*

Services over mobile assets can be shared by unrelated users: We allow our services over one or many remote assets in which our hardware is embedded to be shared by unrelated business users. For instance, when our hardware is embedded into a vehicle, we can allow the credit grantor to have control over the asset to enforce payment schedules and at the same time, allow the insurance company control over the same asset for theft protection, location and monitoring capability and/or to simply enforce payment of insurance premiums on the asset. This process can be easily handled from our Secure Data Management Center. This ability enables co-marketing programs that, for our business users, can translate into significant cost reduction through service sharing agreements.

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

*

Ease of deployment: The deployment of our products and services is designed to be quick and easy for our business users. When deploying our products and services, users install the hardware provided and register the device with our Secure Data Management Center using the Internet. Once installed with a connection established to our Secure Data Management Center, deployment is complete. As our business users grow, by embedding our hardware into additional assets or vehicles, our services offer scalability.

*

Ease of maintenance: We host and support all services we provide. We can also implement service upgrades centrally from our Secure Data Management Center and remotely to our products in the field. Accordingly, our business users can avoid incurring technology and infrastructure maintenance expenses while benefiting from improvements to our services.

*

Scalability. Because key technology components of our solutions are designed to accommodate a practically unlimited number of users, as in the case of GPS technology, or can be extended to service additional users, as in the case of wireless networks or the Internet, we believe our services can support almost a limitless number of remote assets in the field. Our network architecture is designed to service a growing number of remote assets with increasing data transmission volumes without compromising execution or the accuracy of data transmitted.

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

*

Location and tracking based on GPS technology: Our services use GPS technology to determine the location of remote assets. Because of its proven accuracy, the large number of satellites by the U.S. government, and its ability to determine location regardless of velocity and altitude, we believe GPS technology to be more reliable than other location technologies. Further, GPS technology is based on an infrastructure already built by the U.S. government, which offers our business users significant savings for our services.

*

Efficient mapping capabilities: Current and past locations of each remote asset can easily be displayed on a map by our business users, making monitoring simple. Historical data is stored at our Secure Data Management Center and can be consulted at anytime by our business users to allow analysis of the activities of an asset over a period of time.

Services

With the acquisition of CSA we offer a full range of security services: guards, surveillance, investigation, electronic monitoring, undercover and special event security.

Markets and Customers

With the Credit Manager now ready for market and the SHADOW, the HAWK and the FALCON having completed pre-commercialization tests, management is now instituting a comprehensive sale and marketing strategy. We are now making the transition from being a company focusing almost solely on product development and testing, to an entity to be driven by sales and marketing.

Management has identified what is believed to be large markets that remain underserved but would be logical, potentially keen candidates given an appropriate product and service offering at the right price. Just for automotive products, management has identified particular market segments that have specific business needs to attend. These are:

1.

Credit Management. To permit credit grantors control over the use of vehicles. In this segment, our products and services will initially target sub-prime credit customers and soon, through Original Manufacturer Agreements, financial institutions addressing consumers at large. With consumers' debt load increasing and the quality of credit decreasing, we believe there is a sizeable market opportunity for products and services enabling credit grantors to have remote control over vehicles leased or financed to enforce payment schedule.

Customers Need	Customers Targeted
Ability to remotely deactivate the vehicle upon client missing payments.	Financial institutions, Banks
Location determination.	Leasing companies
Ability to recover assets immediately.	House financing
Improve payment compliance, reduce losses, and expand business.

2.

Asset Management. To enable location, monitoring of usage of assets, theft prevention and control over theft of usage over remote assets. In this segment, our products and services will be geared toward fleet operators, targeting different vertical markets. We believe the management of remote assets and workers is a market that remains largely untapped, but bound to become very significant as prices for products and services are lowered. Cost-effective and practical functionalities for businesses, this is what our products and services are all about.

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

As of June 30, 2004, our sales and marketing team consisted of four full-time employee and different consultants, resellers, agents and distributors. We are currently adding personnel to our sales and marketing team. We plan to market and sell our products and services through a number of sales channels, including the following:

*

Strategic sales: We intend to hire, train and support a team of sales employees whose efforts will be geared toward leveraging large and existing distribution channels such as specialized distributors, regional resellers and major national accounts.

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

Raw components for our products are readily available from wholesale and retail electronics parts suppliers such as Innovator Electronic Assembly, Arrow Electronics, Avro, Microchip, Aromat, American Zettler, Future Electronics, Digikey, and US Electronics. The housings for the units require custom molds which are contracted to third parties for production. We have an agreement in place with an ISO 9002-certified manufacturer in the Montreal region.

We carry minimal inventory of our products. We outsource the manufacture of products based upon orders we receive. For large orders, our current lead-time for delivery is about 4 to 6 weeks.

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

Warranties

All of our products are offered with a warranty. Our current policy is to offer a warranty of one year on all products sold.

Insurance

Currently, we have insurance coverage of $1,000,000 for products: $1,000,000 for general liability and coverage for our fixed assets.

Government Regulation

In addition to regulations applicable to businesses in general, our products are subject to certification by the Federal Communications Commission in the US and by the Department of Communications in Canada. Our first products, the Credit Manager, the Shadow, the Hawk and the Falcon are all in the process of obtaining such certification for the US and Canadian markets. Our other products are expected to undergo the certification process once all pre-commercialization tests are completed. Further, wireless carriers who supply us with airtime enabling our services are also subject to regulation by the Federal Communications Commission in the US and the Canadian Radio-Television and Telecommunications Commission in Canada.

Competition

In each of the market segments we intend to position our products and services, we compete primarily on the basis of functionality, ease of use, quality, price, service availability, effectiveness and financial strength. All our target markets are highly competitive. As the demand by businesses for wireless communications tools enabling the management of remote assets increases, the quality, functionality and extent of competitors' products and services is expected to progress with new competitors flooding our markets, possibly further lowering prices of products and services. In addition, we expect that the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services or offer some or all of the products and services we offer or may offer in the future, possibly at lower prices than ours. This would harm the competitive advantages that our products and services currently enjoy.

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

In the market for asset management solutions, our SHADOW competes with many different offerings. This market is highly fragmented. Among others, we currently compete with @Road, Intertrak, Global Tracking, AirIQ, Earthtrak, Datacom, Vigil, WebTech and QUALCOMM, just to name a few. Relative to our solutions, our direct competitors tend to offer extensive and high-priced solutions. Other potential competitors in the future could include other wireless Internet companies, such as Openwave Systems and Research in Motion; companies working on emergency 911 solutions, such as True Position; companies with solutions that integrate location, wireless communications and call centers, such as General Motors with the OnStar system; and companies that provide wireless, location-relevant applications, such as SignalSoft. We do not know to what extent network developers and wireless operators will seek in the future to provide solutions enabling the management of remote assets, but this is a market that is already competitive and expected to become even more competitive in the future.

In the market for security management solutions, our HAWK and SHADOW compete with various offerings. This market is also fragmented and competitive. Major competitors would include vehicle anti-theft devices marketed by Clifford, Viper and Powerlock and, for solutions enabling the tracking of stolen vehicles, Boomerang and LoJack. We believe our product currently has a material price and functional advantage.

If we are unable to compete successfully in any of the sectors where our products and services are positioned, competitive pressures will harm our business, and increase our sales cycles, which will result in lower revenues than currently anticipated.

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

The basic system elements of our technology include a sensor embedded in target devices. This includes a radio frequency receiver and microprocessor, web-based applications and database management. Other required components include access to wireless networks and Internet access. The processor is addressable through a unique electronic serial number that corresponds to the individual sensor. The processor accepts an input signal and compares it to a number of criteria to determine if the current operating condition should be maintained or modified. Additional components to the basic unit include GPS technology for location/tracking and a host of additional monitoring features.

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

*

One-way messaging services: At present, our Credit Manager offers unidirectional communication (receive-only). Unidirectional transmission provides the desired functionality for most Credit Management applications; particularly those related to the protection of low to mid-range valued assets. One-way communication enables reduced product cost and transmission expense. However, it is limited by the fact that receipt of the instruction is not decidedly apparent. Our current wireless carriers are Rogers AT&T in Canada and Skytel in the United States.

*

Two-way messaging services: We use a two-way communications network when GPS technology is required for locating and tracking assets. Two-way messaging services offer reduced costs for both the hardware and service charges. These networks offer adequate coverage in populated areas. Carriers used by us include PageNet in Canada with roaming service in the US offered by Arch Wireless, and Metrocall in the United States with roaming service in Canada offered by Bell Mobility.

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

*

Mapping and GPS technology: Mapping software and GPS technology is now widely available at low costs. Mapping enables our users to view on a map, precisely where their assets are located. This has the effect of facilitating a whole range of location-based services.

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

*

Access and Internet technology. The delivery of our services is complex in part because it involves the continuous collection, storage and processing of data from a potentially large number of remote assets in the field as well as processing requests from users accessing our Secure Data Management Center. To manage the throughput of customer information and to deliver our services to our customers, we use secure Internet connections between our Secure Data Management Center and users accessing our services as well as the wireless networks transmitting customer information. We plan to further enhance access to customer data and our services by further developing our access alternatives.

*

Information technology. We have an information technology organization dedicated to maintaining and enhancing our Secure Data Management Center. By managing our services at our Secure Data Management Center, we relieve our customers of the development and operations burden of managing services resulting from the integration of location technologies, wireless communications protocols, Internet and access technologies and software applications. Our Secure Data Management Center is located in Montreal, Canada. From our Secure Data Management Center, we maintain variable-speed capacity connections to the Internet and dedicated connections to the wireless networks we use. In the event of a power failure, our systems are powered by a backup power supply.

Employees

As of June 30, 2004, we had eighty-five (85) employees, all in Montreal: 17 in our C-Chip Technology segment and 68 in CSA. Our employees are not unionized. We believe that relationships with our employees are good.

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

  Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at June 30, 2004. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits on commencement of commercial operations.

  Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations. As a result, you may lose your investment. We have never been profitable. At June 30, 2004 we had working capital of $1,567,255. Included in current liabilities are amounts due to related parties of $230,726 that carry no interest or fixed terms of repayment. In the latest fiscal year ended June 30, 2004, we raised gross proceeds of $3,054,973 from the issuance of our common shares and $339,618 from the exercise of our stock options. Our cash on hand together with relatively low revenues may not sustain our operations for the next year. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.

  We have experienced a history of losses and expect to incur future losses. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business. We have recorded only limited revenue from operations to date and we have incurred a cumulative loss of $6,317,409 through June 30, 2004. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated administrative costs and $602,606 from discontinued operations. We expect to incur significant operating losses and negative cash flows over the next several months due to the costs of expanded research and development and marketing of our products and services. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. We are a development stage company focused on product development and security services. We have generated only $1,040,898 of revenue from sales to June 30, 2004. Consequently, we have raised money from investors to fund our operations. If we can't fund our operations through product sales and investments by third parties, we will have to cease operations.

  Because we depend on a limited number of third parties to manufacture and supply critical components for our products and services, if the third party manufacturer should cease operations or refuse to sell components to us, we may have to suspend or cease operations. As a result, you may lose your investment. If our suppliers do not execute their obligations, or if they stop manufacturing and supplying components critical for our products and services, we may be not be capable of finding other suppliers or operate our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively. As a result, you could lose your investment.

  If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers that will result in a loss of income and eventually a termination of our operations. As a result you could lose your investment. Our future success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future services will adequately satisfy customer demands. If we cannot meet our customers' demands, we will not generate revenues and may have to cease or suspend operations. As a result, you could lose your investment.

  Our products are in the development stage, and may not be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, and we will have to cease operations. Most of our products are in the development state. Although we are selling Credit Manager and have current data which indicates the promise of the concept and market demand, we can offer you no assurance that the technologies will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate sufficient revenues from our operations, and we will have to reduce, suspend or cease operations and you will lose your entire investment.

  We may be exposed to liability claims if products based on our technologies are marketed and sold. We have liability insurance coverage in the amount of $1,000,000, however if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations. If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. If a judgment is rendered against us for any amount of money over our coverage of $1,000,000, we may have to cease operations.

  Because we do not have any patents, we rely on trade secrets, confidentiality agreements and contractual agreements that may not be adequate to protect our proprietary interests. If our proprietary interests are divulged to the public, we may lose our competitive edge and have to cease operations. We have not obtained patents for our products. There is no assurance that third party competitors will not obtain access of our technical information and exploit it for their own benefit. In order to protect our propriety rights, we will have to obtain patents or file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that the parties enjoined would comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future.

  Our trademarks may not give us adequate protection. As a result, third parties may appropriate our trademarks that may reduce our competitive edge and cause our revenues to decrease. We have applied for trademarks. There is no assurance, however, that third parties may not infringe on our trademarks. In order to protect our trademark rights, we may have to file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that those infringing on our trademarks will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our trademarks, in which case those infringing on our trademarks could continue to do so in the future.

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

  We depend on GPS technology owned and controlled by others, if access to the technology is terminated or withheld from us, we may have to suspend or cease operations. Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of satellites. If the foregoing events occur, we may have to suspend or cease operations.

  We depend on wireless networks owned and controlled by others, and if access to the technology is terminated or withheld from us, we may have to suspend or cease operations. Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.

  Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. We have suppliers that are located outside Canada and the U.S. Our functional currency is the Canadian dollars and we report our results in U.S. dollars. Fluctuations in the value of the Canadian and U.S. dollars are difficult to predict and can cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.

  Because a limited number of our stockholders collectively continue to own a majority of our stock, they may act, or prevent certain types of corporate actions, to the detriment of other stockholders. Our directors, officers and greater than fivepercent of stockholders own a significant amount of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.

  Because the market for our common stock is limited, you may not be able to resell your shares of common stock. There is currently only a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CCHI." As a result, you may not be able to resell your securities in open market transactions.

  Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted. Our common stock is now and may continue to be in the future subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

ITEM 2.     DESCRIPTION OF PROPERTIES

We currently lease approximately 4,122 square feet for administration and product development. Our main office is located at 4710 St-Ambroise, Suite 224A, Montreal, Quebec, Canada. The base rent for the current premises is approximately $5,449 CDN inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on November 30, 2005.

The main office of our wholly owned subsidiary, Canadian Security Agency (2004) Inc., is located at 4480 Cote de Liesse, Suite 306, Montreal, Quebec, Canada. They currently lease approximately 3,000 square feet for administration. The base rent for the current premises is approximately $3,789 CDN inclusive of taxes per month and the lease is currently renewed on a monthly basis. Our intent is to move the office of Canadian Security Agency (2004) Inc. to 4710 St-Ambroise, Montreal, Quebec, Canada.

Management believes that additional office space will be required, and readily available, as our business grows.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any legal proceeding, nor are any of our officers, directors or affiliates in a party adverse to us in any legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the year ended June 30, 2004.

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

	High	Low
Fiscal 2003
Quarter ended
September 30, 2002	0.10	0.06
December 31, 2002	0.20	0.05
March 31, 2003	0.75	0.21
June 30, 2003	0.50	0.17

Fiscal 2004
Quarter ended
September 30, 2003	0.87	0.17
December 31, 2003	0.94	0.50
March 31, 2004	0.87	0.63
June 30, 2004	1.04	0.77

As of June 30, 2004 there were approximately 60 holders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

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

Issuance and Cancellation of Common Shares

During the year ended June 30, 2004, the Company:

(a)	issued 788,206 restricted common shares for services valued at $261,534 being 50% of the market price of the Company's stock as at the date the services were contracted.

(b)	issued 1,591,418 common shares for total proceeds of $339,618 from the exercise of stock options.

(c)

issued 3,873,637 common shares at $0.55 per share for total cash proceeds of $1,630,000, before offering costs of $82,319, and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common share purchase warrants expire in two years and have an exercise price of $1.00 per share. The Company's promissory note of $500,000 was redeemed for 909,091 units as part of this issue.

(d)

issued 2,538,462 common shares for total cash proceeds of $1,650,000, before offering costs of $143,209, under a private placement of units consisting of one common share and one common share purchase warrant exercisable for a period of two years at an exercise price of $1.10 per share.

(e)	issued 1,600,000 common shares for the acquisition of Canadian Security Agency (2004) Inc.

(f)

converted a Debenture Payable, including accrued interest, into 3,910,120 restricted common shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have two equity compensation plans: our 2003 Nonqualified Stock Option Plan and our 2004 Nonqualified Stock Option Plan (the "Plans"). The Plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plans include 10,000,000 shares. As of June 30, 2004, options to purchase 4,678,918 shares had been granted of which 1,661,418 options had been exercised, 275,000 had been forfeited and 2,742,500 are outstanding. Under the Plans, we have 5,321,082 options available for issuance as at June 30, 2004.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected
Plan category	(a)	(b)	in column (a)) (c)

Equity compensation plans
approved by security holders	0	0	0

Equity compensation plans not
approved by securities holders	2,742,500	$0.31	5,321,082

Total	2,742,500	$0.31	5,321,082

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

We have targeted our initial products and services to the large automotive sector, but our basic technology has applications to a variety of assets which span several business sectors including industrial equipment, office equipment and consumer electronic products. Allstate, an insurance company who offers a discount of up to 25% on the insurance premium charged to any policyholder who has installed approved security solutions on their vehicle, now recognizes our anti-theft solutions. In the power sport vehicle market, Jevco, another insurance company, offers discounts to policyholders who install one of our solutions. We believe this initial recognition by these insurance companies will enhance the attractiveness of our product offerings in the marketplace, and we will continue to pursue other such recognitions within the insurance industry.

In January 2003, we began the development of wireless telemetry devices offering, through a Web-based application, the ability to remotely access, control and manage consumer electronic products, including plasma screens, TVs and other home appliances. Now tentatively branded as the MPP and the MP2, our devices will enable credit grantors to use the Internet to access, monitor and control the use of consumer electronic products that they leased or financed to consumers. The MP2, in addition to the above features, also offers security elements such as motion detection to alert a central monitoring center in case of theft, or unauthorized movement. Both the MPP and the MP2 are currently being tested and we expect their commercial introduction to the Rent-to-Own marketplace later in 2005. Within this market segment, our aim is to directly target approximately 30 retail companies and actual sales results are expected from this new product offering by mid-2005.

In early March, at the request of a potentially large North American distributor, we initiated the development of a solution to monitor and secure stand-alone assets with no power source. The first commercial application for this innovative product is for a Canadian company that is expected to use our device to monitor the movement and protect dumpsters used by the construction industry, garbage collection companies and other applications. Currently branded as the SPP, whenever our device is attached to an asset that is being moved by any party, a signal is sent in real time to our security center indicating its path, speed, direction and location within a few feet so that the authorized party can take necessary action, or know with precision the whereabouts of the asset to determine the efficiency of its movements. Our SPP is being field-tested and as soon as we become satisfied with the product, we expect to bring it to the market.

In March, we also launched our e-store, www.cchipstore.com, a virtual gateway for our agents, resellers and distributors offering credit, security and asset management solutions. Our e-store is now accessible 24/7 for all to visit. Agents, resellers and distributors have access to a restricted area for online volume buying and the public area allows consumers to order our products and services directly. Our e-store is a fully secure transactional website developed to give our resellers and distributors added value.

In our latest fiscal year ended June 30, 2004, we accomplished significant milestones relative to product development and testing, financing, sales and marketing. Yet, although we also began to record revenue from the selling of our products and services, our actual revenue were well below our expectations. A number of factors have limited our effectiveness in selling our products and services in the latest quarter, including:

1.

Pay Technologies LLC ("PayTeck"), one of our US distributors for our Credit Manager branded under a white label agreement as the WebTeck Account Manager, has generated very limited revenue for our Company. As PayTeck is actually in a conflict of interest being both a distributor of our credit management solutions and also a manufacturer of its own credit management solution, we have come to the conclusion that PayTeck could not properly represent our products, or the best interest of our Company within the Buy-Here Pay-Here (BHPH) business market segment. Although our Company still entertains a business relationship with PayTeck, we expect minimal revenue from this business conduit in the future.

As a consequence to the above, we implemented alternative distribution measures for our different products and services in the second part of latest fiscal year. These measures could not immediately impact on our sales, but are expected to have a lasting positive contribution in a not too distant future. We have concluded approximately 15 different non-exclusive agreements with automotive distributors and resellers in the US to cover all states and territories and, in Canada, we now have 2 non-exclusive agreements in place and more will be added shortly. Although our distributors and resellers do not present all the same potential, some offer a very significant upside.

2.

On a number of occasions in the last fiscal year we were unfortunately not in a position to deliver on what could have been for us significant product orders due a lack of readily available inventory. Lead-time on the purchase of product components, but more importantly our financial condition did not allow us to stock sufficient product or components and caused us to lose potential orders that would have increased our revenue.

This situation has now largely been corrected with the equity financings that we were able to conclude in course of our latest fiscal year. In total, we have raised over $3.0 million from the issuance of our common stock and an additional $339,618 from the exercise of options. With such capital available to us, and although further capital will be needed, we believe our Company is in a better position to stock products and components in sufficient quantities to reduce the loss of business opportunities.

3.

Although our policy is to offer our customers off-the-shelf solutions, some applications do require customization. In the last fiscal year, we often encountered potential end-users or distributors who required customization to our off-the-shelf solutions. While this requirement for customization has brought delay in our ability to generate actual revenue, we believe the end result will be positive for the company as in the process we have widened our offering of products and services and, at the same time, improved their ease-of-use and the benefits they offer to customers.

We have completed extensive field tests for the SHADOW, a device offering wireless vehicle control, monitoring and tracking features. We have concluded a sales and distribution agreement with Paging Network of Canada Inc. (PageNet) for the marketing and selling of our SHADOW. PageNet is Canada's largest paging-only and wireless messaging company with approximately 250,000 customers. Initial marketing analysis conducted by PageNet, indicated a customer interest worth pursuing.

We have recently entered into a sales and distribution agreement with Northland Auto Enterprises whose distribution network includes about 200,000 new and used car dealers across the United States. The agreement involves the nationwide distribution of our complete line of products offering credit and security management solutions for the automotive industry. Under the agreement, Northland will market our products under their private label and has committed to minimum purchase to our Company worth approximately $10 million over a 6-month period. At this time, while we do not anticipate that Northland's minimum purchase commitment to our Company will materialize in the forecasted period, we nevertheless remain confident that Northland will generate significant revenues for our Company and we have recently launched a major marketing campaign to support their efforts to bring our products to mass automotive retailers and car dealers. We expect that these added efforts will bring results shortly to our Company.

In July, we announced our intent to form an alliance with Nexus3 for the distribution of our security products to the Power Sports vehicle (PS) market (motorcycles, ATVs, PWCs and snowmobiles). So far, Nexus3 has been actively putting in place a business plan to aggressively sell our products to the PS market under their own private label. Nexus3 presently has a list of 1200 pre-qualified dealers in Canada and 4000 in the US. It is our intent to enter into a progressive distribution agreement that would ultimately permit Nexus3 to become the exclusive C-Chip Power Sports Vehicle product line distributor, the covenants of which will be negotiated as a result of the working experience.

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

Revenue Recognition

As of June 30, 2004, our Company was still in the development stage and had generated limited commercial sales of products. We developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. We recorded these cost recoveries when paid as a credit to the respective expense in the statement of operations. We record commercial product sales when they are shipped as part of a sales agreement, usually by customer purchase order. Certain product sales will contain a small charge for after sales service for up to one year; such amounts will be deferred and recognized as revenue when earned. Our products carry a one-year replacement warranty and at this time there is insufficient warranty experience on which to establish a warranty reserve during our development stage.

We began recording sales of security services with the acquisition of CSA. Our clients are provided ongoing personnel and products based upon service agreements with revenue recognized as services are performed.

Our Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Amortization of Equipment and Property

Our Company's property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

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

Stock-Based Compensation

Our Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Contingent Consideration

In connection with our Company's acquisition of CSA, if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of our Company's common stock now held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition
In accordance with SFASNo.141, Business Combinations ("SFAS141"), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. Our Company records the additional consideration issued or issuable in connection with the acquisition when a specified internal performance goal is met. For additional consideration paid in stock, our Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill
 In accordance with EITF No.95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination ("EITF 95-8") and FIN44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Amount Allocated to Deferred Compensation
 Additional consideration related to options and restricted stock that remain unvested when the contingency is satisfied is recorded as deferred compensation expense under EITF 95-8 and FIN44, as such consideration will only be earned to the extent that the holder of such options or restricted stock continues to be employed by our Company and meets the vesting requirements. The amount recorded as deferred compensation is based upon the intrinsic value of the restricted stock and unvested options at the date at which the contingency is satisfied. Our Company amortizes such deferred compensation over the remaining vesting period of the underlying restricted stock and unvested options. In the event that a holder does not fully vest in the restricted stock or unvested options, the unamortized portion of deferred compensation is eliminated.

Income Tax

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company has incurred net operating losses of $1,200,000 which expire starting in 2015. Pursuant to SFAS 109 our Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on our Company's results of operations or financial position.

Results of Operations

Our revenue for the year ended June 30 2004 was $1,040,898 compared to none in 2003. We sold C-Chip technology products to a limited number of clients for revenue of $210,222. Service revenues from CSA, from February 17, 2004 to June 30, 2004 were $830,676. Gross margin was $379,059. Our net loss was $4,590,561 (2003 - $1,134,326). We remain a development stage company with a prime focus on commercializing technology acquired in 2003 on a consistent and ongoing basis.

Operating expenses of $3,522,643 were incurred in 2004 (2003 -$979,542). Selling, General and Administration expenses increased $1,122,726 reflecting the establishment of a permanent organization and the acquisition of CSA. Other significant increases are attributable to Research and Development ($340,512), Impairment of Goodwill ($278,852), Salaries and benefits ($485,071) and Stock based compensation ($836,984). The conversion of a debenture payable to common shares incurred a non-cash expense of $1,418,451. Due to the nature of our emerging business none of the 2004 results are indicative of future results.

Financial Condition, Liquidity and Capital Resources

Since our acquisition of all of the assets related to the C-Chip technology, on January 7, 2003, our Company has been engaged in the development and the marketing of wireless solutions that offer complete remote access, control and the management over targeted equipment and services. In February 2004 we acquired the security services business, Canadian Security Agency (2004) Inc. The CSA acquisition was financed through the issuance of 1,600,000 common shares.

As of June 30, 2004 we had working capital of $1,567,264, which included a $417,889 note receivable from a related party, the vendor of CSA in connection with the acquisition, compared to a deficiency of $828,127 at June 30, 2003. Of the amounts owed by us, a total of $230,726 was due to related parties. As of June 30, 2004 our current liabilities were $850,283, compared to $848,408 at June 30, 2003.

Net cash used for operations was $1,813,789 (2003 - $195,573). Capital assets of $28,429 were acquired during the year (2003 - $nil). Operations and capital additions were funded primarily through issuance of 5,503,008 common shares for net cash proceeds of $3,054,973. Additional cash was raised through the exercise of 1,591,418 stock options for $339,618.

In August 2003 a Convertible Debenture of $2,000,000 was converted into 3,910,120 of our common shares pursuant to an Asset Purchase Agreement.

A Promissory Note of $500,000 was converted to 909,091 common shares as part of a private placement of 3,873,637 common shares at $0.55 per share.

As of June 30, 2004, our Company's total assets were $3,053,936. This compares with our Company's assets of $689,781 at June 30, 2003. The increase in our total assets was primarily attributable to sale of common shares.

Common share stock options outstanding are 2,742,500 at a weighted average remaining life of 4.26 years and a weighted average exercise price of $0.31 per share.

Common share purchase warrants issued with the private placements of common shares during the year, and outstanding at June 30, 2004 are as follows:

i)     3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.
ii)     2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2004

Independent Auditors' Report

To the Stockholders
of C-Chip Technologies Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of C-Chip Technologies Corporation (A Development Stage Company) as of June 30, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity for the period from June 26, 2000 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of C-Chip Technologies Corporation (A Development Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the period from June 26, 2000 (Date of Inception) to June 30, 2004, and the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses since inception. The Company's working capital and cash flows generated from product and ervice revenues may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"
CHARTERED ACCOUNTANTS
Vancouver, Canada
October 4, 2004

C-Chip Technologies Corporation
(A Development Stage Company
Consolidated Balance Sheets
(expressed in U.S. dollars)
	June 30,	June 30,
	2004	2003
	$	$
ASSETS
Current Assets
Cash	1,561,020	8,505
Accounts receivable, net of allowance for doubtful accounts of $5,805	237,384	-
Inventory	155,680	-
Note receivable from a related party (Note 8(c))	417,899
Other current assets	45,554	11,776

Total Current Assets	2,417,537	20,281
Property and Equipment (Note 6)	82,274	59,855
Goodwill (Note 5(a))	107,000	-
Other Intangible Assets (Notes 4 and 7)	447,125	609,645
Total Assets	3,053,936	689,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank loan (Note 12(c))	221,490	-
Accounts payable	165,362	73,342
Accrued liabilities (Note 3)	232,705	41,500
Due to related parties (Note 8(b))	230,726	233,566
Promissory Note (Notes 4 and 9(c))	-	500,000

Total Current Liabilities	850,283	848,408

Debenture Payable (Notes 4 and 9(d))	-	922,700

Total Liabilities	850,283	1,771,108

Contingencies and Commitments (Notes 1 and 12)
Subsequent Event (Note 16)
Stockholders' Equity (Deficit)

Common Stock, 100,000,000 shares authorized with a par value of $0.00001;
39,595,803 and 25,293,960 issued and outstanding, respectively	396	253

Additional Paid-in Capital	8,536,780	645,268

Deferred Compensation	(25,974)	-

Accumulated Other Comprehensive Income	9,860	-

Deficit Accumulated During the Development Stage	(6,317,409)	(1,726,848)

Total Stockholders' Equity (Deficit)	2,203,653	(1,081,327)

Total Liabilities and Stockholders' Equity	3,053,936	689,781

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	Accumulated from
	June 26, 2000
	(Date of Inception)	For the Years Ended
	to June 30,	June 30,
	2004	2004	2003
	$	$	$
Revenue
Net product revenue	210,222	210,222	-
Net service revenue	830,676	830,676	-
Total Revenue	1,040,898	1,040,898
Cost of Revenue
Product	102,487	102,487	-
Service	559,352	559,352	-
Total Cost of Revenue	661,839	661,839
Gross Margin	379,059	379,059	-
Operating Expenses
Depreciation and amortization	225,956	177,456	48,500
Selling, general and administrative	1,502,096	1,312,411	189,685
Acquired in-process research and development	650,000	-	650,000
Impairment of goodwill	278,852	278,852	-
Research and development	362,656	351,584	11,072
Salaries and benefits	606,841	545,956	60,885
Stock based compensation	875,784	856,384	19,400
Total Operating Expenses	4,502,185	3,522,643	979,542
Loss from Operations	(4,123,126)	(3,143,584)	(979,542)
Other Income and Expense
Interest expense	36,901	11,901	-
Debenture accretion	136,325	16,625	119,700
Discount on conversion of debt	1,418,451	1,418,451	-
Net Loss before discontinued operations	(5,714,803)	(4,590,561)	(1,124,242)

Loss from discontinued operations (Note 14)	(602,606)	-	(10,084)
Net Loss	(6,317,409)	(4,590,561)	(1,134,326)
Comprehensive Loss (Note 11)	(6,307,549)	(4,580,701)	(1,134,326)

Net Loss Per Share - Basic and Diluted		(0.14)	(0.02)

Weighted Average Shares Outstanding		33,450,000	74,937,000

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
	Accumulated from
	June 30, 2000	For the Years
	(Date of Inception) to	Ended June 30,
	June 30, 2004	2004	2003
	$	$	$

Cash Flows From (To) Operating Activities
Net loss	(6,317,409)	(4,590,561)	(1,134,326)
Adjustments to reconcile net loss to cash
Acquired in-process research and development	650,000	-	650,000
Stock based compensation	572,784	553,384	19,400
Contingent consideration paid in shares	303,000	303,000	-
Expenses settled with shares	761,507	261,534	-
Discount on conversion of debt	1,418,451	1,418,451	-
Depreciation and amortization	225,956	177,456	48,500
Accretion of debenture	136,325	16,625	119,700
Goodwill impairment loss	278,852	278,852	-
Mineral properties written off	27	-	27
Changes in operating assets and liabilities
(Increase) in accounts receivable	(82,816)	(82,816)	-
(Increase) in inventory	(142,340)	(142,340)	-
(Increase) in other assets	(44,884)	(33,108)	(11,776)
Increase in accounts payable and accrued liabilities	140,577	25,734	112,902
Net Cash Used In Operating Activities	(2,099,970)	(1,813,789)	(195,573)
Cash Flows From (To) Investing Activities		-	-
Purchase of property and equipment	(28,429)	(28,429)	-
Payment received on note receivable	55,372	55,372	-
Purchase of C-Chip Technology	(40,000)	-	(40,000)
Net Cash Used in Investing Activities	(13,057)	26,943	(40,000)
Cash Flows From Financing Activities
Borrowing on bank credit line	(62,250)	(62,250)	-
Related party advances	230,726	(2,840)	232,548
Proceeds from issuance of common shares	3,156,093	3,054,973	-
Proceeds from exercise of stock options	339,618	339,618	-
Net Cash Provided By Financing Activities	3,664,187	3,329,501	232,548
Effect of Exchange Rate Changes on cash	9,860	9,860	-
Net Increase (Decrease) in Cash	1,561,020	1,552,515	(3,025)
Cash - Beginning of Year	-	8,505	11,530
Cash - End of Year	1,561,020	1,561,020	8,505

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(expressed in U.S. dollars)
	Accumulated from
	June 20, 2000	For the Years
	(Date of Inception) to	Ended June 30,
	June 30, 2004	2004	2003
	$	$	$
Non-Cash Financing and Investing Activities
Issuance of common shares for payment of expenses	761,374	261,534	-
Issuance of common shares for payment of mining claims	27	-	-
Issuance of common shares for payment of advances	133	-	-
Acquisition of assets relating to the C-Chip
Technology for:
Issuance of common stock		-	25,000
Issuance of promissory note		-	500,000
Issuance of debenture		-	803,000
Acquisition of property and equipment	67,725	-	67,725
Acquisition of intangible assets	650,275	-	650,275
Issuance of common shares for acquisition of assets	25,000	-	25,000
Issuance of common shares for acquisition of Canadian	468,000	468,000	-
Security Agency (2004) Inc.
Issuance of common shares for settlement of
promissory note	500,000	500,000	-
Issuance of common shares for convertible debenture	966,722	966,722	-
Supplemental Disclosures
Interest paid	11,901	11,901	-
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) Accumulated from
June 26, 2000 (Date of Inception) to June 30, 2004
(Expressed in U.S. Dollars)
						Deficit
					Accumulated	Accumulated	Total
			Additional		Other	During the	Stockholders=
	Common Shares		Paid-In	Deferred	Comprehensive	Development	Equity
	# of	Amount	Capital	Compensation	Income	Stage	(Deficit)
	Shares	$	$	$	$	$	$
Balance - June 26, 2000
(Date of Inception)	-	-	-	-	-	-	-
Common stock issued for
services and payment of
advances	100,000,000	1,000	499,000	-	-	-	500,000
Net loss for the period	-	-	-	-	-	(498,923)	(498,923)
Balance, June 30, 2000	100,000,000	1,000	499,000	-	-	(498,923)	1,077
Common stock issued for cash	20,223,960	202	100,918	-	-	-	101,120
Net loss for the year	-	-	-	-	-	(56,052)	(56,052)
Balance, June 30, 2001	120,223,960	1,202	599,918	-	-	(554,975)	46,145
Net loss for the year	-	-	-	-	-	(37,547)	(37,547)
Balance, June 30, 2002	120,223,960	1,202	599,918	-	-	(592,522)	8,598
Common stock cancelled	(100,000,000)	(1,000)	1,000	-	-	-	-
Common stock issued for
purchase of assets	5,000,000	50	24,950	-	-	-	25,000
Common stock issued for cash
pursuant to a stock option	70,000	1	-	-	-	-	1
Non-employee stock based
compensation	-	-	19,400	-	-	-	19,400
Net loss for the year	-	-	-	-	-	(1,134,326)	(1,134,326)
Balance, June 30, 2003	25,293,960	253	645,268	-	-	(1,726,848)	(1,081,327)
Common stock issued for
services	788,206	8	261,526	-	-	-	261,534
Common stock issued for cash	5,503,008	55	3,054,917	-	-	-	3,054,972
Common stock issued for
promissory note	909,091	9	499,991	-	-	-	500,000
Common stock issued for
debenture	3,910,120	39	966,683	-	-	-	966,722
Discount on debenture	-	-	1,418,451	-	-		1,418,451
Common stock issued for
purchase of business	1,600,000	16	467,984	-	-	-	468,000
Common stock issued for cash
pursuant to a stock option	1,591,418	16	339,602	-	-	-	339,618
Stock based compensation	-	-	882,358	(25,974)	-	-	856,384
Translation adjustment	-	-	-	-	9,860	-	9,860
Net loss for the year	-	-	-	-	-	(4,590,561)	(4,590,561)
Balance, June 30, 2004	39,595,803	396	8,536,780	(25,974)	9,860	(6,317,409)	2,203,653

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Nature of Operations and Continuance of Business

  The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

  On January 7, 2003 the Company acquired assets and intellectual property and changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation. On February 17, 2004, the Company expanded the scope of its business by acquiring Canadian Security Agency (2004) Inc., ("CSA" or "subsidiary") a company providing guard and security services in Montreal, Canada. See Notes 4 and 5 for these acquisitions.

  The Company's shares trade on the OTC Bulletin Board under the symbol CCHI.

  Initial product sales have commenced however the Company continues to make significant engineering improvements and remains in the development stage. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to commercialize its development of products and patents on a consistent and ongoing basis, attaining profitable business operations, and/or raising additional equity financing.

  The Company has experienced significant operating losses since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has funded itself through issuance of shares or by loans from shareholders and/or directors. During the next twelve months the Company plans to fund its operations through cash on hand, the sale of security services, the sale of products and through cost re-imbursements. If profitable operations are not achieved, additional financing will be required to pursue the Company's business plan. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

  Summary of Significant Accounting Policies

  a)     Fiscal Year
  The Company's fiscal year-end is June 30.

  b)     Basis of Accounting
  These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

  c)     Principles of Consolidation
  These consolidated financial statements include the accounts of Canadian Security Agency (2004) Inc., a wholly-owned subsidiary incorporated in Quebec, Canada, from the date of acquisition of February 17, 2004. All inter-company accounts and transactions have been eliminated.

  d)     Cash and Cash Equivalents
  The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

  e)     Advertising
  The Company charges to operations the cost of advertising as incurred which was $58,900 for the year ended June 30, 2004 (2003 - $Nil).

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  f)     Long-Lived Assets

  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

  Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

  g)     Foreign Currency Transactions/Balances

  The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

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

  i)     Recent Accounting Pronouncements

  In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  i)     Recent Accounting Pronouncements (continued)

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

  j)     Financial Instruments

  Financial instruments include cash, bank loans, accounts receivable, note receivable, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  l)     Stock-Based Compensation (continued)

  On June 15, 2004 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2004 Nonqualified Stock Option Plan. The determination of those eligible to receive options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of this plan.

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

  The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	June 30,
	2004	2003
Risk - free interest rate	2.25%	2.27%
Expected volatility	185%	197%
Expected life of stock options (in years)	1.0	1.0
Assumed dividends	None	None

  The following table illustrates the effect on net income and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year Ended
	June 30,
	2004	2003
	$	$
Net loss - as reported	(4,590,561)	(1,134,326)
Add: Stock-based compensation expense included in net loss - as reported	856,384	19,400
Deduct: Stock-based compensation expense determined under fair value method	(1,520,398)	(101,729)
Net loss - pro forma	(5,254,575)	(1,216,655)
Net loss per share - as reported	(0.14)	(0.02)
Net loss per share - pro forma	(0.16)	(0.02)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  m)     Revenue Recognition

  The Company's C-Chip technology is still in the development stage and has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. The Company recorded these cost recoveries when paid as a credit to the respective expense in the statement of operations. Commercial product sales are recorded when shipped as part of a sales agreement, usually by customer purchase order. Certain product sales contain a small charge for after sales service for up to one year; such amounts are deferred and recognized as revenue when earned. Products carry a one-year replacement warranty and there is insufficient warranty experience on which to establish a warranty reserve during the development stage.

  Sales of security services commenced on the acquisition of Canadian Security Agency (2004) Inc. during fiscal 2004. Clients are provided ongoing personnel and products based upon service agreements with revenue recognized as services are performed.

  The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  o)     Inventory
  Inventory consists of finished products available for sale to customers and components. Inventory is valued at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis.

  p)     Purchased Intangible Assets
  An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Amortization is calculated using the straight-line method over four years commencing in the first quarterly period following acquisition. Acquired in-process research and development is charged to operations on acquisition.

  q)     Acquired Goodwill
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

  r)     Contingent Consideration
  In connection with the Company's acquisition of Canadian Security Agency (2004) Inc., if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's common stock now held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

  r)     Contingent Consideration (continued)

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

  s)     Income Tax

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  t)     Shipping and Handling Costs

  The Company's shipping and handling costs are included in cost of sales.

  u)     Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

  Balance Sheet Details

  Accrued Liabilities

  The components of accrued liabilities were as follows:

	June 30,	June 30,
	2004	2003
	$	$
Vacation accrual	76,165	-
Accrued debenture interest	-	25,000
Accrued professional fees	-	16,500
Payroll accruals	92,435	-
Sales taxes payable	60,674	-
Other accruals	3,431	-
Total accrued liabilities	232,705	41,500

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Acquisition of Assets

  On January 7, 2003 the Company purchased all assets and intellectual property relating to C-Chip Technology and share restructuring related thereto. The C-Chip Technology acquired is a new patent-pending wireless communications set of tools that offers complete remote control and access over targeted equipment and services. It allows selective enabling, disabling and other commands from/to anywhere in the world. The Company's initial marketing effort is focused on North America, with services expanding later to Europe and Asia. A valuation analysis was applied to determine the purchase price and its allocation in compliance with SFAS 141. The consideration paid was 5,000,000 restricted shares of common stock, having a fair value of $25,000, a non-interest bearing promissory note in the amount of $500,000 due January 31, 2003, and a convertible debenture in the amount of $2,000,000 having a fair value of $803,000. The convertible debenture matures on January 15, 2008, carrying a coupon of 2.5% payable at the option of the holder in restricted shares of common stock. On July 25, 2003, the debenture, together with accrued interest to July 25, 2003, was converted into 3,910,120 restricted common stock at a 15% discount from market, using the face value of $2,000,000. As part of the asset purchase agreement the Company also paid the vendor $40,000 for-C-Chip development expenses incurred during the acquisition period bringing the total purchase price to $1,368,000. The payment of the promissory note was extended until September 2003 at which time it was applied to acquire 909,090 units of the private placement.

  The purchase price was allocated to the following asset categories:

$

Property and equipment	67,725
Patents and trademarks	75,990
In-process research and development	650,000
C-Chip Technology	574,285
1,368,000

  The in-process research and development was charged to operations on acquisition. The remaining intangible assets, patents and trademarks and C-Chip Technology, are being amortized over four years and are evaluated annually to determine their continuing value.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Acquisition of Canadian Security Agency (2004) Inc.

  a)     Consideration Paid

  On February 17, 2004 the Company acquired all the issued and outstanding shares of Canadian Security Agency (2004) Inc. ("CSA") in exchange for 1,600,000 restricted common shares of the Company. CSA is in the business of providing guard and security services in Montreal, Canada. Pursuant to the terms of the acquisition agreement, 600,000 shares were released on closing and 1,000,000 shares were held in escrow as contingent consideration related to revenue targets and repayment of a note receivable. The note receivable, originally in the amount of $473,271, is due from the seller on or before February 17, 2005. The released shares were recorded at their fair value of $468,000. The Company used the purchase method of accounting for the CSA acquisition as at February 17, 2004.

  Allocation of Purchase Price:

Note receivable	$473,271
Accounts receivable	149,328
Advances from the Company	(203,897)
Property and equipment	8,347
Bank indebtedness	(93,567)
Accounts payable	(74,488)
Accrued liabilities	(176,846)
Goodwill	385,852
Total Consideration	$468,000

  The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with the CSA acquisition in June 2004 as required under SFAS No. 142. In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as that which is utilized to estimate the amount of goodwill recognized in a business combination.

  The Company estimated the fair value of its CSA reporting unit primarily using the discounted cash flow method. The discounted cash flows for CSA were based on discrete five year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company's Board of Directors.

  Upon completion of the June 2004 annual impairment assessment, the Company determined the carrying value of the CSA reporting unit exceeded its estimated fair value. As a result, the Company charged operations with a goodwill impairment loss of $278,852.

  The primary factors resulting in the impairment charge were: (i) the loss of some customers due to consolidation in the industry and new ownership of CSA which affected both the Company's operations at that time and its expectations with respect to future revenue, (ii) lower revenue growth projections based on performance to date.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Acquisition of Canadian Security Agency (2004) Inc. (continued)

  b)     Accounting for Contingent Consideration

  In connection with its acquisition of Canadian Security Agency (2004) Ltd., the Company reserved additional shares of its common stock for issuance to a former shareholder of the acquired company upon satisfaction of certain future internal performance goals.

  The following table presents activity in the Company's common stock reserved for issuance upon satisfaction of future internal performance goals related to the purchase of CSA:

Shares
#
Balance at June 30, 2003	-
Shares reserved for certain future internal performance goals	1,000,000
Shares earned - valued at $303,000	(300,000)
Shares cancelled	-
Balance at June 30, 2004	700,000

  The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals detailed in the table above:

$
Allocation of contingent consideration earned	303,000
Goodwill	-
Stock-based compensation expense	303,000
Deferred compensation	-
Total	303,000

  See Note 2(r) for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

  c)     Condensed Balance Sheet

  The following table presents details of the audited condensed balance sheet of CSA at the date of acquisition, expressed in US dollars:

February 17,
2004
$
Current Assets	154,523
Property and Equipment	8,347
Goodwill	398,837
Total Assets	561,707
Current Liabilities	646,093
Stockholders' (Deficit)	(84,386)
Total Liabilities and Stockholders' (Deficit)	561,707

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Acquisition of Canadian Security Agency (2004) Inc. (continued)

  c)     Condensed Balance Sheet (continued)

  Pro Forma Data (unaudited)

  The pro forma data of the Company set forth below gives effect to the purchase transaction as if it had occurred at the beginning of fiscal 2004.

Pro forma net revenue	$1,920,000
Pro forma net loss	$(4,650,000)
Pro forma net loss per share	$(0.14)

  Property and Equipment

			June 30,	June 30,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Computers	50,738	10,206	40,532	18,650
Leasehold improvements	5,075	1,524	3,551	4,567
Furniture	12,662	3,447	9,215	10,478
Machinery and equipment	37,652	8,676	28,976	26,160
Total property and equipment	106,127	23,853	82,274	59,855
Depreciation during the period			14,936	7,870

  Intangible Assets

			June 30,	June 30,
			2004	2003
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
C-Chip technology	574,285	179,450	394,835	538,395
Patents and trademarks	75,990	23,700	52,290	71,250
Total other assets	650,275	203,150	447,125	609,645
Amortization during the period			162,520	40,630

  The amortization of the remainder of the C-Chip technology, patents and trademarks is as follows:

2005	$162,500
2006	$162,500
2007	$122,125
$447,125

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Related Party Transactions/Balances

  a)     The Company incurred $75,700 (2003 - $29,250) for professional services provided by firms in which certain officers and/or shareholders have a significant interest.

  b)     In 2003, as part of interim financing, the Company received management services from officers and shareholders. These related parties also paid certain operations expenses directly and advanced funds for working capital. The amounts due to officers and/or shareholders at June 30, 2004 is $230,726 (June 30, 2003: $233,566). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

  c)     The note receivable from a shareholder is unsecured, non-interest bearing and due on or before February 17, 2005.

  Common Stock

  a)     During the year ended June 30, 2004, the Company issued 788,206 restricted common shares for services valued at $261,534 being 50% of the market price of the Company's stock as at the date the services were contracted.

  b)     During the year ended June 30, 2004, the Company issued 1,591,418 common shares for total proceeds of $339,618 from the exercise of stock options.

  c)     During the nine months ended March 31, 2004 the Company issued 3,873,637 common shares at $0.55 per share for total cash proceeds of $1,630,000, before offering costs of $82,319, and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common share purchase warrants expire in two years and have an exercise price of $1.00 per share. The Company's promissory note of $500,000 was redeemed for 909,091 units as part of this issue.

  d)     In July 2003 a Debenture Payable, including accrued interest, was converted into 3,910,120 restricted common shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

  e)     In April 2004 the Company issued 2,538,462 common shares for total cash proceeds of $1,650,000, before offering costs of $143,209, under a private placement of units consisting of one common share and one common share purchase warrant exercisable for a period of two years at an exercise price of $1.10 per share.

  f)     In February 2004 the Company issued 1,600,000 common shares for the acquisition of Canadian Security Agency (2004) Inc.

  Stock Options and Warrants

  a)     Stock Options
  During the fiscal year ended June 30, 2003, the Company granted 20,000 stock options pursuant to the Plan at an exercise price of $0.00001 per share when the prevailing market price was $0.47 per share, and granted 50,000 stock options pursuant to the Plan at an exercise price of $0.00001 per share when the prevailing market price was $0.20 per share. These stock options vested and were exercised immediately. The Company also granted 2,425,000 stock options at an exercise price of $0.20 per share when the prevailing market price was $0.20 per share. Of these, a total of 606,250 stock options vested immediately with the remaining balance exercisable over a period of one year. The Company charged stock-based compensation expense of $19,400 to operations during the fiscal year ended June 30, 2003.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Stock Options and Warrants (continued)

  a)     Stock Options (continued)
  During the fiscal year ended June 30, 2004, the Company granted 2,183,918 stock options pursuant to the Plan at a weighted average exercise price of $0.47 per share when the prevailing market price was $0.47 per share. The Company charged stock-based compensation expense of $553,384 to operations relating to stock options and $303,000 relating to contingent consideration earned (refer to Note 5(b)) during the fiscal year ended June 30, 2004.

  A summary of the changes in the Company's common share purchase options is presented below:

	June 30, 2004		June 30, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Balance, beginning of year	2,425,000	$ 0.20	-	$ -
Granted	2,183,918	0.47	2,495,000	0.19
Exercised	(1,591,418)	(0.21)	(70,000)	-
Forfeited/Expired	(275,000)	(0.20)	-	-
Balance, end of year	2,742,500	$ 0.40	2,425,000	$ 0.20

  Additional information regarding options outstanding as at June 30, 2004 is as follows:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		average	average		average
		remaining	exercise		exercise
Exercise prices	Number of	contractual	price	Number of	price
$	shares	life (years)	$	shares	$

0.00 - 0.25	1,602,500	3.99	0.20	1,577,500	0.20
0.26 - 0.50	-	--	-	-	-
0.51 - 0.75	590,000	4.61	0.65	262,500	0.67
0.76 - 1.00	550,000	4.68	0.77	215,000	0.67
	2,742,500	4.26	0.31	2,055,000	0.32

  b)     Warrants
  Common share purchase warrants issued with the private placements of common shares during the year (see Notes 9 (c) and (e)), and outstanding at June 30, 2004 are as follows:

  i)     3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.
  ii)     2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

  Comprehensive Loss

  The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At June 30, 2004 the Company had a $9,860 foreign currency translation gain.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Comprehensive Loss (continued)

  The components of comprehensive loss was as follows:

	Period from
	June 26, 2000
	(Date of Inception)
	to June 30,	June 30,	June 30,
	2004	2004	2003
	$	$	$
Net loss	(6,317,409)	(4,590,561)	(1,134,326)
Foreign currency translation adjustment	9,860	9,860	-
Comprehensive loss	(6,307,549)	(4,580,701)	(1,134,326)

  Contingencies and Commitments

  a)     Vehicle lease commitments are as follows:

2005	$28,684
2006	16,218
2007	12,491
2008	9,402
$66,795

  b)     The Companies lease premises for its head offices and R&D facilities located in Montreal, Canada. Total rent expense was $38,000 (2003- $ 4,000). Lease commitments of $16,265 extend to 2005.

  c)     CSA has bank indebtedness of $221,490 at June 30, 2004 within a Corporate Credit Line facility in the amount of Cnd$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus.

  Segment Disclosures

  The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", during the current year resulting from the acquisition of CSA. Reporting segments are based upon the Company's internal organization structure, the manner in which the Company's operations are managed, the criteria used by the Company's chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

  The C-Chip Technology segment consists of security devices. The CSA Services segment consists of security services.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Segment Disclosures (continued)

  Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as marketing and sales programs, customer support expenses, bank charges and bad debt write-offs. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by corporate management and are not evaluated in the measurement of segment performance.

	C-Chip	CSA	Consolidated
	$	$	$
Net revenues from external customers	210,222	830,676	1,040,898
Cost of net revenues	102,487	559,352	661,839
Marketing and sales expense	237,435	58,955	296,390
Administrative expense	639,109	88,060	727,169
Bad debt write-offs	17,619	1,987	19,606
Direct costs	996,650	708,354	1,705,004
Direct contribution	(786,428)	122,322	(664,106)
Operating expenses and indirect costs of net revenues			2,479,388
Income from operations			(3,143,494)
Debenture Interest, accretion and conversion			(1,437,473)
Interest expense			(9,594)
Net Loss			(4,590,561)

  The Company's long-lived assets are allocated as follows:

	2004 $	2003 $
C-CHIP	627,652	669,500
CSA	8,747	-
Total long-lived assets	636,399	669,500

  The Company has one geographic business area: North America. No single customer accounted for 10% or more of consolidated revenue.

  Discontinued Operations

  Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)

  Income Tax

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company has incurred net operating losses of $1,360,000 which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  The Company has no domestic or foreign income tax payable and has incurred net operating losses since inception. There are no material differences between the Company's statutory rate of 34% and effective tax rates.

  The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2004	2003
	$	$
Deferred tax assets:
Net operating loss carry forward	406,382	74,000
Impairment of goodwill	94,810	-
Accruals not currently tax deductible	83,201	-
Other	1,974	-
Total deferred tax assets	586,367	25,160
Valuation allowance	(586,367)	(25,160)
Net deferred tax assets	-	-

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

  Subsequent Event

  On September 30, 2004, in connection with the acquisition of CSA, as described in Note 5(b), 200,000 common shares were released from escrow due to the achievement of certain performance targets and payment of C$90,000 of the Note Receivable. The released common shares were valued at $148,000 and will be charged to operations as stock-based compensation expense.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no changes in or disagreements with our independent accountants regarding accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of June 30, 2004 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held

Robert Clarke	60	Chairman of the Board of Directors
John Fraser	58	Director and Secretary
Cherry Lee	39	Director
Stephane Solis	46	President and Chief Executive Officer
Benjamin Leboe	59	Chief Financial Officer
Claude Pellerin	34	Vice President of Legal Affairs

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

Since June 2000, Robert Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong. Since October 1998, Mr. Clarke has been Chairman of the Board of Directors of Asian Alliance Ventures, Inc. During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times of ePhone Telecom Inc. (OTCBB: EPHO) as follows: He served as the Chairman of the Board of Directors from April 1999 until July 21, 2000 and again from December 1, 2000 to September 12, 2002. Mr. Clarke also served as the President and Chief Executive Officer of ePhone from June 3, 1999 to August 8, 1999, and also from March 9, 20000 until April 1, 2000 and again from December 1, 2000 to July 1, 2001. During two periods he was CEO but not President. These periods were from August 8, 1999 to March 9, 2000 and from April 1, 2001 to July 2001. He carried out the functions normally associated with the offices he held and in particular during the periods when he held the office of CEO he was responsible for the overall direction and operation of the Company. From January 1997 to November 1997, Mr. Clarke was President, CEO and a Director of WaveRider Communications Inc (OTCBB: WAVC).

He resigned as President in November 1997, but carried on as Director and CEO for an additional month until December 1997. Mr. Clarke was a Director and Chairman of TEK Digitel Corp. (OTCBB: TEKI) from June 1998 until September 1999, but had no executive responsibilities and was paid no compensation. During the period July 1998 to August 1999 Mr. Clarke was a director of Innofon.Com Inc. (OTCBB:INNF).

John Fraser resigned from KPMG Canada at the end of 1997 after almost twenty years with the organization, the last four years of which, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms, which services he continues to provide to this day, and since January 1999, under the name J G Fraser & Associates Inc. From July 1999 to August 2002, Mr. Fraser was a director of ePhone Telecom Inc. (OTCBB: EPHO). Since September 21, 2000, Mr. Fraser has been the President and a Director of Asian Alliance Ventures, Inc. Since June 2000, Mr. Fraser has been a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX: YWL). He is a founding shareholder of 7bridge Capital, Hong Kong. He is also a director and Vice Chairman of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

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

Ben Leboe has been Principal, Independent Management Consultants of British Columbia since 1992. He holds the positions Chief Financial Officer of the Company and is Chief Financial Officer and Director of Asia Payment Systems Inc. Ben has taught business management at Okanagan University College and provided financial consulting services to WaveRider Communications Inc. Ben was formerly a Partner with Peat Marwick Stevenson & Kellogg in British Columbia, and, was also Vice President and Chief Financial Officer of VECW Industries Ltd. Mr. Leboe is a Chartered Accountant and Certified Management Consultant. He received his Bachelor of Commerce Degree from the University of British Columbia.

Claude Pellerin is legal consultant and Vice-President of legal affairs for C-Chip Technologies Corporation since February 2002; Mr. Pellerin studied political science at the University of Montreal, as well as business management at the Business School of Commerce (HEC). After his first bachelor's degree, he graduated from law school at the University of Montreal and was registered in the Québec Bar in December of 1997. Since the fall of 2000, he has been pursuing a master's degree in business law at the University of Montreal. Also, during the past few years he has gained solid experience in the field of management being called to act as Secretary for Equilar Capital Corporation May 2002, as President for C-Chip Technologies Corporation Inc. Between September and December 2002, and was recently named vice-president of finance for the Gescorp Nominair Inc. In his current practice, he is legal consultant to a number of Canadian and foreign investors.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Stephane Solis	2004	67,164	0	6,644	0	0	0	0
President and Chief	2003	18,775	0	2,086	0	500,000	0	0
Executive Officer	2002	0	0	0	0	0	0	0

Ben Leboe	2004		0	0	0	0	0	38,750
Treasurer and Chief	2002		0	0	0	200,000	0	8,340
Financial Officer	2001	0	0	0	0	0	0	0

Robert Clarke	2004	0	0	0	0	0	0	0
Chairman of the	2003	0	0	0	0	250,000	0	0
Board of Directors	2002	0	0	0	0	0	0	0

John Fraser	2004	0	0	0	0	0	0	0
Secretary &	2003	0	0	0	0	200,000	0	0
Director	2002	0	0	0	0	0	0	0

Cherry Lee	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	200,000	0	0
	2002	0	0	0	0	0	0	0

Claude Pellerin	2004		0	0	0	0	0	36,950
Vice President	2003		0	0	0	100,000	0	18,955
	2002	0	0	0	0	0	0	0

Mike Muzylowski	2004	0	0	0	0	0	0	0
President & Director	2003	0	0	0	0	0	0	0
(resigned - 2002)	2002

Carlo Civelli	2004	0	0	0	0	0	0	0
Secretary & Director	2003	0	0	0	0	0	0	0
(resigned - 2002)	2002

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 and 2004 Incentive Stock Option Plans. Under these Plans, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 10,000,000 shares in the plans. 1,661,418 shares have been issued as a result of the exercise of options, 2,742,500 options are outstanding and 5,321,082 shares remain in the plan.

Option Grants to Officers and Directors During the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise of Base
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Expiration Date
NONE

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values

Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options/SARs at FY-End		the-Money Options/SARs
	Shares	Value	(#)		at FY-End ($)
	Acquired on	Realized
Name	Exercised (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
NONE

Future Compensation of Our Officers

For the fiscal year ending June 30, 2005, we intend to pay Stephane Solis, our president and chief executive officer, a base salary of $85,000 and grant him 500,000 stock purchase options priced at the market on the date of grant.

For the fiscal year ending June 30, 2005, we intend to pay Benjamin Leboe, our treasurer and chief financial officer, consulting fees of approximately $50,000 and grant him 350,000 stock purchase options priced at the market on the date of grant.

For the fiscal year ending June 30, 2005, we intend to pay Claude Pellerin, our vice president of legal affairs, consulting fees of approximately $37,500 and grant him 50,000 stock purchase options priced at the market on the date of grant.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 and 2004 Incentive/or Nonqualified Stock Option Plans.

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

	Direct Amount of			Percent of
Name of Beneficial Owner	Beneficial Owner		Position	Class [3]

Stephane Solis	500,000	[1]	President and Chief Executive Officer	0.00%

Benjamin Leboe	202,000	[2]	Treasurer and Chief Financial Officer	0.00%

Claude Pellerin	99,000		Vice President of Legal Affairs	0.00%

Robert Clarke	180,000	[1]	Chairman of the Board of Directors	0.00%

John Fraser	200,000	[4]	Secretary and a Director	0.00%

Cherry Lee	160,000	[1]	Director	0.00%

All officer and Directors as a Group (6 Persons)	1,341,000	[1]		0.00%

Capex Investments Ltd	8,105,876	[5]		20.47%
315 St. James Court
St. Denis Street
Port Louis
Republic of Mauritius

Cede & Co.	22,425,514			56.64%
PO Box 222
Bowling Green Station
New York, NY

[1]     The foregoing figures include unexercised options. No outstanding shares are currently owned by this person.
[2]     Includes 72,000 shares of common stock and an unexercised option to acquire 130,000 shares.
[3]     Does not include unexercised option shares.
[4]     Includes 120,000 shares of common stock and an unexercised option to acquire 80,000 shares.
[5]     This company is controlled by members of our board of directors.

The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company obtained Treasurer/Chief Financial Officer and Vice President/Legal Counsel services from firms in which certain officers and/or shareholders have a significant interest. Payments for these services are included in Item 10. other compensation.

In 2003, as part of interim financing, the Company received management services from officers and shareholders. These related parties also paid certain operations expenses directly and advanced funds for working capital. The amount due to officers and/or shareholders at June 30, 2004 is $230,726 (June 30, 2003: $233,566). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004	$18,450
2003	$6,200	Manning Elliott
2003	$4,100	Williams & Webster, P.S.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004	nil
2003	nil

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004	$2,015
2003	nil

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004	nil
2003	nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2004.

C-CHIP TECHNOLOGIES CORPORATION
(Registrant)

BY:	/s/ Stephane Solis
Stephane Solis, President and Principal Executive Officer

BY:	/s/ Benjamin Leboe
Benjamin Leboe, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Stephane Solis	President and Principal Executive Officer	October 13, 2004
Stephane Solis

/s/ Benjamin Leboe	Treasurer and Principal Financial Officer	October 13, 2004
Benjamin Leboe

/s/ Robert G. Clarke	Chairman of the Board of Directors	October 13, 2004
Robert G. Clarke

/s/ John Fraser	Secretary and Director	October 13, 2004
John Fraser

/s/ Cherry Lee	Director	October 13, 2004
Cherry Lee