Form 10QSB
period 2004-09-30
C-CHIP TECHNOLOGIES CORP
filed 2004-11-15
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

4710 St-Ambroise
Suite 227
Montreal, Quebec
Canada H4C 2C7(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2004: 39,841,077

PART I.

ITEM 1. - Financial Statements

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2004

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30 2004 $ (unaudited)	June 30, 2004 $ (audited)
ASSETS

Current Assets

Cash	1,034,376	1,561,020
Accounts receivable, net of allowance for doubtful accounts of $6,839 and $5,805, respectively	407,468	237,384
Inventory	226,779	155,680
Note receivable from a related party (Note 7(b))	373,004	417,899
Other current assets	48,719	45,554

Total Current Assets	2,090,346	2,417,537

Property and Equipment (Note 5)	86,800	82,274

Goodwill (Note 4(a))	107,000	107,000

Other Intangible Assets (Note 6)	406,495	447,125

Total Assets	2,690,641	3,053,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Bank loan (Note 11)	311,026	221,490
Accounts payable	182,371	165,362
Accrued liabilities	185,732	232,705
Due to related parties (Note 7(a))	220,912	230,726

Total Current Liabilities	900,041	850,283

Total Liabilities	900,041	850,283

Contingencies and Commitments (Notes 1 and 11)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 39,841,077 and 39,595,803 issued and outstanding, respectively	398	396

Additional Paid-in Capital	8,943,839	8,536,780

Deferred Compensation	(24,717)	(25,974)

Accumulated Other Comprehensive Income (Loss)	(129,991)	9,860

Deficit Accumulated During the Development Stage	(6,998,929)	(6,317,409)

Total Stockholders' Equity	1,790,600	2,203,653

Total Liabilities and Stockholders' Equity	2,690,641	3,053,936

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

Accumulated from
June 26, 2000	For the Three Months
(Date of Inception)	Ended
to September 30,	September 30,
	2004 $	2004 $	2003 $

Revenue

Net product revenue	362,259	152,037	-
Net service revenue	1,318,669	487,993	-

Total Revenue	1,680,928	640,030	-

Cost of Revenue

Product		79,863	-
Service		376,737	-

Cost of Revenue	1,118,439	456,600	-

Gross Margin	562,489	183,430	-

Operating Expenses

Depreciation and amortization	272,390	46,434	44,116
Selling, general and administrative	2,558,847	449,910	126,395
Acquired in-process research and development	650,000	-	-
Impairment of goodwill	278,852	-	-
Research and development	398,400	35,744	51,534
Stock based compensation (1)	1,203,493	327,709	46,579

Total Operating Expenses	5,361,982	859,797	268,624

Loss from Operations	(4,799,493)	(676,367)	(268,624)

Other Income and Expense

Interest expense	42,054	5,153	2,397
Debenture accretion	136,325	-	16,625
Discount on conversion of debt	1,418,451	-	1,418,451

Net Loss Before Discontinued Operations	(6,396,323)	(681,520)	(1,706,097)

Loss from Discontinued Operations (Note 12)	(602,606)	-	-

Net Loss	(6,998,929)	(681,520)	(1,706,097)

Comprehensive Loss (Note 10)	(7,128,920)	(821,371)	(1,706,097)

Net Loss Per Share - Basic and Diluted		(0.02)	(0.06)

Weighted Average Shares Outstanding		39,758,000	28,700,000

(1) Stock based compensation is excluded from the following:
Selling, general and administration	1,203,493	327,709	46,579

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

For the Three Months Ended September 30,
	2004 $	2003 $
Cash Flows To Operating Activities

Net loss	(681,520)	(1,706,097)

Adjustments to reconcile net loss to cash
Stock based compensation	179,709	46,579
Contingent consideration paid in shares	148,000	-
Discount on conversion of debt	-	1,418,451
Depreciation and amortization	46,434	44,116
Accretion of debenture	-	16,625

Changes in operating assets and liabilities
(Increase) in accounts receivable	(188,860)	-
(Increase) in inventory	(71,099)	-
(Increase) in other assets	(3,165)	(6,075)
Increase (decrease) in accounts payable and accrued liabilities	29,157	(6,868)

Net Cash Used In Operating Activities	(541,344)	(193,269)

Cash Flows From Investing Activities	-	-

Purchase of property and equipment	(10,330)	-
Payment received on note receivable	44,895	-

Net Cash Provided By Investing Activities	34,565	-

Cash Flows From Financing Activities

Borrowing on bank credit line	89,536	-
Related party advances	(9,814)	47,793
Proceeds from issuance of common shares	-	386,000
Proceeds from exercise of stock options	16,001	15,001

Net Cash Provided By Financing Activities	95,723	448,794

Effect of Exchange Rate Changes on Cash	(115,586)	-

Net Increase (Decrease) in Cash	(526,642)	255,525

Cash - Beginning of Period	1,561,020	8,505

Cash - End of Period	1,034,378	264,030

Non-Cash Financing and Investing Activities

Issuance of common shares for settlement of promissory note	-	500,000
Issuance of common shares for convertible debenture	-	966,722
Issuance of stock options for debt settlement	64,608	-

Supplemental Disclosures

Interest paid	5,153	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business
The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

On January 7, 2003 the Company acquired assets and intellectual property and changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation. On February 17, 2004, the Company expanded the scope of its business by acquiring Canadian Security Agency (2004) Inc., ("CSA" or "subsidiary") a company providing guard and security services in Montreal, Canada. (Refer to Note 4).

The Company's shares trade on the NASD OTC Bulletin Board under the symbol CCHI.

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

2.	Summary of Significant Accounting Policies
	a)	Fiscal Year
The Company's fiscal year-end is June 30.
	b)	Basis of Accounting
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.
	c)	Principles of Consolidation

These consolidated financial statements include the accounts of Canadian Security Agency (2004) Inc., a wholly-owned subsidiary incorporated in Quebec, Canada. All inter-company accounts and transactions have been eliminated.

	d)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	e)	Long-Lived Assets

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

	f)	Foreign Currency Transactions/Balances

The Company's reporting currency is the U.S. dollar and its functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	i)	Recent Accounting Pronouncements (continued)

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

	i)	Financial Instruments

Financial instruments include cash, bank loans, accounts receivable, note receivable, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	j)	Net Loss Per Share

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

	k)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	k)	Stock-Based Compensation (continued)

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

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows:

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

Three months ended September 30,
	2004 $ (unaudited)	2003 $ (unaudited)

Net loss - as reported	(681,520)	(1,706,097)
Add: Stock-based compensation expense included in net loss - as reported	179,709	46,579
Deduct: Stock-based compensation expense determined under fair value method	(614,491)	(122,118)

Net loss - pro forma	(1,116,302)	(1,781,636)

Net loss per share (basic and diluted) - as reported	$(0.02)	$(0.06)
Net loss per share (basic and diluted) - pro forma	$(0.03)	$(0.06)

The assumptions used are as follows:

Three months ended September 30,
	2004 (unaudited)	2003 (unaudited)

Expected dividend yield	-	-
Risk-free interest rate	1.86%	1.07%
Expected volatility	142%	194%
Expected life from vest date (in years)	1.4 years	1 year

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	l)	Revenue Recognition

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

	m)	Property and Equipment

Property and equipment are recorded at cost. Amortization is calculated on the declining balance method, except for the leasehold improvements where the straight-line method is used, at the following annual rates or period:

Computer equipment	30%
Furniture	20%
Leasehold improvements	5 years
Machinery and equipment	20%

n)	Inventory

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	p)	Acquired Goodwill

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

	q)	Contingent Consideration

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)
	r)	Income Tax

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

	s)	Shipping and Handling Costs
The Company's shipping and handling costs are included in cost of sales.
	t)	Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.
	u)	Interim Financial Statements

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

4.	Acquisition of Canadian Security Agency (2004) Inc.
	a)	Consideration Paid

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

4.	Acquisition of Canadian Security Agency (2004) Inc. (continued)
	a)	Consideration Paid (continued)

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

Upon completion of the June 2004 annual impairment assessment, the Company determined the carrying value of the CSA reporting unit exceeded its estimated fair value. As a result, the Company charged operations with a goodwill impairment loss of $278,852 during fiscal 2004.

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

The following table presents activity in the Company's common stock reserved for issuance upon satisfaction of future internal performance goals related to the purchase of CSA:

Shares #

Balance at June 30, 2004	700,000
Shares reserved for certain future internal performance goals	-
Shares earned - valued at $148,000	(200,000)
Shares cancelled	-

Balance at September 30, 2004	500,000

The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals of CSA and payment received to reduce the note receivable (Refer to Note 7(b)):

$

Allocation of contingent consideration earned	148,000

Goodwill	-
Stock-based compensation expense	148,000
Deferred compensation	-

Total	148,000

See Note 2(q) for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

5. Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2004 Net Book Value $ (unaudited)	June 30, 2004 Net Book Value $ (audited)

Computers	60,364	13,627	46,734	40,532
Leasehold improvements	5,075	1,778	3,297	3,551
Furniture	12,726	4,028	8,698	9,215
Machinery and equipment	38,514	10,446	28,071	28,976

Total property and equipment	116,679	29,879	86,800	82,274

Depreciation during the period			5,804	14,936

6. Intangible Assets

	Cost $	Accumulated Amortization $	September 30, 2004 Net Book Value $ (unaudited)	June 30, 2004 Net Book Value $ (audited)

C-Chip technology	574,285	215,340	358,945	394,835
Patents and trademarks	75,990	28,440	47,550	52,290

Total other assets	650,275	243,780	406,495	447,125

Amortization during the period			40,630	162,520

The amortization of the remainder of the C-Chip technology, patents and trademarks is as follows:

2005	$121,870
2006	162,500
2007	122,125

$406,495

7.	Related Party Transactions/Balances
a)

The Company has received management services from officers and shareholders. These related parties also paid certain operations expenses directly and advanced funds for working capital. The total amount due to officers and/or shareholders at September 30, 2004 is $220,912 (June 30, 2004: $230,726). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

b)

The note receivable from a related party is unsecured, non-interest bearing and due on or before February 17, 2005. The note receivable is due from the original owner and current President of Canadian Security Agency (2004) Inc. ("CSA").

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

8.	Common Stock
During the three months ended September 30, 2004, the Company issued 245,274 common shares for total proceeds of $16,001 from the exercise of stock options.
9.	Stock Options and Warrants
	a)	Stock Options
i)

During the three month period ended September 30, 2004, the Company granted 1,040,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.20 to $0.91 per share. A total of 40,000 stock options were exercised by an employee during the period. Stock options granted to employees vest over a period of one year.

ii)

During the three month period ended September 30, 2004, the Company issued 265,274 stock options to non-employees of which 165,274 vested immediately at exercise prices ranging from $0.0001 to $0.68 per share. A total of 80,274 stock options were issued to vendors to settle outstanding payables in the amount of $64,608. During the period non-employees exercised 205,274 stock options. Stock-based compensation to non-employees in the amount of $178,452 was charged to operations.

	b)	Warrants
Common share purchase warrants issued with the private placements of common shares during the year ended June 30 2004, and outstanding at September 30, 2004 are as follows:
		i)	3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.
		ii)	2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.
10.	Comprehensive Loss

The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At September 30, 2004 the Company had an accumulated foreign currency translation loss of $129,991.

The components of comprehensive loss are as follows:

	Period from June 26, 2000 (Date of Inception) to September 30, 2004 $ (unaudited)	For the three months ended September 30, 2004 $ (unaudited)	For the three months ended September 30, 2003 $ (unaudited)

Net loss	(6,998,929)	(681,520)	(1,706,097)

Foreign currency translation adjustment	(129,991)	(139,851)	-

Comprehensive loss	(7,128,920)	(821,371)	(1,706,097)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)

11.	Contingencies and Commitments

CSA has bank indebtedness of $221,490 at September 30, 2004 within a Corporate Credit Line facility in the amount of Cnd$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus.

12.	Discontinued Operations

Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology.

13.	Segment Disclosures

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

The C-Chip Technology segment consists of security devices. The CSA Services segment consists of security services.

	C-Chip	CSA	Consolidated
	$	$	$

Net Revenues from External Customers	152,037	447,993	640,030

Cost of Net Revenues	79,863	376,737	456,600

Gross Margin	72,174	71,256	183,430

Operating Expense			858,540
Other Income and Expense			5,153

Net Loss			680,263

The Company had no revenues in the prior year period and has one geographic business area: North America. No single customer accounted for 10% or more of consolidated revenue.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview of our Business

Since our acquisition of the C-Chip technology in January 2003, our operations are within the security industry. On the technology side, we develop solutions which use integrated wireless communications, RFID technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control, manage and monitor remote assets. Our solutions are designed to be easy-to-use and cost-effective.

We allow our customers to use our website to remotely access, control, locate and monitor different types of equipment or services, essentially for increased security. Our solutions allow users to remotely control and monitor the use of certain targeted equipments, or the whereabouts of personnel, from anywhere to almost anywhere in North America. We believe our security solutions provide significant value to business users by increasing the efficiency of their operations and lowering their costs.

Our security solutions are within the "telemetric" industry. Telemetric refers to the ability to remotely access, control, locate and manage different products or services. The telemetric sector is a new and emerging industry poised for explosive growth over the next 3-5 years. Available and planned applications by the industry include location-based and navigation services, info-tainment services, automatic emergency callout in the event of an accident, security and anti-theft systems, remote diagnostics and repair, logistics and fleet management, and office applications.

Our Security Services

In February 2004, to ensure that we would be able to provide a wide range of security services to businesses, we purchased Canadian Security Agency (2004) Inc., a private Montreal-based business established in 1984 that provides security services to large corporate accounts. With this acquisition we now are able to offer large and medium sized corporations a wide range of security services, including guards, surveillance, investigation, undercover and electronic monitoring operations. Further, the addition of Canadian Security Agency has given us instant access to an established clientele and, hence, potential cross marketing opportunities for our telemetric solutions that we have developed and are now marketing for the security industry. This is a business strategy that we intend to pursue further.

Currently, the security industry is estimated to be generating $100 billion in revenue in North America alone, growing at annual rate of 15% per year according to industry experts. With thousands of companies presently in operations, the security industry is highly fragmented and, in our view, prone to consolidation. Since 9/11 and its aftermath, world events have reinforced our opinion that the security industry offers significant opportunity for growth and our goal is quickly attain a leading position within this industry, both from internal growth and through acquisitions. We have already identified different potential acquisitions in the security sector and we are currently in discussions with a number of interesting candidates to conclude a transaction. Any announcements to that effect will be made public when, in our opinion, a transaction has been secured.

Our Security Products

Within the security sector, our core technology is readily applicable as a credit and asset management solution. Our technology is also applicable as anti-theft solutions for automotive products. In fact, because there is a large, readily available market for telemetric applications for automotive products, management has positioned its initial product solutions toward this industry.

Our current product solutions include:

1. The Credit-Chip: The Credit-Chip is a unidirectional communication benefit-denial receiver that can be incorporated into any vehicle. It offers the credit grantor, using a simple web-based application, the ability to "turn on" / "turn off" leased or financed vehicles by connecting a C-Chip sensor to the starter. The Credit-Chip is designed as a security solution enabling credit grantor the ability to enforce schedule of payment and to prevent usage of vehicles for which payments are not remitted.

2. The SHADOW Series: This product has the same capabilities as the Credit-Chip, but adds two-way communication as well as GPS location / tracking and other monitoring features. Additional options can include notification of excess speed, notification in case of theft and, starter and fuel pump interrupt, - all requests are charged to users on a pay-per-use basis. Our SHADOW is very small - about the size of a cigarette pack and is one of the lowest priced tracking devices available on the market today. Versatile in its design, the SHADOW offers different security applications for businesses. As the Credit-Chip, the SHADOW can be used by credit grantor to enforce schedule of payment - the perfect tool for mid to high-end vehicles where credit grantor may want to repossess the vehicles rapidly in case of defaults in payment to minimize any loss in value of the vehicles. The SHADOW can also be used by insurance companies to locate and immobilize a stolen asset and, hence, increase the likeliness of a rapid recovery, the later impacting positively on the sums to be disbursed to policy holders and, in turn, on return on capital. Finally, the SHADOW can be used by any businesses having a fleet of vehicles on the road to monitor routes followed, time spent at customer's premises, to increase dispatching efficiencies, all contributing to increased revenue and lowered operating costs.

3. The HAWK Series: Our basic product is a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to a wireless switch. If the transponder does not talk to the switch, the power sport vehicle will not start. To improve the security features of the HAWK, a tilt sensor and alarm can easily be added. Specifically developed for power sport vehicles, the HAWK is considered to be amongst the best anti-theft device available on the market today.

4. The FALCON Series: This product is also a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to wireless switches. If the transponder does not talk to the switches, the car will not start. Switches can be installed to the starter, fuel pump, transmission, ignition, doors lock, or any combination thereof. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle.

We have targeted our initial security solutions to the large automotive sector, but our basic technology has applications to a variety of assets which span several business sectors including industrial equipment, office equipment and consumer electronic products. Our R&D team is currently working on expanding the potential applications of our technology. In parallel, we are continuously on the look out to acquire technology and/or product solutions that would be complementary to our current product offerings, or that we could potentially leverage through our existing customers.

With the Credit Chip now ready for market and the SHADOW, the HAWK and the FALCON all having completed pre-commercialization tests, management has devoted substantial time and effort in the last quarter in building a sales and marketing infrastructure. We are now instituting a comprehensive sales and marketing strategy making the transition from being a company focusing almost solely on product development and testing, to an entity to driven by sales and marketing. While our results for the period ended September 30, 2004 may not reflect what we accomplished, significant milestones were achieved in developing and building appropriate distribution sales channels.

In July, we entered into a sales and distribution agreement with Northland Auto Enterprises whose distribution network includes about 200,000 new and used car dealers across the United States. The agreement involves the nationwide distribution of our complete line of products offering for the automotive industry. Under the agreement, Northland will market our products under their private label and has committed to minimum purchase to our Company worth approximately $10 million. As already indicated in a previous release, Northland's ramping up has been slower than what we had expected. At this time, while we do not anticipate that Northland's minimum purchase commitment to our Company will materialize in the forecasted period, we nevertheless remain confident that Northland will generate significant revenues for our Company and we have recently launched a major marketing campaign to support their efforts to bring our products to mass automotive retailers and car dealers. We expect that these added efforts will bring results to our Company in the early part of 2005.

Also in July, we announced our intent to form an alliance with Nexus3 for the distribution of our security products to the Power Sports vehicle (PS) market (motorcycles, ATVs, PWCs and snowmobiles). Thus far, Nexus3 has been actively working at putting in place a business plan to aggressively sell our products to the PS market under their own private label. Nexus3 presently has a list of 1200 pre-qualified dealers in Canada and 4000 in the US. It is our intent to enter into a progressive distribution agreement that would ultimately permit Nexus3 to become the exclusive C-Chip Power Sports Vehicle product line distributor, the covenants of which will be negotiated as a result of the working experience. As it stands, looking at the seasonality of the power sport industry, while we expect some revenue from Nexus3 in the current quarter, most of the revenue to be derived from Nexus3 are expected to come in the first and second quarters of 2005.

In September, we concluded a sales and distribution agreement with Paging Network of Canada Inc. (PageNet) for the marketing and selling of our SHADOW. PageNet is Canada's largest paging-only and wireless messaging company with approximately 250,000 customers. As PageNet requirements necessitate customization to our off-the-shelf solution, we only expect PageNet to begin contributing to our revenues in the early part of 2005.

More recently, we announced that we had entered into a Letter of Intent with Broadfield Partners to form a comprehensive alliance for the distribution of our products in Europe. The agreement involves the establishment of a subsidiary in the Netherlands to organize, manage and supervise the distribution of our complete product offerings for the Benelux countries and the rest of Europe. This new subsidiary will be managed and funded by Broadfield Partners. In Europe, our plan is to initially focus on the marketing and selling of our anti-theft solutions developed for the vehicle and power sport market, namely; the Falcon and Hawk series. While Europe represents a very significant market opportunity for our company, we realistically expect to only begin generating revenues from that market in the latter part of first quarter of 2005, or early in second quarter of 2005.

As of September 30, 2004, our sales and marketing team consisted of four full-time employee and different consultants, resellers, agents and distributors. We are currently adding personnel to our sales and marketing team. Our marketing department is expected to undergo a wide variety of activities, such as awareness and lead generation programs and product management. These activities will include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with current partners. Currently, we have five trade shows for which we are scheduled to attend between now and next February and we just coming back from the SEMA in Las Vegas where the reception for our products offering was excellent. We expect that the stones that we have laid out in the past few months and that we are continuing to lay out will transform themselves into significant revenues for our company in a not too distant future.

Results of Operations

Our revenue for the three months ended September 30 2004 was $640,030 compared to none in 2003. We sold C-Chip technology products to a limited number of clients for revenue of $152,037. Service revenues from CSA were $487,993. Gross margin was $183,430. Our net loss was $681,520 (2003 - $1,706,097). We remain a development stage company with a prime focus on commercializing technology acquired in 2003 on a consistent and ongoing basis.

Operating expenses for this quarter were $859,797 compared to $268,624 for the same period in 2003. Selling, General and Administration expenses, which exclude stock based compensation of $327,709 compared to $46,579 in the prior year period, increased $323,515 reflecting the establishment of a permanent organization and the acquisition of CSA. The other significant increase was $281,130 of Stock based compensation from contingent consideration from the CSA acquisition ($148,000) and a higher number of stock options granted. The conversion of a debenture payable to common shares incurred a non-cash expense of $1,418,451 in the three months ended September 30, 2003. Due to the nature of our emerging business none of the 2004 results are indicative of future results.

Financial Condition, Liquidity and Capital Resources

The Company is engaged in the development and the marketing of security products and providing security services through Canadian Security Agency (2004) Inc. Operations have been financed primarily from cash on hand from the sale of common shares in the fiscal year ended June 30,2004.

As of September 30, 2004 we had working capital of $1,190,305 compared to $1,567,264 at June 30, 2004. The decrease in working capital was largely due to a decrease in cash of $526,644, increase in operating line $89,536 offset by increases in accounts receivable and inventory of $170,084 and $71,099, respectively. As of September 30, 2004 our current liabilities were $900,041 compared to $850,283 at June 30, 2004. Of the amounts owed by us at September 30, 2004, a total of $220,912 was due to related parties.

Net cash used for operations during the quarter was $541,344 (2003 - $193,269). Capital assets of $10,330 were acquired during the year (2003 - $nil). Operations and capital additions were funded from cash on hand ($526,642), payment received on Note receivable ($44,895), borrowing on bank credit line ($89,536), and proceeds from exercise of stock options of $16,001.

As of September 30, 2004, our Company's total assets were $2,690,641. This compares with our Company's assets of $3,053,936 at June 30, 2004. The decrease in our total assets was primarily attributable to loss from operations.

Until the Company is able to finance itself through profitable operations it will continue to rely on cash on hand, advances from related parties and equity issues.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Critical accounting policies identified are as follows:

a) Long-Lived Assets

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

b) Foreign Currency Transactions/Balances

The Company's reporting currency is the U.S. dollar and its functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

c) Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

d) Revenue Recognition

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

e) Purchased Intangible Assets

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

Scope of the controls evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our independent auditors in connection with their audit and review activities also evaluate our Internal Controls on an ongoing basis. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

PART II

ITEM 2. CHANGES IN SECURITIES

No securities were sold by us without registration during the period from July 1, 2004 to September 30, 2004:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 13th day of October, 2004, we reported on Form 8-K that report our results for the fiscal year ended June 30, 2004. After extensive product development and significant capital invested in R&D, and an acquisition of a security services business in February, we reported our first commercial sales totaling slightly over $1 million for the year. For the 12-month period ended June 30, 2004, net loss per share was $0.14 compared to $0.02 in 2003. As of June 30, 2004, our working capital stood at over $1.5 million, which compared to a working capital deficit of almost $820,000 in the prior year.

On the 21st day of October, 2004, we reported on Form 8-K that Claude Pellerin resigned as vice president of our company.

On the 10th day of November, 2004, we reported on Form 8-K that we had entered into a Letter of Intent with Broadfield Partners to form a comprehensive alliance for the distribution of C-Chip products in Europe.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November 2004.

C-CHIP TECHNOLOGIES CORPORATION (Registrant)
BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors
BY:	/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer