Form 10QSB
period 2004-12-31
C-CHIP TECHNOLOGIES CORP
filed 2005-02-22
CIK 1125051

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

C-CHIP TECHNOLOGIES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction of incorporation)	(IRS Employer Identification Number)

4710 St. Ambroise
Suite 227
Montreal, Quebec
Canada H4C 2C7
 (Address of principal executive offices)

(514) 337-2447
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

===================================================================================

PART I.

ITEM 1. - Financial Statements

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2004

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
	December 31	June 30,
	2004	2004
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	530,080	1,561,020
Accounts receivable, net of allowance for doubtful accounts of $12, 809 and
$5,805, respectively	308,293	237,384
Inventory	135,932	155,680
Note receivable from a related party (Note 7(b))	391,654	417,899
Other current assets	107,869	45,554

Total Current Assets	1,473,828	2,417,537
Property and Equipment (Note 5)	83,002	82,274
Goodwill (Note 4(a))	107,000	107,000
Other Intangible Assets (Note 6)	365,865	447,125

Total Assets	2,029,695	3,053,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Bank loan (Note 11)	158,824	221,490
Accounts payable	114,127	165,362
Accrued liabilities	262,233	232,705
Due to related parties (Note 7(a))	138,320	230,726

Total Current Liabilities	673,504	850,283

Total Liabilities	673,504	850,283

Contingencies and Commitments (Notes 1 and 11)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001;
40,650,359 and 39,595,803 issued and outstanding, respectively	407	396

Additional Paid-in Capital	9,325,737	8,536,780

Deferred Compensation	(91,481)	(25,974)

Accumulated Other Comprehensive Income (Loss)	(280,980)	9,860

Deficit Accumulated During the Development Stage	(7,597,492)	(6,317,409)

Total Stockholders' Equity	1,356,191	2,203,653

Total Liabilities and Stockholders' Equity	2,029,695	3,053,936

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
	Accumulated
	from
	June 26, 2000	For the		For the
	(Date of	Three Month		Six Months
	Inception) to	Ended		Ended
	December 31,	December 31,		December 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$
Revenue
Net product revenue	405,564	43,305	148,036	195,342	148,036
Net service revenue	1,824,225	505,556	-	993,549	-

Total Revenue	2,229,789	548,861	148,036	1,188,891	148,036

Cost of Revenue

Product	207,086	24,736	66,447	104,599	66,447
Service	1,275,570	339,481	-	716,218	-

Cost of Revenue	1,482,656	364,217	66,447	820,817	66,447

Gross Margin	747,133	184,644	81,589	368,074	81,589

Operating Expenses

Depreciation and amortization	318,994	46,604	44,116	93,038	88,232
Selling, general and administrative	2,946,291	387,444	518,576	837,354	644,971
Acquired in-process research and
development	650,000	-	-	-	-
Impairment of goodwill	278,852	-	-	-	-
Research and development	558,281	159,881	6,526	195,625	58,061
Stock based compensation (1)	1,387,343	183,850	118,005	511,559	164,584

Total Operating Expenses	6,139,761	777,779	687,223	1,637,576	955,848

Loss from Operations	(5,392,628)	(593,135)	(605,634)	(1,269,502)	(874,259)
Other Income and Expense
Interest expense	47,482	5,428	-	10,581	2,397
Debenture accretion	136,325	-	-	-	16,625
Discount on conversion of debt	1,418,451	-	-	-	1,418,451

Net Loss Before Discontinued Operations	(6,994,886)	(598,563)	(605,634)	(1,280,083)	(2,311,732)
Loss from Discontinued Operations (Note 12)	(602,606)	-	-	-	-

Net Loss	(7,597,492)	(598,563)	(605,634)	(1,280,083)	(2,311,732)

Comprehensive Loss (Note 10)	(7,878,472)	(749,553)	(605,634)	(1,570,904)	(2,311,732)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.02)	(0.03)	(0.07)

Weighted Average Shares Outstanding		40,282,000	32,400,000	40,020,000	31,700,000

(1) Stock based compensation is excluded
from the following:
Selling, general and administration	1,387,343	183,850	118,005	511,559	164,584

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
	For the Six Months
	Ended December 31,
	2004	2003
	$	$
Cash Flows To Operating Activities

Net loss	(1,280,083)	(2,311,732)

Adjustments to reconcile net loss to cash
Stock based compensation	511,559	164,584
Expenses settled with issuance of common shares	-	164,397
Discount on conversion of debt	-	1,418,451
Depreciation and amortization	93,038	88,232
Accretion of debenture		16,625

Changes in operating assets and liabilities
(Increase) in accounts receivable	(24,153)	(33,775)
(Increase) in inventory	2,137	(25,932)
(Increase) in other assets	(62,315)	(24,957)
Increase in accounts payable and accrued liabilities	27,348	11,450

Net Cash Used In Operating Activities	(732,469)	(532,657)

Cash Flows From Investing Activities
Purchase of property and equipment	(12,506)	(6,681)
Payment received on note receivable	71,090	-

Net Cash Provided By Investing Activities	58,584	(6,681)

Cash Flows From Financing Activities
Borrowing on bank credit line	(96,151)	-
Related party advances	(124,889)	(73,213)
Proceeds from issuance of common shares, net	-	1,115,500
Proceeds from exercise of stock options	147,293	26,502

Net Cash Used In Financing Activities	(73,747)	1,068,789

Effect of Exchange Rate Changes on Cash	(283,308)	-

Increase (Decrease) in Cash	(1,030,940)	529,451

Cash - Beginning of Period	1,561,020	8,505

Cash - End of Period	530,080	537,956

Non-Cash Financing and Investing Activities
Issuance of common shares for settlement of promissory note	-	500,000
Issuance of common shares for convertible debenture	-	966,722
Issuance of stock options for debt settlement	64,608	-

Supplemental Disclosures
Interest paid	10,581	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
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
December 31, 2004
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

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
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

During the six month period ended December 31, 2004, the Company granted 1,654,956 stock options pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.91 per share. Stock options granted to non-employees totalled 614,956 of which 384,956 have vested. Stock options granted to employees vest over a period of one year.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 1.84%, expected volatility of 122%, an expected option life of 1.2 years and no expected dividends. The weighted average fair value of options granted was $0.54 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $664,447 for the six months ended December 31, 2004.

		During the six-month period ended December 31, 2004, the Company recognized stock-based compensation for non-employees in the amount of $363,559.

		The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:
			Three months ended		Six months ended
			December 31,		December 31,
			2004	2003	2004	2003
			$	$	$	$
		Net loss -- as reported	(598,563)	(605,634)	(1,280,083)	(2,311,732)
		Add: Stock-based compensation expense
		included in net loss -- as reported	183,850	118,005	363,559	164,584
		Deduct: Stock-based compensation expense
		determined under fair value method	(413,516)	(261,407)	(1,028,006)	(383,524)

		Net loss -- pro forma	(828,229)	(709,036)	(1,944,530)	(2,530,672)

		Net loss per share (basic and diluted) -- as
		reported	(0.01)	(0.06)	(0.03)	(0.07)
		Net loss per share (basic and diluted) -- pro
		forma	(0.02)	(0.06)	(0.05)	(0.08)

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
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
December 31, 2004
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
December 31, 2004
(Expressed in U.S. Dollars

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
December 31, 2004
(Expressed in U.S. Dollars

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

		The following table presents activity in the Company's common stock reserved for issuance upon satisfaction of future internal performance goals related to the purchase of CSA:
			Shares
			#

		Balance at June 30, 2004	700,000
		Shares reserved for certain future internal performance goals	-
		Shares earned - valued at $148,000	(200,000)
		Shares cancelled	-

		Balance at December 31, 2004	500,000

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

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars

5.	Property and Equipment
					December 31,	June 30,
					2004	2004
					Net Book	Net Book
				Accumulated	Value	Value
			Cost	Amortization	$	$
			$	$	(unaudited)	(audited)
	Computers		62,050	16,996	45,054	40,532
	Leasehold improvements		5,075	2,032	3,043	3,551
	Furniture		12,778	4,609	8,169	9,215
	Machinery and equipment		38,952	12,216	26,736	28,976

	Total property and equipment		118,855	35,853	83,002	82,274

	Depreciation during the period				11,778	14,936

6.	Intangible Assets
					December 31,	June 30,
					2004	2004
					Net Book	Net Book
				Accumulated	Value	Value
			Cost	Amortization	$	$
			$	$	(unaudited)	(audited)
	C-Chip technology		574,285	251,230	323,055	394,835
	Patents and trademarks		75,990	33,180	42,810	52,290

	Total other assets		650,275	284,410	365,865	447,125

	Amortization during the period				81,260	162,520

	The amortization of the remainder of the C-Chip technology, patents and trademarks is as follows:

	2005	$81,260
	2006	162,520
	2007	122,085

		$365,865

7.	Related Party Transactions/Balances

	a)

The Company has received management services from officers and shareholders. These related parties also paid certain operating expenses on behalf of the Company and advanced funds for working capital. The total amount due to officers and/or shareholders at December 31, 2004 is $138,320 (June 30, 2004: $230,726). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

	b)

The note receivable from a related party is unsecured, non-interest bearing and due on or before February 17, 2005. The note receivable is due from the original owner and current President of Canadian Security Agency (2004) Inc., and is delinquent subsequent to the period end. The Company expects to collect the note in full.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars

8.	Common Stock

	a)	During the three months ended December 31, 2004, the Company issued 809,282 common shares for total proceeds of $131,292 from the exercise of stock options.

	b)	During the three months ended September 30, 2004, the Company issued 245,274 common shares for total proceeds of $16,001 from the exercise of stock options.

9.	Stock Options and Warrants

	a)	Stock Options

i)

During the three month period ended December 31, 2004, the Company granted 349,682 stock options to consultants pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.75 per share. A total of 809,282 stock options were exercised for proceeds of $131,292 and 15,000 were cancelled during this period. Stock options granted vest over a period of one to three years.

ii)

During the three month period ended September 30, 2004, the Company granted 1,040,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.20 to $0.91 per share. An employee exercised a total of 40,000 stock options during the period. Stock options granted to employees vest over a period of one year.

iii)

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

Common share purchase warrants issued with the private placements of common shares during the year ended June 30 2004, and outstanding at December 31, 2004 are as follows:

		i)	3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.

		ii)	2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars

10.	Comprehensive Loss

The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At December 31, 2004 the Company had an accumulated foreign currency translation loss of $280,980.

The components of comprehensive loss are as follows:

Period from
		June 26, 2000	For the		For the
		(Date of	Three Months		Six Months
		Inception) to	Ended		Ended
		December 31,	December 31,		December 31,
		2004	2004	2003	2004	2003
		$	$	$	$	$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	Net loss	(7597,492)	(598,563)	(605,634)	(1280,084)	(2,311,732)

Foreign currency translation
	adjustment	(280,980)	(150,989)	-	(290,820)	-

	Comprehensive loss	(7,878,472)	(749,552)	(605,634)	(1,570,904)	(2,311,732)

11.	Contingencies and Commitments

CSA has bank indebtedness of $158,824 at December 31, 2004 within a Corporate Credit Line facility in the amount of Cnd$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus.

12.	Discontinued Operations

Discontinued operations consist of the Company's former activities in mineral exploration. In December 2002 the Company's Board of Directors approved the termination of mining activity and the acquisition of C-Chip Technology.

13.	Segment Disclosures

The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", during the current year resulting from the acquisition of CSA in February 2004. Reporting segments are based upon the Company's internal organization structure, the manner in which the Company's operations are managed, the criteria used by the Company's chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars

13.	Segment Disclosures (continued)

	The C-Chip Technology segment consists of security devices. The CSA Services segment consists of security services.
		C-Chip	CSA	Consolidated
		$	$	$
	Net Revenues from External Customers	195,342	993,549	1,188,891
	Cost of Net Revenues	104,599	716,218	820,817

	Gross Margin	90,743	277,331	368,074
	Operating Expenses			1,637,576
	Other Income and Expense			10,581

	Net Loss for the six months ended December 31, 2004			1,280,083

		C-Chip	CSA	Consolidated
		$	$	$
	Net Revenues from External Customers	43,305	505,556	548,861
	Cost of Net Revenues	24,736	339,481	364,217

	Gross Margin	18,569	166,075	184,644
	Operating Expenses			777,779
	Other Income and Expense			5,428

	Net Loss for the three months ended December 31, 2004			598,563

	The Company has one geographic business area: North America. No single customer accounted for 10% or more of consolidated revenue.

14.	Subsequent Events

a)

On January 21, 2005, the Company completed the acquisition of Markus 360, an asset management software solution designed to control and monitor the movement of assets within one or many premises. The purchase price of $125,000 was satisfied by the issuance of 164,474 restricted shares of our common stock. The purchase agreement requires the Company to pay the seller a royalty of 10% of future gross revenue of the software, up to a maximum of $1,000,000, over a 5 year period. In parallel, the Company entered into an agreement with Multi-Hexa Laval Inc. for the distribution of Markus 360 in Canada.

b)

On February 16, 2005, the Company entered into a Purchase Agreement with eighteen institutional and accredited investors (the "Investors") under the terms of which the Company agreed to issue Units consisting of (i) an aggregate of $4,675,000 of the Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of the Company's Common Stock, par value $0.00001 per share, (ii) Series E warrants to purchase an aggregate of 5,394,202 shares of Common Stock (subject to adjustment) for a period of five years at an exercise price of $.75 per share (subject to adjustment); and (iii) Series F warrants to purchase an aggregate of 1,798,042 shares of Common Stock (subject to adjustment) for a period of one year at an exercise price of $.70 per share (subject to adjustment).

C-Chip Technologies Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

c)

On February 22, 2005, the Company announced the acquisition of Chartrand Laframboise Investigation ("CLI") of Montreal Canada, and all businesses related to CLI, including Commercial Business Bureau Inc. The purchase price was $3,000,000CND (US$2,439,000) and a US$1,394,000 convertible debenture with a coupon of 9% and a 5 year maturity date. At the option of the holders, the debenture is convertible into 1,700,000 shares of our common stock at price of $0.82 per share.

ITEM 2.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview of our Business

Since our acquisition in January 2003 of a technology designed to enable users to remotely access, control and manage different type of equipment, our operations are in the risk management field.

In February 2004, to ensure that we would also be able to provide risk management services to businesses and institutions, we purchased Canadian Security Agency (2004) Inc. ("CSA"), a private Montreal-based business established in 1984 that offers security services to large and medium-sized corporate accounts. Our security services now include guards, surveillance, investigation, undercover and electronic monitoring operations. This is a business segment that provides stable and recurring revenues and, by having access to an already established clientele, we believe it offers our company potential cross marketing opportunities for the security solutions that we have developed and are now beginning to market. This is a business strategy that we intend to pursue further.

Currently, the security industry is estimated to be generating $100 billion in revenue in North America alone, growing at annual rate of 15% per year according to industry experts. With thousands of companies presently in operations, the security industry is highly fragmented and, in our view, prone to consolidation. We have already concluded two acquisitions in 2005, one pertaining to the purchase of certain assets, essentially a risk management software solution, the other being a marquee name in the Canadian security industry. We have also identified different other potential acquisitions in the security sector and we are currently in discussions with a number of interesting candidates to conclude a transaction. Any acquisitions related announcements will be made public when, in our opinion, a transaction has been secured.

To that effect, on February 16th 2005, we announced the conclusion of private placement of $4.675 million with eighteen institutional and other accredited investors. To complete the financing, we issued to investors a senior secured convertible debenture carrying an initial coupon of 9%. The debenture is payable over 24 months in cash or in shares at a discount of 15% to market price and, at the option of holders, can be converted at any time into common shares at a fixed price of $0.65 par share. As part of the private placement, we also issued to investors warrants to purchase an aggregate of 5,394,202 shares of our common stock for a period of five years at an exercise price of $0.75 per share; and warrants to purchase an aggregate of 1,798,042 shares of our common stock for a period of one year at an exercise price of $0.70 per share. This new capital provides our Company the initial means to begin implementing our acquisition strategy in the risk management industry.

In January 2005, this acquisition strategy was initiated with the purchase of Markus 360, an asset management software solution designed to control and monitor the movement of assets within one or many premises. As partial consideration, we paid $125,000 for Markus 360 which was satisfied by the issuance of 164,474 restricted shares of our common stock and we agreed to pay the seller a royalty of 10% based the future on gross revenue of the software, up to a maximum of $1,000,000 over a 5 year period. In parallel, we also entered into an agreement with Multi-Hexa Laval Inc. for the distribution of Markus 360 in Canada.

Initially developed for transport companies, Markus 360 offers a total solution for asset management. Easy to use, Markus 360 provides businesses and institutions with an instantaneous global view of their equipment and other fixed or moveable assets such as tools and inventory, on or off premises, even in transit. It provides users with a detailed inventory display and offers the history of any goods, tools or equipment, by employee, department or project. While not material to our overall operations, we believe the acquisition of Markus 360 will contribute to accelerate the development and marketing of another asset management solution using wireless communications and RFID technology which we are currently developing. The later will provide businesses and institutions a cost-effective solution to control, manage and monitor in real-time the movement of assets and personnel within one or many premises with alert notification in case of exception. We expect such risk management solution will find significant applications in the security industry.

Of potentially more significance in the short term, on February 22nd 2005, we announced the acquisition of Chartrand Laframboise Investigation ("CLI"), one of Canada's leading investigation firms. As consideration for the acquisition for all businesses related to CLI, including the Commercial Business Bureau Inc., we agreed to pay $3 million Canadian cash (US$2,439,000) and issued to the sellers a convertible debenture of US$1,394,000 carrying a coupon of 9% with a 5 year maturity date. At the option of holders, the said debenture is convertible into 1,700,000 shares of our common stock at price of $0.82 per share. In parallel, we also entered into employment agreements with the principals of CLI. It's President and Chief Executive Officer, Mr. Jean Talbot, has agreed to a minimum term of 18 months, whereas it's Chairman of the Board and Chief Operating Officer, Mr. Louis Laframboise has agreed to a minimum term of 36 months.

Founded in 1986, CLI is now considered the standard in the field of investigative services in Canada. CLI`s track record is outstanding and includes over one thousand satisfied clients. As leader in the industry, CLI has for objective to remain the authority in private investigation and security by providing clients specialized and customized services to ensure their global protection. CLI's principal services include investigation, surveillance, undercover agents, background verification, business intelligence and labor management conflict. CLI is one of the major partners of Investigations Canada whose expertise is available throughout Canada, with 9 partners, 25 locations and over 200 private investigation and security professionals. We plan to draw on CLI and its outstanding management to lead our foray in the security industry. The mandate of CLI is clear: Growth through acquisitions starting from East to West and then, from North to South.

To determine suitable candidates, our management is following the criteria set forth below:

*	Strength of management

*	Actual revenues and profitability

*	Market leadership and reputation

*	Extent and quality of relationship with customers

*	Potential synergies and cross-marketing opportunities

*	Acquisition price representing a minimum discount of 100% to its value when in a public entity

We are targeting on one side companies offering well-established security services for their ability to provide stable and recurring revenues and profits and, on the other side, companies providing new and innovative security solutions with a rapidly growing revenue base and offering the potential for substantial growth ahead. We believe this strategy is the one most likely to maximize the value of our shareholders.

Our Security Services

Since 9/11 and its aftermath, world events have reinforced our opinion that the security industry offers significant opportunity for growth and our goal is to quickly attain a leading position within this industry, both from internal growth and through acquisitions.

As a first step, in February 2004, we purchased CSA a private Montreal-based business established in 1984 that provides security services to corporations and public institutions. Albeit small, CSA has built a solid reputation for the quality of its services with clients in both the private and public sectors. While CSA can offer its clients a wide range of security services under different agreements with third parties, most of its business is derived from the provisioning of security officers.

With our recent acquisition of CLI, we can now offer our clients a wide portfolio of security services, including security officers, investigation, surveillance, business intelligence, background verification and labor management conflict. In all, we currently have approximately 100 full-time employee, about 50 other available on as needed basis and we have access to wide range of resources in North America and abroad.

Security Officers

We currently employ over sixty five security officers assigned for the most part in office buildings, commercial and industrial centers. Their mission consists of providing quality protection services, combined with courteous customer service to our clients. Our security officers all possess the necessary qualifications to work with complex and multi-purpose high-tech security systems.

Investigations

Our security services also involve the provisioning of highly specialized expert investigators with long-standing experience in the art of investigation and research. We can offer our clients with external investigations, internal investigations and other related services. The external investigations include fraud, insurance and workers' compensation, in-house theft, productivity problems, inventory protection and drug trafficking. The internal investigations are mainly concerned with research, pre-employment checks, criminal files and due diligences.

Since our acquisition of CSA results have been essentially as expected. Through a series a measure to lower cost and improve customer services initiated in the spring of 2004, we are now seeing growth in revenue and improved profitability. Our security service is a business segment where we intend to achieve significant growth, both internally and through acquisitions. Our recent acquisition of CLI was a first step in that direction and other are likely to follow.

Our Security Solutions

The security solutions that we have developed and that we are currently introducing to the market on a commercial basis are within the "telemetric" field. Within this business segment, our focus is on the development of technological solutions designed to provide business users risk management tools to monitor, protect and increase the safety of remote assets. Our current solutions are related to the automotive sector but our technology could also be applied to other type of assets such industrial equipment or office products.

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

Essentially, we develop solutions which use integrated wireless communications, RFID technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control, manage and monitor remote assets.

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

  The FALCON Series: This product is specifically design for automotive goods. It is also a wireless anti-theft device that uses RFID technology to identify authorized users. RFID technology enables the identification of authorized users through the use of radio frequency. A transponder is attached to the key chain that talks to wireless switches. If the transponder does not talk to the switches, the car will not start. Switches can be installed to the starter, fuel pump, transmission, ignition, doors lock, or any combination thereof. As wireless links are used, they are virtually impossible to locate since they can be installed almost anywhere in the vehicle.

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

In terms of actual achievements, our security solution business segment produced disappointing results in the quarter ended December 31, 2004. Different reasons accounted for our lack of performance in this segment. First, it has become apparent that our distribution model which is based on agreements with third parties does not work as effectively as our management had anticipated. To rely on third parties whose priorities and objectives are not necessarily synchronized with ours is not most effective. Further, our sales in this segment are generally made at high levels of decision and we believe the best way to handle the process is with direct account executives. Although initially more expensive as there is an immediate impact on our direct cost, we believe the building a small but effective direct sales team will lead to much improved results. In time, as we begin leveraging the existing clientele of security service business and develop cross-selling opportunities, we believe this can only lead to much better results.

Second, where we had potentially substantial orders, as our Company was beginning shipments, we encountered technical difficulties impacting on the long term reliability of our products. As opposed to deliver products which may have proved later to be faulty and, given the difficulty and expenses related with the replacements of installed units, our management took the conscious decision of stopping shipments until the technical issues identified were corrected. This along with customization requirements from potentially important customers has seriously limited our capacity to generate meaningful revenue in the said period. As other emerging companies, we are finding that our sales force has a tendency to market solutions in development as opposed to current and available products, all causing delays in our ability to deliver actual results.

Definitive measures to improve our sales and marketing approach and our ability to deliver product solutions of the highest quality are now being implemented and, although we are now on the right track, we expect that the above issues will continue to impact our results in the current quarter. These measures have included last January the appointment of Mr. Guy Chevrette as Chief Operating Officer of our Company. Mr. Chevrette brings to us more than 20 years of management and business development experience in the high-technology sector. He is a seasoned business executive with a strong technical background in information technology applied to wireless data communication used to improve enterprise asset management. Mr. Chevrette now oversees product development, production and testing, as well as marketing and sales of our current solutions in the security sector. We believe the addition of Mr. Chevrette to our management team will be extremely helpful toward the attainment of our future success.

On the positive side, despite the difficulties we encountered, our customers have been most comprehensive and have in fact reacted positively to the way our Company has handled the situation. We can now safely say that our current solutions geared toward the financial industry have certainly passed the stage of commercial proof of concept. This reflected by strong indications of interest toward our solutions from potentially large customers and, as soon as our Company has corrected still outstanding issues, substantial revenue are expected to be achieved from our security solutions.

Results of Operations

Our revenue for the three and six months ended December 31 2004 was $548,861 and $1,188,891. C-Chip technology products accounted for revenue of $43,305 and $195,342 compared to $148,036 and $148,036 in 2003. Service revenues from CSA were $505,553 and $993,549 for the three and six months ended December 31, 2004. Gross margin for the three and six months ended December 31 2004 was $184,644 and $368,074. Our net loss for the three and six months ended December 31, 2004 was $598,562 and $1,280,083 (2003 - $605,634 and $2,311,732). We remain a development stage company with a prime focus on commercializing technology acquired in 2003.

Operating expenses for this quarter were $777,779 compared to $687,223 for the same period in 2003. Selling, General and Administration expenses, which exclude stock based compensation of $183,850 compared to $118,005 in the prior year period, were $387,444 compared to $518,576 reflecting reduced marketing and consulting expenses. Research and development expenses for the three months ended December 31 2004 were $159,881 compared to $6,526 in 2003. Due to the nature of our emerging business none of the 2004 results are indicative of future results.

Financial Condition, Liquidity and Capital Resources

The Company is engaged in the development and the marketing of security products and providing security services through Canadian Security Agency (2004) Inc. Operations have been financed primarily from cash on hand from the sale of common shares.

As of December 31 2004 we had working capital of $800,324 compared to $1,567,254 at June 30, 2004. Net cash used for operations during the six months ended December 31, 2004 was $732,469 (2003 - $532,657). The decrease in working capital was largely due to a decrease in cash of $1,030,940, repayments of the credit line of $96,151 and increases in accounts receivable and other assets of $24,153 and $62,315, respectively. As of December 31 2004 our current liabilities were $673,504 compared to $850,283 at June 30, 2004. Of the amounts owed by us December 31 2004, a total of $138,320 ($230,726 at June 30 2004) was due to related parties.

Net cash used for operations during the six months ended December 31 2004 was $732,469 (2003 - $532,657). Capital assets of $12,506 were acquired during the period (2003 - $6,681). Operations and capital additions were funded from cash on hand ($1,561,020), payment received on Note receivable ($71,090), and proceeds from exercise of stock options of $147,293.

As of December 31 2004, our Company's total assets were $2,029,695. This compares with our Company's assets of $3,053,936 at June 30, 2004. The decrease in our total assets was primarily attributable to loss from operations.

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

PART II

ITEM 2.     CHANGES IN SECURITIES

No securities were sold by us without registration during the period from September 30, 2004 to December 31, 2004:

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit No.	Document

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b)   Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 13th day of October, 2004, we reported the results for the fiscal year ended June 30, 2004.

On the 22nd day of October, 2004, we reported Claude Pellerin resigned from C-Chip Technologies Corp. as Vice-President of the company.

On the 12th day of November, 2004, we reported that we have entered into a Letter of Intent with Broadfield Partners to form a comprehensive alliance for the distribution of C-Chip products in Europe.

On the 24th day of November, 2004, we reported the security solutions attracted significant interest at the SEMA show (Specialty Equipment Market Association) held in Las Vegas November 2 through November 5.

On the 24th day of November, 2004, we reported results for the first quarter ended September 30, 2004.

On the 3rd day of December, 2004, we reported we have entered into a strategic partnership with Rent Centric, Inc., a leader in the provisioning of software solutions to the car rental industry.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February 2005.

C-CHIP TECHNOLOGIES CORPORATION
(Registrant)

BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer