Form 10QSB
period 2005-03-31
C-CHIP TECHNOLOGIES CORP
filed 2005-06-17
CIK 1125051

=====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=====================================================================================

PART I.

ITEM 1. - Financial Statements

C-Chip Technologies Corporation
(A Development Stage Company)
Consolidated Financial Statements
March 31, 2005

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31 2005 $ (unaudited)	June 30, 2004 $ (audited)
ASSETS
Current Assets
Cash and cash equivalents	1,331,483	1,561,020
Accounts receivable, net of allowance for doubtful accounts of $86,876 and $5,805, respectively	2,897,597	237,384
Other receivables (Note 6)	1,036,892	-
Inventories	962,114	155,680
Note receivable from a related party (Note 8(b))	388,546	417,899
Prepaid expenses	183,522	45,554

Total Current Assets	6,800,154	2,417,537

Long-term Investments (Note 9(d))	82,672	-
Property and Equipment (Note 7)	795,537	82,274
Intangible Assets (Note 4)	4,142,898	447,125
Goodwill (Note 4)	9,384,622	107,000
Deferred Financing Costs	441,173	-
Total Assets	21,647,056	3,053,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,395,654	165,362
Bank loan (Note 9)	279,514	221,490
Line of credit	1,511,724	-
Accrued liabilities (Note 6)	1,714,215	232,705
Current portion of long-term debt	195,852	-
Due to related parties (Note 8(a))	242,892	230,726

Total Current Liabilities	5,339,851	850,283

Deferred Income Taxes	3,531	-
Long-term Debt (Note 10)	3,392,249	-
Non-controlling Interest	17,063	-

Total Liabilities	8,752,694	850,283

Contingencies and Commitments (Notes 1 and 15)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 52,443,863 and 39,595,803 shares issued and outstanding, respectively	524	396

Additional Paid-in Capital	22,585,696	8,536,780

Deferred Compensation	-	(25,974)

Accumulated Other Comprehensive Income (Loss)	(386,541)	9,860

Deficit	(9,305,317)	(6,317,409)

Total Stockholders' Equity	12,894,362	2,203,653

Total Liabilities and Stockholders' Equity	21,647,056	3,053,936

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005 $	2004 $	2005 $	2004 $
Net Revenue

Product	1,417,154	420,726	1,612,496	568,762
Service	700,536	-	1,694,085	-

Total Revenue	2,117,690	420,726	3,306,581	568,762

Cost of Revenue

Product	956,487	272,784	1,061,086	339,231
Service	506,792	-	1,223,010	-

Total Cost of Revenue	1,463,279	272,784	2,284,096	339,231

Gross Margin	654,411	147,942	1,022,485	229,531

Operating Expenses

Depreciation and amortization	121,500	44,586	214,538	132,818
Selling, general and administrative	1,091,645	527,423	1,928,999	1,172,394
Acquired in-process research and development	386,749	-	386,749	-
Research and development	246,850	132,479	442,475	190,540
Stock based compensation (1)	479,338	133,022	990,897	297,606

Total Operating Expenses	2,326,082	837,510	3,963,658	1,793,358

Loss from Operations	(1,671,671)	(689,568)	(2,941,173)	(1,563,827)

Other (Income) and Expenses

Financial expense	62,156	8,459	72,736	10,856
Other income	(27,089)	-	(27,089)	-
Debenture accretion	8,734	-	8,734	16,625
Discount on conversion of debt	-	-	-	1,418,451

Net Loss Before Income Tax Benefit	(1,715,472)	(698,027)	(2,995,555)	(3,009,759)

Income Tax Benefit	(7,732)	-	(7,732)	-

Net Loss Before Non-controlling Interest	(1,707,740)	(698,027)	(2,987,823)	(3,009,759)

Non-controlling Interest	85	-	85	-

Net Loss	(1,707,825)	(698,027)	(2,987,908)	(3,009,759)

Comprehensive Loss (Note 14)	(1,813,386)	(695,355)	(3,384,308)	(3,007,087)

Net Loss Per Share - Basic and Diluted	(0.04)	(0.02)	(0.07)	(0.09)

Weighted Average Shares Outstanding	41,300,000	34,450,000,	40,400,000	31,820 ,000

(1) Stock based compensation is excluded from the following:
Selling, general and administration	479,338	133,022	990,897	297,606

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	For the Nine Months Ended March 31,
	2005 $	2004 $
Cash Flows To Operating Activities
Net loss	(2,987,908)	(3,009,759)
Adjustments to reconcile net loss to cash
Stock based compensation	990,897	297,606
Expenses settled with issuance of common shares	-	203,200
Discount on conversion of debt	-	1,418,451
Depreciation and amortization	214,538	132,818
Amortization deferred financing costs	624	-
In-process research and development	386,749	-
Non-controlling interest	85	-
Accretion of debenture	8,734	16,625
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(891,386)	4,652
(Increase) in prepaid revenue	-	(3,482)
Decrease (increase) in inventory	164,473	(66,410)
(Increase) in other receivable	(23,037)	-
Decrease (increase) in prepaid and other assets	41,881	(32,548)
Increase in accounts payable and accrued liabilities	131,442	48,365
Net Cash Used In Operating Activities	(1,962,908)	(990,482)
Cash Flows From Investing Activities
Acquisition of companies, net of cash acquired	(2,689,195)	-
Bank indebtedness assumed in business acquisition	-	(283,740)
Purchase of property and equipment	(37,953)	(13,122)
Payment received on note receivable	29,353	-

Net Cash Used in Investing Activities	(2,697,795)	(296,862)

Cash Flows From Financing Activities
Increase (decrease) in related party payables	12,166	(19,281)
Deferred financing costs related to Senior Convertible Debenture	(413,681)	-
Proceeds from Senior Convertible Debenture	4,675,000	-
Financing costs related to issuance of common shares	-	(82,319)
Borrowing on bank credit line	323,456	-
Proceeds from issuance of common shares, net	-	1,630,499
Proceeds from exercise of stock options	197,311	108,319
Net Cash Provided by Financing Activities	4,794,252	1,637,218

Effect of Exchange Rate Changes on Cash	(363,086)	-

(Decrease) Increase in Cash	(229,537)	352,546
Cash - Beginning of Period	1,561,020	8,505
Cash - End of Period	1,331,483	361,051

Non-Cash Financing and Investing Activities
Issuance of common shares for Avensys business acquisition	7,967,908	468,000
Issuance of convertible debt for CLI business acquisition	1,380,543	-
Issuance of common shares for technology acquisition	125,000	-
Issuance of stock options for debt settlement	119,043	-
Supplemental Disclosures
Interest paid	18,375	25,350
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

On January 7, 2003 the Company acquired assets and intellectual property. It then changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation.

On February 17, 2004, the Company acquired Canadian Security Agency (2004) Inc., (" CSA" ) a company providing guard and security services. (Refer to Note 4).

The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, " Development Stage Companies" .. The Company has achieved significant revenue from acquired companies as described below. The companies acquired during the three months ended March 31, 2005 have significant operations which involve security services and products.

On February 28, 2005, C-Chip Technologies Corporation (the "Company") acquired through its wholly owned subsidiary corporation, 6327915 Canada, Inc., 100% of the outstanding shares of 9151-3929 Quebec Inc., ("Quebec") and 3826961 Canada Inc. ("Canada"). Quebec and Canada collectively own 100% 3428249 Canada Inc. 3428249 Canada Inc. owns 100% Chartrand Laframboise Inc. a company specializing in the security field and 100% of 9126-7641 Quebec Inc., a corporation specializing in the credit management and verification. Collectively, Quebec, Canada, 3428249 Canada Inc., Chartrand Laframboise Inc., and 9126-7641 Quebec Inc. are hereinafter collectively referred to as "CLI". (Refer to Note 3(a)).

On February 28, 2005 the Company acquired Avensys Inc. (" Avensys" ), a company incorporated under Part IA of the Companies Act (Quebec) in Canada. Avensys is a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments.

The Company' s assets and operations at March 31, 2005 are located in Quebec, Canada.

The Company' s shares trade on the NASD OTC Bulletin Board under the symbol CCHI.

The Company has experienced significant operating losses since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has funded itself through issuance of shares or by loans from shareholders and/or directors. During the next twelve months the Company plans to fund its operations through cash on hand, the sale of security services and the sale of products. If profitable operations are not achieved, additional financing will be required to pursue the Company' s business plan. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

	a)	Fiscal Year

The Company' s fiscal year-end is June 30.

	b)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

	c)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiary, Fizians Inc. of which Avensys owns 70% of its outstanding shares. b) 100% of 6327915 Canada, Inc., 9151-3929 Quebec Inc., 3826961 Canada Inc., 3428249 Canada Inc., Chartrand Laframboise Inc. and 9126-7641 Quebec Inc., (collectively the " CLI Group" ) c) 100% of Canadian Security Agency (2004) Inc. Operating results for the CLI Group and Avensys are included from the date of acquisition of February 28, 2005. All inter-company accounts and transactions have been eliminated.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Long-Lived Assets

In accordance with SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	f)	Foreign Currency Transactions/Balances

The Company's reporting currency is the U.S. dollar and its functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, " Foreign Currency Translation" .. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss.

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

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" .. The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, " Share Based Payment" .. SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-Based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Recent Accounting Pronouncements (continued)

SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, " Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" .. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans" .. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The Company is evaluating the impact of adopting this standard on the Company' s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

	i)	Financial Instruments and concentrations

Financial instruments include cash, bank loans, accounts receivable, note receivable, accounts payable, accrued liabilities, and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, " Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

	k)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company' s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 " Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

During the three and nine month periods ended March 31, 2005, the Company granted 1,466,600 and 3,121,556 stock options, respectively, pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.933 per share. Stock options granted to non-employees totalled 1,126,556 of which 956,556 have vested. Stock options granted to employees vest over a period of one year.

The fair value of the options granted during the periods was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.59%, expected volatility of 143.73%, an expected option life of 3.39 years and no expected dividends. The weighted average fair value of options granted was $0.67 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $418,596 and $935,043, for the three and nine months ended March 31, 2005, respectively.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Stock-Based Compensation (continued)

During the three and nine-month periods ended March 31, 2005, the Company recognized stock-based compensation for non-employees in the amount of $479,338 and $842,897, respectively. The Company also recognized stock based compensation of 148,000 related to contingent consideration for the acquisition of Canadian Security Agency (2004) Inc. (Refer to Note 3(c)).

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Three months ended March 31,		Nine months ended March 31,
	2005 $	2004 $	2005 $	2004 $

Net loss - as reported	(1,707,825)	(698,027)	(2,987,907)	(3,009,759)
Add: Stock-based compensation expense included in net loss - as reported	479,338	133,022	990,897	297,606
Deduct: Stock-based compensation expense determined under fair value method	(897,934)	(246,573)	(1,925,940)	(630,097)

Net loss - pro forma	(2,126,421)	(811,578)	(3,922,950)	(3,342,250)

Net loss per share (basic and diluted) - as reported	(0.04)	(0.02)	(0.07)	(0.09)

Net loss per share (basic and diluted) - pro forma	(0.05)	(0.02)	(0.10)	(0.10)

l)	Revenue Recognition

The Company' s C-Chip technology is still in the development stage and has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. Commercial product sales are recorded when shipped as part of a sales agreement, usually by customer purchase order. Certain product sales contain a small charge for after sales service for up to one year; such amounts are deferred and recognized as revenue when earned. Products carry a one-year replacement warranty and the level of actual warranty expense has not been material.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (" SAB 104" ), " Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Revenue Recognition (continued)

Sales of security services commenced on the acquisition of Canadian Security Agency (2004) Inc. on February 17, 2004. Clients are provided security services with revenue recognized as services are performed.

The CLI Group recognizes revenue for service contracts as the services are performed using a proportional performance model. Revenues from investigation contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. Progress is generally based upon man-hours or costs incurred based upon the appropriate method for the type of job.

Avensys Inc. recognizes revenues when goods are shipped and the risks and rewards have transferred to customers. Revenues are recorded net of rebates, discounts and sales returns. Avensys and its 70% owned subsidiary, specialize in developing, manufacturing and installing control and monitoring remote security solutions.

The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company' s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

	m)	Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation using the following methods and applying rates estimated to amortize the cost over the useful life of the assets:

Computer equipment	Straight-line and declining balance	30%-33 1/3%
Furniture and fixture	Straight-line and declining balance	20%
Leasehold improvements	Straight-line	5 to 8 years
Surveillance equipment	Declining balance	30%
Communication equipment	Declining balance	20%
Laboratory equipment	Straight-line and declining balance	20%
Automotive equipment and software	Declining balance	30%
Machinery and office equipment	Declining balance	20%

n)	Inventory

Inventory consists of finished products available for sale to customers and components. Inventory is valued at the lower of cost and net realizable value. Cost is determined on a weighted average cost basis.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	o)	Intangible Assets

An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Intangible assets with definite lives are reported at cost, less accumulated amortization. The Company does not have any identified intangible assets with a finite life. Acquired in-process research and development is charged to operations in the period of acquisition. The Company provides for amortization on a straight-line basis over the following periods:

Customer lists	10 years
Licenses, patents and trademarks	4-6 years
Non-compete agreements	4 years

p)	Acquired Goodwill

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

q)	Deferred financing costs:

Costs relating to long-term debt are deferred and amortized over the term of the related debt facilities.

r)	Research and development expenses and tax credits

Research and development expenses are expensed as they incurred. Research and development tax credits are accounted for as a reduction of the income tax provision during the year in which the costs are incurred, provided that the Company is reasonably certain that the credits will be received. The investment tax credits must be examined and approved by the tax authorities and it is possible that the amounts granted will differ from the amounts recorded.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	s)	Contingent consideration

In connection with the Company' s acquisition of Canadian Security Agency (2004) Inc., if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company' s common stock now held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition

In accordance with SFAS No. 141, Business Combinations (" SFAS 141" ), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill

In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (" EITF 95-8" ) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	t)	Income Tax

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

	u)	Shipping and Handling Costs

The Company' s shipping and handling costs are included in cost of sales.

	v)	Reclassifications

Certain reclassifications have been made to the prior period' s financial statements to conform to the current period' s presentation.

	w)	Interim Financial Statements

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

3.	Business Combinations

On February 28, 2005, the Company acquired two businesses. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. In accordance with SFAS No. 141 > ' Business Combinations' ' , the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the security industry. In accordance with SFAS No. 142, " Goodwill and Other Intangible Assets" , goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

2005

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

	a)	CLI

In February 2005, the Company acquired, through its wholly owned subsidiary corporation, 6327915 Canada, Inc., all of the outstanding shares of 9151-3929 Quebec Inc., ("Quebec") and 3826961 Canada Inc. ("Canada"). Quebec and Canada collectively own 100% of 3428249 Canada Inc. 3428249 Canada Inc. owns 100% of Chartrand Laframboise Inc. a company specializing in the security field and 100% of 9126-7641 Quebec Inc., a corporation specializing in the credit management and verification. Quebec, Canada, 3428249 Canada Inc., Chartrand Laframboise Inc., and 9126-7641 Quebec Inc. (hereinafter collectively referred to as "CLI") were purchased for a total consideration of $3,859,611 including acquisition costs of $42,817. The acquisition costs were accounted for as a purchase price adjustment to goodwill.

The purchase price was $2,436,251 (CND$3,000,000) in cash and a $1,380,543 (CND$1,700,000) Secured Convertible Debenture with interest of 9% payable quarterly and maturing in five years. At the option of the holders, but not before the sixth month following the closing date, the debenture is convertible into 1,700,000 shares of the Company' s common stock at price of $0.82 per share. The debenture is secured by the universality of all of the moveable property of the wholly-owned subsidiary, 3428249 Canada Inc.

CLI' s principal services include investigation, surveillance, undercover agents, background verification, business intelligence, security consulting and labor management conflict.

The purchase price was allocated to the following assets and liabilities:

$

Current assets	578,224
Property and equipment	192,340
Non-compete agreement	574,133
Customer lists	380,811
Current liabilities	(341,280)
Bank indebtedness	(43,809)
Long-term debt - current portion	(74,829)
Long-term debt	(5,411)
Other liabilities	(19,757)
Excess purchase consideration (goodwill)	2,576,372

3,816,794

The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of CLI. During the three months ended March 31, 2005, the Company adjusted the net tangible assets acquired and increased goodwill by approximately $235,000 due to purchase price adjustments.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

Net Tangible Assets

The acquisition cost has been allocated to the assets and liabilities according to their estimated fair value at the acquisition date.

Amortizable Intangible Assets

The customer list consists of information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow approach was used to estimate the fair value of the customer list, more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer list on a straight-line basis over the remaining estimated useful life of ten years.

The non-compete agreements represent an agreement by the seller to refrain from competing with the Company. The agreement normally restrict the seller from competing in the same line of business for a certain period of time. The comparative business valuation method was used to estimate the fair value. This approach assumes that in the absence of such agreement, the sellers would be free to compete and take business away, thus reducing sales and profitability. The Company is amortizing the fair value of the non-compete agreements on a straight-line basis over the remaining estimated life of four years.

	b)	Avensys Inc.

On February 28, 2005, the Company completed its acquisition of Avensys Inc. (" Avensys" ). The acquisition resulted in the issuance of 10,400,002 restricted shares of the Company' s common shares having a fair value of $0.75 per share and a total value of $7,800,000 (before discounting as discussed below) in exchange for 15,746,369 shares of Avensys which constituted all of the issued and outstanding common stock of Avensys. The Company also purchased and cancelled all of the outstanding Avensys stock options for a total of $312,652 (CND$385,000). The beneficiaries of the options received $187,592 (CND$231,000) on February 28, 2005 and will receive the balance of $124,970 (CND$154,000) on or before December 31, 2005. The Company issued 427,432 restricted shares of common stock as a finder's fee to an unrelated party. The Company incurred direct costs associated with the acquisition of $45,000 (CND$55,413). The total value of the cancelled stock options, finders fee and direct costs were accounted for as purchase price adjustments to goodwill. The 10,400,002 restricted shares are to be released from escrow over the next eighteen months. As a result the value of restricted stock paid was discounted in the amount of $166,414.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

b)	Avensys Inc. (continued)

Avensys offers leading edge fiber optics sensor technology to monitor a variety of environments, including air, water, soil as well as buildings and infrastructures. Avensys specializes in providing solutions to monitor different types of environments, solving environmental monitoring problems, from micro scale in-building sensing systems to macro scale wireless landslide and flood warning systems in different countries, covering air, water and soil as well as the security of materials and infrastructures, employing a wide range of technologies including Optical Fiber Sensing Technology.

The purchase price was allocated to the following asset and liabilities:

$

Current assets	3,499,635
Fixed assets	523,898
Customer list	701,621
Other assets	101,511
Current liabilities	(2,358,108)
License agreements	2,085,357
In-process research and development	386,749
Bank Indebtedness	(1,202,483)
Long-term debt - current portion	(122,829)
Long-term debt	(1,453,966)
Other liabilities	(16,678)
Goodwill	5,488,879

7,633,586

The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of Avensys.

Net Tangible Assets

The acquisition cost has been allocated to the assets and liabilities according to their estimated fair value at the acquisition date.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

	b)	Avensys Inc. (continued)

Amortizable Intangible Assets

Customer list represents information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow method was used to estimate the fair value of the customer list, more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer list on a straight-line basis over the remaining estimated useful life of ten years.

License agreements represent a combination of processes, patents, and trade secrets that were used for existing and in-process technology. These intangible assets were valued using the income approach method. This method estimates fair value based on the earnings and cash flow capacity of an asset. The Company is amortizing the fair value of these assets over the remaining estimated useful life of six years on a straight-line basis.

Acquired In-process Research and Development

Of the total purchase price, $386,749 has been allocated to in-process research and development (" IPR&D" ) and was charged to operations in March 2005. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Avensys had multiple IPR&D efforts under way for certain current and future product lines. These efforts included physical sensors, interrogation units, chemical sensors and limnimeters. In applying the discounted cash flow method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to property and equipment, working capital, and other assets that provide value to the product lines.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

	b)	Avensys Inc. (continued)

Pro Forma Results

The following pro forma financial information presents the consolidated results of operations of the Company and the CLI Group and Avensys acquisitions as if they had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Three months ended		Nine months ended
	March 31,		March 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
	$	$	$	$

Net revenues	3,946	4,053	11,837	11,464
Net loss	2,129	1,104	4,839	3,457
Net loss per share (basic and diluted)	(0.04)	(0.02)	(0.09)	(0.08)

c)	Canadian Security Agency (2004) Inc.

On February 17, 2004 the Company acquired all the issued and outstanding shares of Canadian Security Agency (2004) Inc. (" CSA" ) in exchange for 1,600,000 restricted common shares of the Company. CSA is in the business of providing guard and security services in Montreal, Canada. Pursuant to the terms of the acquisition agreement, 600,000 shares were released on closing and 1,000,000 shares were held in escrow as contingent consideration related to revenue targets and repayment of a note receivable. The note receivable, originally in the amount of $473,271, is due from the seller on or before February 17, 2005. The released shares were recorded at their fair value of $468,000. The Company used the purchase method of accounting for the CSA acquisition as at February 17, 2004 based on management' s best estimate of fair values.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

	c)	Canadian Security Agency (2004) Inc. (continued)

The purchase price was allocated to the following assets and liabilities:

$

Note receivable	473,271
Accounts receivable	149,328
Advances from the Company	(203,897)
Property and equipment	8,347
Bank indebtedness	(93,567)
Accounts payable	(74,488)
Accrued liabilities	(176,846)
Goodwill	385,852

468,000

The Company performed an annual impairment assessment of the carrying value of the goodwill recorded in connection with the CSA acquisition in June 2004 as required under SFAS No. 142. In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner as that which is utilized to estimate the amount of goodwill recognized in a business combination.

The Company estimated the fair value of its CSA reporting unit primarily using the discounted cash flow method. The discounted cash flows for CSA were based on discrete five year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company' s Board of Directors.

Upon completion of the June 2004 annual impairment assessment, the Company determined the carrying value of the CSA reporting unit exceeded its estimated fair value. As a result, the Company charged operations with a goodwill impairment loss of $278,852 in the final quarter of fiscal 2004.

The primary factors resulting in the impairment charge were: (i) the loss of some customers due to consolidation in the industry and new ownership of CSA which affected both the Company' s operations at that time and its expectations with respect to future revenue, (ii) lower revenue growth projections based on performance to date.

Accounting for Contingent Consideration

In connection with its acquisition of Canadian Security Agency (2004) Ltd., the Company reserved additional shares of its common stock for issuance to a former shareholder of the acquired company upon satisfaction of certain future internal performance goals.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

3.	Business Combinations (continued)

	c)	Canadian Security Agency (2004) Inc. (continued)

The following table presents activity in the Company' s common stock reserved for issuance upon satisfaction of future internal performance goals related to the purchase of CSA:

Shares #

Balance at June 30, 2004	700,000
Shares reserved for certain future internal performance goals	-
Shares earned - valued at $148,000	(200,000)
Shares cancelled	-

Balance at March 31, 2005	500,000

The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals of CSA and payment received to reduce the note receivable (Refer to Note 7(b)):

$

Allocation of contingent consideration earned	148,000

Goodwill	-
Stock-based compensation expense	148,000
Deferred compensation	-

Total	148,000

See Note 2(s) for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

4.	Asset Acquisition

On January 21, 2005, the Company acquired the assets related to Markus 360 including the Source Code, the intellectual property, the trademark and all customers. The purchase price was $125,000 paid with 164,474 restricted common shares of the Company. In parallel, the Company entered into a distribution agreement with Multi-Hexa Laval Inc. which will receive 10% royalties of each gross sale of the software up to a maximum of $812,084 (CND$1,000,000) for the Intellectual property. The Company conceded an hypothec on all the rights related to the software, up to an amount of $243,625 (CND$300,000) in royalties and will need to be executed within the five years following the closing date. In case of default all the rights in the software will retrocede to Multi-Hexa Inc. without compensation.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

5.	Goodwill and Purchased Intangible Assets

The following table presents details of the Company' s purchased intangible assets with definite lives:

	Cost $	Accumulated Amortization $	March 31, 2005 Net Book Value $ (unaudited)	June 30, 2004 Net Book Value $ (audited)

Licenses, patents and trademarks	2,197,241	101,974	2,095,267	52,290
Technology	699,285	287,120	412,165	394,835
Non-compete agreements	574,133	12,000	562,133	-
Customers lists	1,082,433	9,100	1,073,333	-

Total other assets	4,553,092	410,194	4,142,898	447,125

Amortization during the period			173,610	162,520

Amortization expense of purchased intangible assets included in operating expenses are as follows:

	Three months ended March 31, $		Nine months ended March 31, $
	2005	2004	2005	2004
	$	$	$	$

Amortization expense of purchased intangibles	92,350	40,630	173,610	121,890

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

2005	$199,570
2006	794,920
2007	754,485
2008	632,400
2009	574,933
Thereafter	1,186,590

$4,142,898

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

5.	Goodwill and Purchased Intangible Assets (continued)

The changes in the carrying amount of goodwill during the nine months ended March 31, 2005 is as follows:

Balance as of June 30, 2004	$107,000
Goodwill acquired during the period	9,277,622

Total	$9,384,622

There were no impairment indicators during the three months ended March 31, 2005.

6.	Balance Sheet Details

	March 31, 2005 $ (unaudited)	June 30, 2004 $ (audited)

Other Receivables

Grants receivable	59,881	-
Investment tax credits receivable	928,670	-
Prepaids	18,300	-
Other	30,041	-

	1,036,892	-

Accrued Liabilities

Payroll and benefits	605,906	125,785
Deferred revenues	19,638	-
Sales taxes payable	267,759	64,521
Income taxes payable	33,186	-
Other liabilities	787,726	42,399

	1,714,215	232,705

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

7.	Property and Equipment

	Cost $	Accumulated Amortization $	March 31, 2005 Net Book Value $ (unaudited)	June 30, 2004 Net Book Value $ (audited)

Automotive equipment	34,253	16,286	17,967	-
Computers	612,693	466,910	145,783	40,532
Communication equipment	50,946	32,493	18,453	-
Furniture and fixtures	402,059	322,492	79,567	9,215
Laboratory equipment	404,667	151,484	253,183	-
Leasehold improvements	75,956	44,753	31,203	3,551
Machinery and office equipment	320,118	157,880	162,238	28,976
Software	77,846	39,996	37,850	-
Surveillance equipment	125,559	99,973	25,586	-

	2,104,097	1,332,267	771,830	82,274

Office equipment under capital leases	38,426	14,719	23,707	-

Total property and equipment	2,142,523	1,346,986	795,537	82,274

Depreciation during the period			51,452	14,936

8.	Related Party Transactions/Balances

The Company has received management services from officers and shareholders. These related parties also paid certain operating expenses on behalf of the Company and advanced funds for working capital. The total amount due to officers and/or shareholders at March 31, 2005 is $242,892 (June 30, 2004: $230,726). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

The note receivable from a related party is unsecured, non-interest bearing and was due on or before February 17, 2005. The note receivable was due from the original owner and current President of Canadian Security Agency (2004) Inc., and is delinquent subsequent to the period end. The Company expects to collect the note in full.

9.	Bank Loans

CSA has bank indebtedness of $307,781 (CND$372,292) at March 31, 2005 within a Corporate Credit Line facility in the amount of CND$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

9.	Bank Loans (continued)

Chartrand-Laframboise Inc. (" Chartrand" ) has a credit agreement for an authorized amount of $364,550 (CND$320,000), renewable yearly. Any utilized portion bears interest at the Bank' s prime rate plus 1,25% and is secured by a general assignment of Chartrand' s accounts receivable and Chartrand is required to respect certain financial ratios. As at March 31, 2005, there was an outstanding amount of $46,442 (CND$56,176) and Chartrand is in compliance with all financial ratios.

Avensys Inc. has designated the accounts receivable and inventories to guarantee the line of credit. The line of credit, for an authorized amount of $1,104,000 (CND$1,360,000), bears interest at the prime rate plus 1.5% and is renegotiable annually. A letter of credit for $62,000 (CND$76,500) has been granted to a creditor from the amount authorized.

The Company has access to a bridging loan for Scientific Research and Experimental Development tax credits for an authorized amount of $621,000 (CND$765,000) that bears interest at the prime rate plus 1.25%. A movable hypothec on accounts receivable and tax credits as well as a guarantee from Investissements Quebec guarantee the non-renewable loan.

An irrevocable letter of credit for $82,672 (CND$100,000) has also been issued to an individual who has personally guaranteed a loan of the Company. A term deposit is designated as a guarantee for this same amount.

Under credit agreements the Company must meet certain current and debt ratios. The financial institution has indicated its tolerance during the coming period with regards to Avensys not meeting some of these ratios as at March 31, 2005. The Company is in compliance with all other financial ratios.

	March 31, 2005 $ (unaudited)	June 30, 2004$ (audited)

Debentures 9%, maturing February 2010 (Note 12(b))	1,405,423	-

Unsecured, 12% Convertible debenture $661,376 (CND$800,000), convertible at the option of the holder at any time for a price equal to the lesser of the Class " A" share or the issue price of the Class " A" shares during the last round of financing before the shares of the subsidiary are registered on a recognized stock exchange, maturing in September 2007, net of discount related to beneficial conversion feature of $59,711	601,665	-

Unsecured, 15% Convertible debenture $930,060 (CND$1,1250,000), convertible at the option of the holder at any time for a price equal to the lesser of the Class " A" share or the issue price of the Class " A" shares during the last round of financing before the shares of the subsidiary are registered on a recognized stock exchange, net of discount related to beneficial conversion feature of $84,317	847,084	-

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

10. Long-Term Debt (continued)

Redeemable preferred shares	199,239	-

Senior Secured Convertible Notes (Note 12a)	9,734	-

Mortgage loan secured by the universality of tangible and intangible movables, $335,649 (CND$406,000), prime rate plus 2.75%, payable in monthly instalments of $5,787 (CND$7,000) starting July 2005, maturing in May 2010	335,648	-

Note payable, $45,304 (CND$54,800), interest at prime rate currently at 4.25%, maturing in April 2005	45,304	-

Note payable, without interest, payable in monthly instalments of $691, maturing in April 2007	14,282	-

Note payable, $8,267 (CND$10,000), without interest, payable in annual instalments of $4,133 (CND$5,000), maturing 2006	8,267	-

Note payable, $13,543 (CND$16,382), without interest, maturing in March 2005	13,543

Note payable, $21,127 (CND$25,555), without interest, payable in annual instalments of $10,564 (CND$12,778), maturing in May 2006	21,127	-

The balance of purchase price of assets is without interest, payable in monthly instalments of $6,200 (CND$7,500) until March 2004, of $8,267 (CND$10,000) until March 2005 and of $5,512 (CND$6,667) until March 2006. The carrying amount was determined by discounting future cash outflows at a rate of 7.5%.	63,528	-

Obligations under capital leases, maturing at various dates until 2009, payable in instalments totalling $7,282 (CND$8,808) each year until 2007, $3,570 (CND$4,318) in 2008 and $876 (CND$1,060) in 2009.	23,257	-

	3,588,101	-

Instalments due within one year	195,852	-

	3,392,249	-

The instalments on long-term debt for the next five years are $158,102 in 2005, $82,443 in 2006, $73,014 in 2007, $72,747 in 2008 and $63,657 in 2009.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

10.	Long-Term Debt (continued)

In accordance with Emerging Issues Task Force Issue 98! 5, "Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98! 5) and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company recognized an imbedded beneficial conversion feature present in the convertible debenture. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $239,990 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible debenture.

The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense.

11.	Convertible Debentures

	a)	Senior Secured Convertible Notes

On February 16, 2005, the Company issued Senior Secured Convertible Notes Series A (" Notes" ) and Series E and F Warrants (See Note 13(b)) for an aggregate principal amount of $4,675,000.

In accordance with EITF 98-5 " Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and with EITF 00-27 " Application of Issue No. 98-5 to Certain Convertible Instruments" , the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid in capital and an equivalent discount against the Notes. The carrying amount of the Notes will be increased monthly by periodic accretion under the interest method. The Company remains obligated for the entire contractual balance of the Notes of $4,675,000.

These Notes bear interest at 9% per year from February 16, 2005 until the first principal payment date and 7% per year after this date. Principal on these Notes shall be paid in twenty (20) equal monthly instalments of $233,750. Interest on these Notes shall be payable on the last day of June and December of each year commencing on June 30, 2005.

All payments of interest shall be made, at the option of the Company, (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days (" Market Price" ).

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

11.	Convertible Debentures (continued)

	a)	Senior Secured Convertible Notes (continued)

All payments of principal shall be made, at the option of the Company, (a) in cash with a premium equal to 10% of the cash amount paid; or (b) in shares of common stock of the Company valued at 85% of the Market Price.

All payments made by the issuance of shares will be acceptable only if the issuance of the shares of the Company has first been registered with the Securities and Exchange Commission.

The holders of these Notes have the right, at their option at any time, to convert some or all of the Notes including the principal amount and the amount of any accrued but unpaid interest into a number of common shares of the Company valued initially at $0.65 per share, subject to certain adjustments as described in the purchase agreement.

In connection with the placement of these Notes, the Company issued Warrant Series: 1B1, 1B2, 1B3, 1B4, and 1B5 granting the right to acquire up to 881,538 shares of the Company' s common stock at prices ranging from $0.01 to $0.75 per share (see Note 13(b)) and expiring from three months following the date of their Registration until February 16, 2010.

The Company valued the warrants at $389,340 and recognized this amount to additional paid in capital of Warrants Series 1B1, 1B2, 1B3, 1B4, and 1B5 and as deferred issue expenses for the Notes and issue expenses for the Warrants Series E and F.

To secure payment of the principal amount of the Notes and the interest thereon, the Company hypothecated, in favour of the notes holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company.

The purchase agreement of these Notes contain certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumation of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) for so long as at least $2,500,000 principal amount of these Notes remain outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to these Notes provided however that the Company may have outstanding bank debt.

	b)	Secured Convertible Debentures

On February 14, 2005, the Company issued Debentures of an aggregate principal amount of $1,380,543, related to the acquisition of the CLI Group.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

11.	Convertible Debentures (continued)

	b)	Secured Convertible Debentures (continued)

These Debentures bear interest at 9% per year from February 14, 2005. Principal on these Notes shall be paid on February 14, 2010. Interest on these debentures shall be payable on the first day beginning of quarter, commencing on May 1, 2005.

The holders of these Debentures have the right, at their option at any time, to convert in part or all of the Debentures into a total number of 850,000 common stock of the Company valued initially at $0.82 per share.

To secure payment of the principal amount of the debentures and the interest thereon, the Company hypothecated, in favour of the Debenture holders, the universality of all of the movable assets, corporeal and incorporeal, present and future of its wholly-owned subsidiary 3828249 Canada Inc.

The purchase agreement of these debentures contain certain covenants related to the conduct of the business of the Company and its subsidiaries.

12.	Common Stock

During the three months ended March 31, 2005, the Company issued 250,000 common shares for total proceeds of $50,000 from the exercise of stock options. Also 546,600 stock options were exercised after issuance to settle debt in the amount of $54,405.

In January 2005, the Company issued 164,474 common shares for the purchase price of Markus 360 (Note 4).

In March 2005, the Company issued 10,400,002 restricted common shares having a value of $7,633,586 for the acquisition of Avensys Inc. The Company issued 432,427 common shares valued at $324,320 as finder' s fee related to the acquisition of Avensys Inc. (Note 3b).

During the three months ended December 31, 2004, the Company issued 809,282 common shares for total proceeds of $131,292 from the exercise of stock options.

During the three months ended September 30, 2004, the Company issued 245,274 common shares for total proceeds of $16,001 from the exercise of stock options.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

13.	Stock Options and Warrants

	a)	Stock Options

i)

During the three month period ended March 31, 2005, the Company granted 511,600 stock options to consultants pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.80 of $0.00001 per share. A total of 546,600 stock options were issued for settlement of debt of $54,435 and 170,000 common shares were cancelled during this period. Stock options granted vest immediately.

The Company granted 955,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.20 to $0.82 per share. A total of 250,000 stock options were exercised for proceeds of $50,000 during the period. Stock options granted to employees vest over a period of one year.

ii)

During the three month period ended December 31, 2004, the Company granted 349,682 stock options to consultants pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.75 per share. A total of 809,282 stock options were exercised for proceeds of $131,292 and 15,000 common shares were cancelled during this period. Stock options granted vest immediately.

iii)

During the three month period ended September 30, 2004, the Company granted 1,040,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.20 to $0.91 per share. An employee exercised a total of 40,000 stock options during the period. Stock options granted to employees vest over a period of one year.

iv)

During the three month period ended September 30, 2004, the Company issued 265,274 stock options to non-employees of which 165,274 vested immediately at exercise prices ranging from $0.0001 to $0.68 per share. A total of 80,274 stock options were issued to vendors to settle outstanding payables in the amount of $64,608. During the period 205,274 stock options were exercised by non-employees. Stock-based compensation to non-employees in the amount of $178,452 was charged to operations.

	b)	Warrants

Common share purchase warrants issued in February 2005 with the private placement of the Senior Secured Convertible Notes Series A (" Notes" ) and outstanding at March 31, 2005 are as follows:

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

13.	Stock Options and Warrants

	b)	Warrants (continued)

		i)	5,394,131 Series E warrants exercisable at $0.75 each and expiring in February 2010.
		ii)	1,798,077 Series F warrants exercisable at $0.70 each and expiring in February 2006.
		iii)	336,635 Series IB1 warrants exercisable at $0.00001 each and expiring in February 2010.
		iv)	215, 385 Series IB2 warrants exercisable at $0.65 each and expiring in February 2010.
		v)	323, 076 Series IB3 warrants exercisable at $0.75 each and expiring in February 2010.
		vi)	107, 692 Series IB4 warrants exercisable at $0.70 each and expiring in February 2006.
vii)

20,000 Series IB5 warrants exercisable at $0.75 each and expiring three (3) months following the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission and expiring in February 2006.

Common share purchase warrants issued with the private placements of common shares during the year ended June 30 2004, and outstanding at March 31, 2005 are as follows:

		i)	3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.
		ii)	2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

14.	Comprehensive Income (Loss)

The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At March 31, 2005 the Company had an accumulated foreign currency translation loss of $386,541.

The components of comprehensive loss are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2005 $ (unaudited)	2004 $ (unaudited)	2005 $ (unaudited)	2004 $ (unaudited)

Net loss	(1,707,825)	(698,027)	(2,987,907)	(3,009,759)

Foreign currency translation adjustment	(105,561)	2,672	(396,401)	2,672

Comprehensive loss	(1,813,386)	(695,355)	(3,384,308)	(3,007,087)

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

15.	Contingencies and Commitments

The Company has entered into long-term lease agreements expiring at various dates until 2010 which call for lease payments of $942,169 for the rental of building and automotive equipment. Minimum lease payments for the next five years are $152,897 (CND$185,006) in 2005, $357,430 (CND$432,491) in 2006, 179,238 (CND$216,879) in 2007, $114,565 (CND$138,624) in 2008, $100,012 (CND$121,014) in 2009 and $84,636 (CND$102,410) in 2010.

The Company is also required to pay royalties varying from 1% to 4% on future sales of certain products. Royalties recorded during March 2005 total $9,512.

Legal Proceedings

In the course of normal business, the Company may be subject to threat of litigation, claims and assessments. Management does not believe that unfavourable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On April 11, 2005, the Company dismissed the President of Canadian Security Agency (2004) Inc. While there is no litigation at this time, we understand that the former officer may take action against the Company arguing dismissal without cause. The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any damages is not expected to have a material adverse impact on our financial condition.

In May 2005, a potential distributor with whom the Company was contemplating to conclude a formal agreement has indicated that they intend to claim the reimbursement of certain sales and marketing expenses that they incurred in a pre-marketing feasibility study for one of the Company' s products. In the event of an unfavourable outcome, the amount of any damages is not expected to have a material adverse impact on the Company' s financial condition.

16.	Segment Disclosures

The Company adopted SFAS No. 131, " Disclosure About Segments of an Enterprise and Related Information" , during the current year resulting from the acquisition of CSA in February 2004. Reporting segments are based upon the Company' s internal organization structure, the manner in which the Company' s operations are managed, the criteria used by the Company' s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations. Due to the acquisitions of the CLI Group and Avensys Inc. during the current quarter, the Company is revaluating its reportable operating segments. Currently the Company' s Chief Operating Decision Maker (" CDM" ) identifies only product and services revenues and related cost of sales in evaluating the Company' s overall performance.

No single customer accounted for 10% or more of consolidated revenue.

C-Chip Technologies Corporation
(formerly a Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2005
(Expressed in U.S. Dollars)

17.	Subsequent Events

In April 2005, the Company issued 680,000 common shares in settlement of a portion of the unsecured 15% convertible debenture having nominal value of $517,703 (CND$637,500). A gain of $439,811 was credited to paid-in capital. The remainder of the unsecured debenture was replaced by a new unsecured debenture convertible into common shares and maturing September 1, 2007.

In April 2005, the Company issued 426,667 common shares in a settlement of the unsecured 12% convertible debenture having a nominal value of $324,833 (CND$400,000).

In June 2005, the Company announced the signing of a " Master Agreement on Technological and Business Development" with iMetrik Inc. a Quebec-based company. According to the terms of the agreement, iMetrik will provide service to the Company' s existing product line in the vehicle tracking business, provide sales and marketing support in the United States, as well as customer support service to the Company' s customers. All intellectual property rights and all proprietary materials owned by a party shall continue to be owned by such party.

ITEM 2.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Caution about Forward-Looking Statements

This management's discussion and analysis of financial condition and results of operations of C-Chip Technologies Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2004 as included in Form 10-KSB and the three month period ended March 31, 2005 as included in Form 10-QSB. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Our Business

Our operations are positioned in the security industry and, more precisely, in the risk mitigation business. Our focus is on enterprise risk management for businesses and institutions. We offer corporations and institutions security management solutions and services enabling them to acquire market intelligence, lower business risks and improve customer services. Our security solutions and services are aimed at increasing our customers' revenues and profits.

Since our acquisition in 2003 of a new wireless, web-based set of communication tools offering users remote access and control, and the monitoring of a variety of equipment, our operations have centered on the development and the marketing of security management solutions. This has included the development of cutting edge anti-theft systems for the automotive and power sport vehicle markets, as well as web-based asset tracking and credit management systems giving credit granters the ability to monitor and control their leased or financed assets.

More recently, to ensure that we would be able to provide businesses and institutions with a wider range of services, including established security services as well as innovative technological solutions, we began implementing an aggressive acquisition strategy. We believe that the security industry offers significant opportunity for growth. Our goal is to quickly attain a leading position within this industry, through internal growth, the execution of strategic partnerships, as well as the conclusion of a number of selected acquisitions. In that regard, in the three month period ended March 31, 2005, we have been particularly active closing two material acquisitions as well as a private placement of $4,675,000 with eighteen institutional investors.

Our growth model is based on the following premise; in the security industry and the broader risk mitigation business, consolidation through an acquisition policy presents an excellent growth opportunity. There are substantial hedging opportunities in buying privately-held companies, as there is a clear discrepancy between the value assigned to publicly traded companies in that sector and what they can be purchased for on a private basis. In seeking to maximize shareholder value, our management intends to capitalize on this discrepancy. Our intent is to obtain control of the ownership of selected companies involved in the risk management industry offering established security services or innovative technological solutions enabling the remote monitoring of different assets, persons or environments.

Our long term goal is to provide services and solutions to our customers encompassing all aspect of the security industry, from the collection and transmission of information, to the treatment and analysis of the data collected. Our intent is to offer the required intervention and protection whether it pertains to assets, persons or environments. Our aim is to provide our customers turnkey results based on their security needs or desire to mitigate risks. Our plan is not to develop and market stand alone security solutions or services which can only offer our customers partial results. We aspire to offer end-to-end security solutions. In that regard, while we believe that sophisticated hi-tech solutions can provide significant benefits to our customers and must be part of any risk mitigation process, we also understand that to offer effective results in the most cost-efficient manner traditional means or services may be more warranted.

Our Services

Since 9/11 and its aftermath, world events have reinforced our opinion that the security industry offers significant opportunity for growth. As a first step, in February 2004, we purchased Canadian Security Agency (2004) Inc. ("CSA"), a private Montreal-based business established in 1984 that provides security services to corporations and public institutions. CSA has built a reputation for the quality of its services with clients in both the private and public sectors.

On February 26, 2005, to further pursue our expansion in the security service industry, through our wholly owned subsidiary, 6327915 CANADA, INC., we entered into agreements to acquire one hundred percent (100%) of the outstanding shares of 9151-3929 QUEBEC INC., ("QUEBEC") and 3826961 CANADA INC. ("CANADA"). QUEBEC and CANADA collectively owned 100% 3428249 CANADA INC which owned 100% CHARTRAND LAFRAMBOISE INC. a company specializing in the security field and 100% of 9126-7641 QUEBEC INC., a corporation specializing in the credit management and verification. Collectively, QUEBEC, CANADA, 3428249 CANADA INC., CHARTRAND LAFRAMBOISE INC., and 9126-7641 QUEBEC INC. are hereinafter collectively referred to as "CLI". In consideration for the acquisition of CLI, our Company paid, on behalf of its wholly own subsidiary, 6327915 CANADA, INC., $2,455,206 (CDN$3,000,000) in cash and we issued a debenture, convertible into 1,700,000 restricted shares of our Company's common stock at price of $0.82 per share. Including acquisition costs, total consideration paid was $3,859,611.

Founded in 1986, CLI has become a standard in the field of investigative services in Canada. CLI`s track record is outstanding and includes over one thousand satisfied clients. CLI's principal services include investigation, surveillance, undercover agents, background verification, business intelligence, security consulting and labor management conflict. CLI is one of the major partners of Investigations Canada whose expertise is available throughout Canada, with 9 partners, 25 locations and over 200 private investigation and security professionals. In its last fiscal year ended on October 31, 2004, CLI reported revenue of $5,946,000 and its profitability was above industry standard.

Our goal is to quickly attain a leading position within the security service industry, both from internal growth and through acquisitions. We have already identified different potential acquisitions in this market segment and we are currently in discussions with a number of interesting candidates to conclude a transaction. Any announcements to that effect will be made public when, in our opinion, a transaction has been secured.

In a highly fragmented industry prone to consolidation, the security service industry provides our Company predictable growing revenue, positive cash flows and, above all, a well established clientele base on which we intend to leverage the sales and marketing of state-of-the-art security products and solutions.

Our Products and Solutions

Early in our corporate life, to allow increased security and control the usage of remote equipment, our effort were largely focused on the development and marketing of risk management solutions. Today, we have products and solutions which use integrated wireless communications, RFID technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control, manage and monitor remote assets.

Because there is a large, readily available market for telematics applications for automotive products, we have positioned our initial product development effort toward this industry. Our web-based asset tracking and credit management systems have been designed to offer credit granters the ability to monitor and control their leased or financed assets. We are currently beginning to market a comprehensive offering to the automotive sector with solutions encompassing the credit, asset and protection management industry.

Although our revenue base from our credit and asset management solutions is still marginal, our Company is very much committed to this business segment as we foresee significant growth ahead for M2M (machine to machine, mobile to machine) solutions with applications in the security industry. Further, our current technology is based on a platform that can be adapted to a wide number of products, including office equipment, industrial machinery and consumer electronics products. Future research & development projects will be aimed at expanding the products in which our current security management solutions can be embedded.

On February 28, 2005, to expand our offering of monitoring solutions, we acquired all of the issued and outstanding common stock of Avensys Inc.("Avensys"), a corporation incorporated under the Quebec Companies Act part IA. Our Company issued 10,400,002 restricted shares of our common stock in exchange for 15,746,369 shares of Avensys Inc. which constituted all of the issued and outstanding common stock of Avensys. The transaction was valued at

$7,800,000. Further, our Company agreed to pay CDN$385,000 to holders of options of Avensys and then cancelled the stock options. The beneficiaries of the options have received $187,592 (CDN$231,000) as of the date hereof and will receive $124,970 (CDN$154,000) on or before December 31, 2005. The balance of the purchase price due not later than December 31, 2005 will accrue interest as from the date of closing at a rate of twelve percent (12%) per year calculated daily and payable monthly and any unpaid interest will carry interest at the same rate.

The shares issued in exchange for the Avensys shares are restricted shares and have been deposited in escrow and will be released to the shareholders as follows: a first portion representing twenty percent (20%) of the issued shares will be released to the stockholders four (4) months following the closing of the transaction, a second portion representing twenty percent (20%) of the issued shares will be released to the stockholders six (6) months after the closing of the transaction, a third portion representing twenty percent (20%) of the issued shares will be released to the stockholders nine (9) months after the closing of the transaction, a fourth portion representing twenty percent (20%) of the issued shares will be released to the stockholders twelve (12) months after the closing of the transaction and the last portion representing the remaining twenty percent (20%) of the issued shares will be released to the stockholders eighteen (18) months after the closing of the transaction.

Avensys is a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments. The reputation of Avensys has been built on years of experience in solving environmental monitoring problems, from micro scale in-building sensing systems to the real time monitoring of physical variables or chemical levels to macro scale wireless landslide and flood warning systems in different countries. Avensys combines skills, staff and the knowledge to integrate multiple monitoring technologies to deliver real-time, automated, cost-efficient data to business users requesting increased market intelligence. Avensys offers leading edge intellectual property, being a world leader in the development of fiber based sensors. This technology presents significant growth opportunities in the coming years, both from Avensys' current customer base and from indirect channels enabling worldwide distribution.

Avensys' distributed fiber based sensing technology offers multiple variable sensors all installed on a single fiber strand. Sensors can be interrogated remotely from different means of communications, are insensitive to EMI/RFI and lightning, do not require electricity, can sustain very high temperatures and are ideal for hostile or corrosive environments. The main market segments which Avensys' distributed fiber based sensing technology is particularly suited for include the environmental, geotechnical, industrial, aerospace, nuclear and semiconductor vertical markets. Avensys benefits from an excellent reputation, a strong clientele and a revenue base last year of over CDN$13 million to create market traction for its products and solutions.

From a focus on the development, manufacturing and marketing of components and products enabling the monitoring of different environmental conditions based on fiber sensing technology, our vision for the future is to design and market monitoring devices & instrumentation and offer complete, turnkey integrated monitoring solutions branded under the appellation "SenseYourWorldTM ". To provide end to end monitoring solutions to our customers, we intend to have a foothold and be involved in all parts of turnkey monitoring solutions, including:

1)	The provisioning of physical devices to measure desired conditions - the Monitoring Technologies;

2)	An overall physical architecture to bring the data to a central point - the Data Acquisition process;

3)	A software layer to analyze and process the information - the Data Applications; and,

4)	An access to software tools and reports needed for a specific application - the Data Access & Reporting process.

With our acquisition of Avensys, we believe that we can now be considered a key player in the environment monitoring market with a significant foothold in the structure & geotechnical market segments. We are among a few world players in the market for Fiber Bragg Grating (FBG) technology and we believe our cost structure is one of the lowest in the industry. In fact, some of our competitors in distributed fiber based sensing technology actually purchase optical components from us. To offer complete end to end security monitoring solutions, we intend to leverage our existing customer base which includes over 1000 established accounts.

Of lesser importance in terms of required disbursement, in January 2005, we proceeded with the acquisition of the assets of Markus 360, a software solution offering asset management applications. The assets acquired relating to Markus 360 included the Source Code, the intellectual property, the trademark and all customers. In parallel, we entered into an agreement with Multi-Hexa Laval Inc. for the distribution of Markus 360. Initially developed for transport companies, Markus 360 offers a simple solution for the management and control of assets. Easy to use, Markus 360 provides businesses and institutions with an instantaneous global view of their equipment and other fixed or moveable assets such as tools and inventory, on or off premises, even in transit. It provides users with a detailed inventory display and offers the history of any goods, tools or equipment, by employee, department or project. As consideration for Markus 360, we paid $125,000 which was satisfied by the issuance of 164,474 restricted common shares. We further agreed to pay a royalty of 10% on future gross sales of the software, up to a maximum of $812,084 (CDN$1,000,000) over a 5 year period from the closing.

To enable this expansion of our horizon and revenue base, in February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash or, with 10 business day's prior notice, in common stock of our Company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. Further, as part of the Purchase Agreement, investors were issued warrants, which if exercised, will provide $5,304,252 as follows:

i)	5,394,131 warrants exercisable at $0.75 each and expiring in February 2010.

ii)	1,798,077 warrants exercisable at $0.70 each and expiring in February 2006.

Significant milestones were accomplished in the three month period ended March 31, 2005. Although it may not be readily apparent as our recent acquisitions occurred toward the end of the current quarter, our revenue base has grown exponentially and, as important, our sources of revenue have expanded significantly. Looking to conclude other complementary acquisitions in our field of expertise, we believe we are on the right path to become a true leader in the security industry.

Results of Operations

Our revenues for the three and nine months ended March 31, 2005 were $2,117,690 and $3,306,581, respectively. For the same period, our product revenue accounted for respectively $1,417,154 and $1,612,496 compared to $420,726 and $568,762 last year. Our service revenues were $700,536 and $1,694,085 for the three and nine months ended March 31, 2005. This compared to none for the same period last year. Gross margin for the three and nine months ended March 31 2005 were $654,441 and $1,022,484 respectively compared to $147,942 and $229,531 for the same period last year. Our net loss for the three and nine months ended March 31, 2005 was $1,707,825 and $2,987,908 compared to $698,027 and $3,009,759 for the same period last year.

Operating expenses for the three and nine months ended March 31, 2005 were $2,326,082 and $3,963,658 compared to $837,510 and $1,793,358 for the same period last year. Selling, General and Administration expenses for the three and nine months ended March 31 2005, which exclude stock based compensation of $479,338 and $990,897, were $1,091,645 and $1,928,999 compared to $527,423 and $1,172,394 in the same period last year, also excluding stock based compensation of $133,022 and $297,606 last year. The above reflected increased marketing, consulting and professional expenses in the quarter ended March 31, 2005. Research and development expenses for the three and nine months ended March 31 2005 were $246,850 and $442,475 compared to $132,479 and $190,540 for the same period last year.

Our results for the three and nine months ended March 31, 2005 includes the results of recently acquired CLI, from February 28, 2005 to March 31, 2005, and the results of Avensys from February 28, 2005 to March 31, 2005.

Financial Condition, Liquidity and Capital Resources

We are involved in the risk mitigation business. Through our different business units, our aim is to provide services and solutions to our customers encompassing all aspects of the security industry, from the collection and transmission of information, to the treatment and analysis of the data collected, all to offer the required intervention and protection whether it pertains to assets, persons or the environments. So far, our operations have been financed primarily from cash on hand, from the sale of common shares or of convertible debentures and from limited revenue from the sales of products and services.

As of March 31, 2005, we had working capital of $1,460,303 compared to $1,567,254 at June 30, 2004. As of that same date, our current assets were $6,800,154 compared $2,417,537 at June 30, 2005. The increase in our current assets during the period was largely the result of an increase in accounts receivable ($2,897,597 vs $237,384), other receivables ($1,036,892 vs $0) and inventories ($962,114 vs $155,680). As of March 31, 2005, our current liabilities were $5,339,851 compared to $850,283 at June 30, 2004. The increase in our current liabilities during the period was largely the result of an increase in accounts payable ($1,395,655 vs $165,362), utilization of our line of credit ($1,511,724 vs $0) and accrued liabilities ($1,714,215 vs $232,705). Of the amounts owed by us December 31 2004, a total of $242,892 ($230,726 at June 30 2004) was due to related parties.

Net cash used for operations during the nine months ended March 31 2005 was $1,962,904 compared to $990,484 in the prior year. Capital assets of $37,953 were acquired during the period (2004 - $13,122). Acquisitions of companies represented $2,689,195 during the period compared to $0 last year. Operations and capital additions, for the nine months ended March 31, 2005 were funded from cash on hand of $1,561,020 (2004 - $8,505), payment received on Note receivable of $29,353 (2004 - $0), proceeds from a senior convertible note of $4,675,000 (2004 - $0) and proceeds from exercise of stock options of $197,311 (2004 - $108,319).

As of March 31, 2005, our total assets were $21,647,056, compared with assets of $3,053,936 at June 30, 2004. The increase in our total assets was primarily attributable to the acquisitions of CLI and Avensys as well as the completion of private placement of $4,675,000 in the quarter ended March 31, 2005.

In January, 2005, we completed the acquisition of assets of Markus 360, an asset management software solution designed to control and monitor the movement of assets within one or many premises. The purchase price of $125,000 was satisfied by the issuance of 164,474 restricted shares of our common stock. The purchase agreement requires us to pay the seller a royalty of 10% of future gross revenue of the software, up to a maximum of $812,084 (CND$1,000,000), over a 5 year period. Markus 360 has been integrated into our C-Chip business unit.

In February, 2005, we completed the acquisition of Chartrand Laframboise Inc, and all businesses related to it, including Commercial Business Bureau Inc. The purchase price was $2,455,206 (CND$3,000,000) and a $1,394,000 (CND$1,700,000) convertible debenture with a coupon of 9% and a 5 year maturity date. At the option of the holders, the debenture is convertible into 1,700,000 shares of our common stock at price of $0.82 per share.

In March 2005, we acquired all of the issued and outstanding common stock of Avensys. We issued 10,400,000 restricted shares of our common stock in exchange for 15,746,369 shares of Avensys Inc. which constituted all of the issued and outstanding common stock of Avensys Inc. Further, we agreed to pay $312,652 (CDN$385,000) to holders of options of Avensys, Inc. and then cancelled the options. The beneficiaries of the options have received $187,592 (CDN$231,000) as of the date hereof and will receive $124,970 (CDN$154,000) on or before December 31, 2005. The balance of the purchase price due not later than December 31, 2005 will accrue interest as from the date of closing at a rate of twelve percent (12%) per year calculated daily and payable monthly and any unpaid interest will carry interest at the same rate.

The shares issued in exchange for the Avensys shares are restricted shares and have been deposited in escrow and will be released to the shareholders as follows:

-	A first portion representing twenty percent (20%) of the issued shares will be released to the stockholders four (4) months following the closing of the transaction;

-	a second portion representing twenty percent (20%) of the issued shares will be released to the stockholders six (6) months after the closing of the transaction;

-

A third portion representing twenty percent (20%) of the issued shares will be released to the stockholders nine (9) months after the closing of the transaction, a fourth portion representing twenty percent (20%) of the issued shares will be released to the stockholders twelve (12) months after the closing of the transaction; and,

-	The last portion representing the remaining twenty percent (20%) of the issued will be released to the stockholders eighteen (18) months after the closing of the transaction.

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued Units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash or, with 10 business days prior notice, in common stock of our company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. Further, as part of the Purchase Agreement, investors were issued warrants, which if exercised, will provide $5,304,252 as follows:

i)	5,394,131 warrants exercisable at $0.75 each and expiring in February 2010.

ii)	1,798,077 warrants exercisable at $0.70 each and expiring in February 2006.

Related to the completion of the above private placement, we agreed to issue warrants to the placement agents, which if exercised, will provide $472,694 as follows:

i)	336,635 warrants exercisable at $0.00001 each and expiring in February 2010.

ii)	215, 385 warrants exercisable at $0.65 each and expiring in February 2010.

iii)	323, 076 warrants exercisable at $0.75 each and expiring in February 2010

iv)	107, 692 warrants exercisable at $0.70 each and expiring in February 2006

v)	20,000 warrants exercisable at $0.75 each and expiring three (3) following the effectiveness of the current registration statement.

In the year ended June 30, 2004, we issued common stock for net cash proceeds of $3,394,591 and issued common stock for payment of expenses of $261,534. In the nine months ended March 31, 2005, we issued common stock for net cash proceeds of $197,311, all from exercise of stock options.

Stock options outstanding at June 30, 2004 totaled 2,742,500 at a weighted average exercise price of $0.40 and have a weighted average remaining contractual life of 4.26 years for potential proceeds of approximately $1,097,000. Excluding the warrants issued in relation to the private placement mentioned above, common share purchase warrants issued with the private placements of common shares during the year ended June 30 2004, and outstanding at March 31, 2005 will, if exercised, provide $ 6,665,945 as follows:

i)	3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006; and,

ii)	2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

Until we are able to finance ourselves from profitable operations we will continue to rely on cash on hand, advances from related parties and debt and equity issues.

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

PART II

ITEM 2.   CHANGES IN SECURITIES

No securities were sold by us without registration during the period from December 31, 2004 to March 31, 2005:

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

b)   Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 24th day of February, 2005, we reported its second quarter results for the period ended December 31, 2004.

On the 1st day of March, 2005, we reported that through our wholly owned subsidiary corporation, 6327915 CANADA, INC., we entered into agreements to acquire one hundred percent (100%) of the outstanding shares of 9151-3929 QUEBEC INC.

On the 2nd day of March, 2005, we announced the recent appointment of Mr. Andre Monette as Chief Financial Officer.

On the 15th day of March, 2005, we announced that we have concluded the acquisition of Avensys Inc., a leader in risk manangement monitoring solutions for commerical and industrial buildings, infrastructures and various environments.

On the 22nd day of March, 2005, we announced the appointment of Mr. Martin d'Amours as President and Chief Executive Officer of Avensys, its wholly owned subsidiary, which develops innovative monitoring technologies using fiber optics.

On the 22nd day of March, 2005, we reported that on March 1, 2005, we acquired all of the issued and outstanding common stock of Avensys Inc., a corporation incorporated under the Quebec Companies Act part IA.

On the 31st day of March, 2005, we reported that on February 16, 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2005.

C-CHIP TECHNOLOGIES CORPORATION
(Registrant)

BY:	/s/ Stephane Solis
Stephane Solis, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Andre Monette
Andre Monette, Principal Financial Officer