Form 10KSB
period 2005-06-30
MANARIS CORP
filed 2005-10-13
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2005
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-33199

MANARIS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1155 Rene-Levesque West
Suite 2720
Montreal, Quebec
Canada H3B 2K8
(Address of principal executive offices)

(514) 337-2447
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.00001
Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2005: 54,782,802

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Issuer's revenues for the year ended June 30, 2005 were $7,021,228. Aggregate market value of voting stock held by non-affiliates of 54,782,802 shares outstanding at June 30, 2005 was approximately $24,928,914.05. Amount was computed using the average bid and ask price as of June 30, 2005, which was $0.45505. As of June 30, 2005, a total of 54,782,802 shares of common stock were outstanding.

Documents incorporated by reference. None.

PART I

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading “Risk Factors” below. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words “believe,”“expect,”“anticipate” or similar expressions to make forward-looking statements. We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Manaris Corporation’s primary business is risk mitigation. Manaris offers corporations and institutions security management solutions and services enabling them to acquire market intelligence, lower business risks and improve customer service. The Company’s security solutions and services are geared towards increasing customer revenues and profits.

Manaris operates the following wholly-owned subsidiaries:

•	Avensys Inc, which provides risk management monitoring solutions
•	Chartrand Laframboise Investigation, which provides investigative services
•	C-Chip Technologies Corporation (North America), which specializes in high-tech security

Corporate History

Manaris Corporation (sometimes referred to as “we,”  “our,”  “us,” or the “company”), was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited and maintains its principal executive offices at 1155 Boulevard Rene-Levesque, Suite 2720, Montreal, Quebec, Canada.

In June 2000, the Company purchased four mineral claims, situated in the Greenwood Mining Division in the Province of British Columbia, Canada. At that time, our principal business plan was to acquire, explore and develop mineral properties and to ultimately seek earnings by exploiting the mineral claims. In December 2002, we were advised that the mineral properties held were not economically viable. Our board of directors approved the termination of our exploration activity.

In March 2003, we changed our company name to C-Chip Technologies Corporation in order to better reflect our new business activities, and began trading on the OTC Bulletin Board (OTC-BB) under the symbol "CCHI."

In July 2005, Shareholders approved a name change for the Company to Manaris Corporation to reflect C-Chip Technologies expanded scope of business. As a result, the new trading symbol on the OTC Bulletin Board (OTC-BB) became "MANS."

Recent Developments

Resignation of Our Chief Executive Officer

On September 16, 2005, following the resignation of Stephane Solis, John G. Fraser, the Company’s Secretary/Treasurer, was appointed as Chief Executive Officer. According to the terms of Mr. Solis’s agreement, he will receive 600,000 options exercisable at $0.00001 and $30,000 CDN upon execution of the Agreement. John G. Fraser will receive a compensation of $18,000CDN per month and 500,000 options exercisable at market prices.

Closure of CSA subsidiary

On September 22, 2005, the Company decided to cease operations of our Canadian Security Agency (2004) Inc. ("CSA") subsidiary, which provides security services to large corporate accounts, including courier and trucking companies. As a result, CSA has entered into an agreement with Securité Kolossal Inc. pursuant to which CSA will sell its customer list to Securité Kolossal for $100,000 CDN. The Company has owned CSA since February 2004.

July 2005 Warrant Offer

In July 2005, the Company concluded a Special Warrant Offering which raised gross proceeds of $2,576,117. In connection with the Special Warrant Offer, our Company issued 7,360,336 common shares to Warrant Holders as well as new warrants which were issued in the following amounts: (i) 3,797,976 Series G Warrants, (ii) 3,797,976 Series I Warrants, (iii) 890,593 Series H Warrants and (iv)1,781,184 Series J Warrants.

Avensys Acquisition

In March 2005, Manaris acquired all of the issued and outstanding common stock of Avensys Inc. ("Avensys"), a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments. The Company issued 10,400,002 restricted shares of common stock in exchange for 15,746,369 shares of Avensys Inc. which constituted all of the issued and outstanding common stock of Avensys. Further, Manaris agreed to pay $312,625 (CDN$385,000) to holders of options of Avensys and then cancelled the options. The beneficiaries of the options have received $187,592 (CDN$231,000) as of the date hereof and will receive $124,970 (CDN$154,000) on or before December 31, 2005. The balance of the purchase price due not later than December 31, 2005 will accrue interest from the date of closing at a rate of twelve percent (12%) per year calculated daily and payable monthly and any unpaid interest will carry interest at the same rate.

February 2005 Financing

In February 2005, we closed a private placement with eighteen institutional investors. The Company issued Senior Secured Convertible Notes Series A (“Notes”) and Series E and F Warrants for an aggregate principal amount of $4,675,000. the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid in capital and an equivalent discount against the Notes.

Chartrand Laframboise Acquisition

In February 2005, we entered into agreements to acquire one hundred percent (100%) of the outstanding shares of 9151-3929 QUEBEC INC., ("QUEBEC") and 3826961 CANADA INC. ("CANADA") through our wholly owned subsidiary, 6327915 CANADA, INC. QUEBEC and CANADA collectively owned 100% of 3428249 CANADA INC which owned 100% of CHARTRAND LAFRAMBOISE INC., a company specializing in the security field and 100% of 9126-7641 QUEBEC INC., a corporation specializing in credit management and verification. On June 30, 2005, 3428249 Canada Inc. and 6327915 Canada Inc. completed a merger transaction. The merged company continues to be 6327915 Canada Inc. Following the merger 3826961 Canada Inc. and 9151-3929 Quebec Inc. were each dissolved on June 9, 2005 and September 26, 2005, respectively. QUEBEC, CANADA, 3428249 CANADA INC., CHARTRAND LAFRAMBOISE INC., and 9126-7641 QUEBEC INC. are hereinafter collectively referred to as "CLI." In consideration for the acquisition of CLI, Manaris paid $2,436,251 (CDN$3,000,000.00) in cash and issued a debenture, convertible into 1,700,000 restricted shares of its common stock at a price of $0.82 per share on behalf of its wholly own subsidiary, 6327915 CANADA, INC.

Founded in 1986, CLI has become a leader in the field of investigative services in Canada. CLI's core services include investigation, surveillance, background verification, business intelligence, security consulting and labor management conflict and engages undercover agents for many of its services. CLI is one of Investigations Canada’s major partners. Investigations Canada, a company offering expertise throughout Canada, is comprised of nine partners, 25 locations and over 200 private investigation and security professionals. CLI is located in Laval, Quebec.

Services and Technologies

We offer the following services and technologies: Risk Management Solutions; Security Services; Environmental Monitoring; Web-Based Security Solutions.

Risk Management Solutions

Our risk management solutions are provided by our C-Chip Technologies Corporation (North America) subsidiary (“C-Chip”). To allow increased security and to control the usage of remote equipment, C-Chip initially focused on the development and marketing of risk management solutions using integrated wireless communications, RFID technology, transaction processing, software applications and the Internet, and when location is required, Global Positioning System (GPS) technology to enable users to efficiently access, control, manage and monitor remote assets. Customers have access to a corporate website in order to remotely access, control, locate and monitor different types of equipment or services anywhere throughout North America for increased security. These security solutions provide significant value to business users by lowering their risks and associated costs as well as increasing efficiency of their operations.

Because there is a large, readily available market for telematics applications for automotive products, management has focused initial product development effort in this industry. C-Chip is now starting to market an offering targeting the automotive sector with solutions encompassing the credit, asset and security management industry. Its current technology is based on a platform that can be adapted to a wide number of products, including office equipment, industrial machinery and consumer electronics products.

Our competitors in credit management solutions for the automotive sector include OnTime, PassTime, and PayTeck. These competitors offer different versions of an "egg timer" whereby a code must be manually entered using a keypad to enable a physical device connected to the vehicle's starter. The process enables the use of the vehicle for a certain period of time. Although the device does not rely on wireless network coverage to function, a code must be given and manually entered after each payment has been made. These devices work well but involve significant management time and expense. Our basic product offers a significant price advantage over these manual devices and, in management's opinion, is a much more sophisticated solution as it is totally transparent to users.

Security Services

Since 9/11, ensuing world events have further supported our position that the security industry offers significant opportunity for growth. Our goal is to attain a leading position within this industry through our subsidiary CLI.

CLI’s services include the following:

Security Officers

Security officers provide services primarily to commercial and industrial centers and office buildings. Their mission consists of delivering quality protection services combined with courteous customer service. These security officers all possess the necessary qualifications to work with complex and multi-purpose high-tech security systems.

Investigation

CLI’s investigation team is made up of highly specialized experts with long-standing experience in investigation and research. They provide external and internal investigation services as well as other related services. External investigations include fraud, insurance, workers' compensation, in-house theft, productivity problems, inventory protection, and drug trafficking. Internal investigations are mainly focused on research, pre-employment checks, criminal files, and due diligences. Other related services include VIP personal protection services as well as labor conflict management.

The market for our security services is subject to intense competition. Although a large part of the market is provided by important multinationals, the vast majority of security- related services are provided by thousands of small entities, all offering a range of limited services. Our security services are primarily offered in the province of Quebec in Canada. Our competitors are mainly with Canadian firms such as Garda World, Kolossal, Sec-Pro and many other smaller entities and less with larger multinationals.

Competition is based on reputation, relationship with customers, quality of services and, to some extent, price.

Environmental Monitoring

Our environmental monitoring services are provided by our Avensys subsidiary. In order to developing monitoring solutions to different environments as well as buildings and infrastructure, we acquired Avensys Inc. Avensys has developed a distinctive expertise in Fiber Bragg Grating (FBG) offering unique advantages for distributing sensing applications, namely for variables such as temperature, humidity, pressure, strain, etc. To further broaden its sensing expertise, Avensys has implemented a research & development program intended to extend its expertise to organic and chemical compounds. In addition, Avensys is developing complementary technologies such as innovative optoelectronic interrogation units to collect data from thousands of fiber sensors in a cost effective manner.

Avensys' fiber-based sensing technology offers multiple variable sensors all of which are installed on a single fiber strand. Sensors can be interrogated remotely from different means of communications; are not sensitive to EMI/RFI and lightning; do not require electricity; can sustain very high temperatures; and are ideal for hostile or corrosive environments. Furthermore, all of Avensys' FBG-based sensors are designed for a minimum 25-year lifecycle with little or no maintenance, considerably reducing the cost of ownership. Avensys' fiber-based sensing technology is particularly applicable to the environmental, geotechnical, industrial, aerospace, nuclear and semiconductor vertical markets.

Avensys is considered a key player in the environment monitoring market with a significant foothold in the structure & geotechnical market segments. It is one of a few world players in the market for Fiber Bragg Grating (FBG) technology and believes that its cost structure is one of the lowest in the industry. In fact, some of Avensys’ competitors in distributed fiber based sensing technology purchase optical components from it. In order to offer complete end to end security monitoring solutions, Avensys intends to leverage its existing customer base which includes over 1,000 established accounts. A sample of the customer base follows:

Components and Sensors

3m Canada	City of Toronto	IGA Supermarkets
Abitibi-Consolidated	Daishowa Marabeni Inc.	Irving Oil
Agri-Food Canada	Department of Agriculture	INRS-Institut Armand-Frappier
Agropur	Department of Fisheries And Oceans	Labatt Breweries of Canada
Alcan Aluminum Ltd.	Department of National Defense	Merck Frost Canada
B.C. Environmental	Department of The Environment	Metro and Richelieu
Basf Canada	Dofasco Inc.	Ontario's Ministry of Environment & Energy
Bombardier Inc.	GE Canada Inc.	Nestle
Bowater Pulp And Paper	Gouvernment Du Quebec	Nova Scotia Power
Bristol-Myers Squibb	Health Canada	Domtar
Cascades Carton Plat	Hydro Quebec	Federal Public Works & Government Services
Bookham

Integrated Monitoring Solutions	Optical network (US National Defense)
National water level management (Poland)	Refrigeration controls (IGA)
Flood prevention (China)	Ammonia levels monitoring (Versacold)
Flood prevention (Guyanna)	Water level measurements (Hydro Quebec)
Landslide prevention (Hong Kong)	Air quality surveillance (Environnent Quebec)

The reputation of Avensys has been built on years of experience in solving environmental monitoring problems, from micro scale in-building sensing systems to the real-time monitoring of temperature, humidity, pressure or chemical levels and macro-scale wireless landslide and flood warning systems in different countries. Through integrated solutions and services branded under the name SenseYourWorldTM, Avensys combines skills, staff and the knowledge to integrate multiple monitoring technologies to deliver real-time, automated, cost-efficient data to business users requesting increased market intelligence.

The Company intends to design and market monitoring devices & instrumentations and to offer complete, turnkey integrated monitoring solutions branded under the brand name "SenseYourWorldTM". To provide end to end monitoring solutions to its customers, Avensys intends to have a foothold and be involved in all realms of turnkey monitoring solutions, including:

1)	Monitoring Technologies. The provisioning of physical devices to measure desired conditions;

2)	Data Acquisition Process. An overall physical architecture to bring data to a central point;
3)	Data Applications. A software layer to analyze and process information; and,
4)	Data Access & Reporting Process. An access to software tools and reports needed for a specific application

To enable Avensys to offer end to end monitoring solutions to its customers, proprietary technologies were designed to work with technologies from other companies, including partners, competitors, and other third parties. Similarly, Avensys’ services were designed to operate with a variety of communications protocols. It intends to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective.

Web-Based Security Solutions

Our Web-Based Security Solutions are provided by our C-Chip subsidiary. On January 7, 2003, we acquired all assets and intellectual property related to a new wireless, web-based set of communication tools offering users complete access, remote control, and monitoring of a variety of equipment from Capex Investments Limited ("Capex"). The technology we acquired allows selective enabling, disabling (on/off) of targeted equipment, and other commands at will, from anywhere to almost anywhere in North America. Essentially, the products and solutions derived from this technology are targeted to financial institutions and leasing companies to mitigate risks and enforce schedule of payment of borrowers and lessees of certain equipment. This technology is herein referred as the C-Chip technology.

The basic system component of C-Chip’s technology entails a chipset embedded in target devices. This includes a radio frequency receiver and microprocessor, web-based applications and database management. Other required components include access to wireless networks and Internet access. The processor is addressable through a unique electronic serial number that corresponds to the individual device. The processor accepts an input signal and compares the signal to a number of criteria to determine if the current operating condition should be maintained or modified. Additional components to the basic unit include GPS technology for location/tracking and a host of additional monitoring features.

To process the commands of authorized users and to enable users to manage their own database of embedded devices from a central point using the Web, C-Chip has built a proprietary Secure Data Management Center. This eliminates the need for users to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, in order to use the Company’s services.

C-Chip utilizes proven and effective wireless communications technologies including one-way messaging services, two-way messaging services and cellular services.

C-Chip’s proprietary technologies are designed to work with those from other companies, including corporate partners, competitors, and other third parties. Similarly, C-Chip’s services are designed to operate with a variety of wireless communications protocols. The Company expects to continue development of additional proprietary technology, and, where cost-effective, purchase or license technology.

With approximately 4,000 units now in the field which were delivered based on minimal production volume, and market reception to its offering, C-Chip chose to reengineer its product for mass production in the first quarter of calendar 2005 to achieve increased efficiencies and to streamline processes. In order to achieve this as promptly as possible, C-Chip concluded an agreement in April 2005 with iMetrik Inc, a company specializing in the development and marketing of wireless solutions to improve management of mobile and remote assets. The process is now essentially completed and the Company expects to begin delivery of its new units in sizeable quantities, starting October 2005 to provide three core solutions:

1. Credit Chip II is a small two-way communications device installed in a rented, leased or financed vehicle's starter and ignition circuitry, or fuel pump. It allows the credit grantor to disable starting the vehicle in the event that a customer's account is in default. Addressing and disabling a vehicle is as simple as logging onto the Company’s secure website, entering a username and password, selecting the customer account, and then clicking on "Disable." In respect of "Right to cure" laws, an audible warning may also be enabled to advise the customer of the impending shut-down, giving them a 1, 2 or 3-day grace period.

2. Credit Chip 100 provides two-way wireless communications allowing remote visibility of vehicles at all times. It is one of the most cost-effective vehicle tracking devices on the market today. It provides the user with a location map, in real-time via the Internet right on their computer screen. Users can locate a targeted vehicle at any time and each location is stamped with a time and date.

3. Credit Chip 100 C is C-Chip’s most advanced credit management solution. It combines remote visibility of vehicles and immobilization capabilities. Using two-way wireless communications and our Internet Web Applications, credit grantors have the ability to go online, sound a pre-warning, and then disable a vehicle. If suitable payment arrangement is not made, the vehicle can be located on a map in real-time, via the Internet right on any computer screen.

In each of market segments where we intend to position our web-based products, we compete primarily on the basis of functionality, ease of use, quality, price, service availability, effectiveness and financial strength. All our target markets for all market segments are highly competitive. As market demand for wireless communications tools enabling management of remote assets increases, the quality, functionality and availability of competitors' products and services is expected to progress. And with new competitors flooding our market, further price reduction of products and services is expected. In addition, we expect that the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their products and services or offer some or all of the products and services we offer or may offer in the future, possibly at lower prices than ours. This would harm the competitive advantages that our products and services currently enjoy.

Warranties

All of the Company’s web-based products are offered with a warranty. The Company’s current policy is to offer a warranty a one year warranty on all of its web-based products. Avensys’ warranty policy for manufactured products varies between 3 months and one year, depending on the product.

Insurance

Manaris currently has $1,000,000 of insurance coverage for its web-based security products and $1,000,000 for general liability and coverage for our fixed assets. CLI has insurance coverage of $3,000,000 for services and $1,000,000 for general liability and coverage of its fixed assets. Avensys has insurance coverage of $3,000,000 for its fiber based products and $1,000,000 for general liability and coverage of its fixed assets.

Government Regulation

Manaris’s businesses in the security service industry are subject to various federal, state, local and foreign laws and regulations. CLI and CSA hold security licenses from, and their security services are regulated by a local government agency. Both are in good standing. The Company also uses some data from outside sources, including data from third party vendors and various government and public records services, in performing its security services. The use of this data is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which the Company obtains information and conducts its operations, including its access to data used in its business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with the Company’s method of operations and access to data and, as a result, could materially adversely affect Manaris’s business.

In addition to regulations applicable to businesses in general, the Company’s web-based products are subject to certification by the Federal Communications Commission in the US and by the Department of Communications in Canada. C-Chip’s first generation of web-based products are all in the process of obtaining such certification for the US and Canadian markets. Other web-based products are expected to undergo the certification process once all pre-commercialization tests are completed. Furthermore, wireless carriers who supply the Company with airtime enabling our services are also subject to regulation by the Federal Communications Commission in the US and the Canadian Radio-Television and Telecommunications Commission in Canada.

Manufactured products are subject to various industry and government certifications, all of which need to be obtained before commercial launch.

Employees

As of June 30, 2005, we had a total of two hundred ninety-five (295) comprised of; 85 (CLI), 75 (Avensys), 5 (CCTNA), 7 (Manaris), 123 (CSA) employees on the payrolls of C-Chip, CSA, CLI and Avensys and we retained several full-time and part-time consultants. Our employees are not unionized. We believe relationships with our employees and consultants are good.

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

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at June 30, 2005. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations. Further, the going concern opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

2. Because we have historically incurred losses and these losses may increase in the future, we must begin generating a profit from our operations. If we do not begin generating a profit we may have to suspend or cease operations. As a result, you may lose your investment. We have never been profitable. At June 30, 2005 we had negative working capital of $1,329,550. Included in current liabilities are amounts due to related parties of $476,646 that carry no interest or fixed terms of repayment. Funds on hand together with relatively low revenues will not sustain operations for the next year. We will need to raise additional capital to sustain our operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.

3. We have experienced a history of losses and expect to incur future losses albeit at a reduced level. Therefore, we must continue to raise money from investors to fund our operations. If we are unable to fund our operations, we will cease doing business. We have an accumulated deficit of $12,548,352 as of June 30, 2005. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated marketing and administrative costs and stock based compensation. We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability. Product revenue totaled $3,580,619 and service revenue totaled $3,440,609 for the twelve month period ended June 30, 2005. Consequently, we have raised money from investors to fund our operations. If we can't fund our operations through product sales and investments by third parties, we will have to cease operations.

4. We may not be able to obtain additional financing when needed or on acceptable terms.  We have never been profitable and we do not expect that funds on hand together with relatively low revenues will sustain our operations for the next year. We will need to raise additional capital to sustain our operations or to pursue our acquisition strategy.  We cannot assure you that any required additional financing will be available or, if it is, whether it will be on acceptable terms. Our inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on our business. As a result, we could have to suspend or cease our operations and you could loose your entire investment.

5. We have incurred substantial debt which could affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. On February 23, 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we agreed to issue Units consisting of (i) an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share,. Under the terms of the 9.0% Senior Secured Convertible Note, Series A, the Principal on the Note shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal shall be made at our option in cash or, with 10 business day prior notice, in our common stock valued at 85% of the average closing bid price of our stock in the most recent five Trading Days prior to a Valuation Date. As a result, we are subject to the risks associated with substantial indebtedness, including:

-	we are required to dedicate a portion of our cash flows from operations to pay debt service costs;
-	it may be more difficult and expensive to obtain additional funds through financings, if available at all;
-
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

-	if we defaulted under any of our existing indebtedness or if our creditors demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

6. If we default under our financing agreement, we could have to forfeit our rights to our assets. We have pledged substantially all of our assets, including the assets of our subsidiaries, as security to holders of our convertible debentures. A default under the financing agreement concluded with holders of our convertible debentures, if not waived or cured, would permit the holders of the convertible debentures to foreclose on the collateral and we could lose all our rights in the collateral, which would have a materially adverse effect on our business. As a result, we could have to suspend or cease our operations and you could loose your entire investment.

7. We may not be able to implement our acquisition strategy. While our management has some experience in identifying and integrating acquisitions, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. When companies are acquired, we may not be able to integrate or manage these businesses to produce returns that justify our investment. A number of our competitors have also adopted the strategy of expanding and diversifying through acquisitions. We experience competition in our effort to execute our acquisition strategy and expect the level of competition to increase. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the companies we are able to acquire.

8. We may seek to make acquisitions that prove unsuccessful or strain or divert our resources. We may seek to grow our business through acquisitions of related businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

-	the diversion of our management's attention from our everyday business activities;
-	the assimilation of the operations and personnel of the acquired business;
-	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and
-	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

-	we will be able to successfully integrate the operations of any new businesses into our business;
-	we will realize any anticipated benefits of completed acquisitions; or
-	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

-	potentially dilutive issuances of our equity securities;
-	the incurrence of additional debt; and
-	the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

Although we have no present plans or intentions, we continuously evaluate potential acquisitions of related businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

9. We may not be able to develop or manage our internal growth.   Our growing existing businesses may strain our management, human resources and information systems. To manage our growth successfully, we will have to add managers and employees and update our operating, financial and other systems, procedures and controls. In addition, issues relating to new acquisitions may divert current management's attention from existing operations.

10. We are highly dependent on our executive management and other key employees. We rely heavily on our executive management and key employees to provide services and for continued business development. We have employment agreements which contain non-competition and non-solicitation provisions with most of our executive managers and other key employees. Our business could be materially adversely affected if a number of our executive managers and other key employees were to leave us and if we were unable to enforce the non-competition and non-solicitation agreements or to attract and retain qualified replacements.

On September 16, 2005, the Chief Executive Officer, Stephane Solis, resigned. John G. Fraser, the Company’s Secretary/Treasurer, was appointed as Chief Executive Officer. We do not expect the resignation to materially adversely affect the services and business development.

11. Some of our products and services are in the development stage, and may not be effective at a level sufficient to support a profitable business venture. If our products or services are not effective at a level sufficient to support a profitable venture, we will be unable to create marketable products and services, and we will have to cease some of our operations. Most of our products and services are in the development state. Although we have begun to sell some of our products and services and have current data which indicates the promise of the concept and market demand, we can offer you no assurance that all of our products and services will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate sufficient revenues from our key operations, and we will have to reduce, suspend or cease key operations and you could lose your entire investment.

12. If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers that will result in a loss of income and eventually a termination of our operations. As a result you could lose your investment. As a security solutions provider, our future success depends largely upon our ability to determine the features, functionality and services our customers demand and to design and implement products and services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future products and services will adequately satisfy customer demands. If we cannot meet our customers' demands, we will not generate revenues from this business segment and may have to cease or suspend key operations. As a result, you could lose your investment.

13. Because some of our security solutions depend on a limited number of third parties to manufacture and supply critical components for our products and services, if the third party manufacturer should cease operations or refuse to sell components to us, we may have to suspend or cease these operations. As a result, you may lose your investment. If our suppliers do not execute their obligations, or if they stop manufacturing and supplying components critical for our products and services, we may be not be capable of finding other suppliers or operating our business. We rely on limited suppliers for a number of key components and do not have long-term agreements with any of our suppliers. If our agreements with these suppliers were terminated or expired, if we were unable to obtain adequate quantities of components critical for our products and services, if the quality of these components was inadequate, or if the terms for supply of these components became commercially unreasonable, our search for additional or alternate suppliers could result in significant delays, added expense and our inability to maintain or expand key components of our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively. As a result, you could lose your investment.

14. Some of our products and services depend on GPS technology owned and controlled by others, if access to the technology is terminated or withheld from us, we may have to suspend or cease operations. Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of satellites. If the foregoing events occur, we may have to suspend or cease operations.

15. Some of our products and services depend on communication networks owned and controlled by others, and if access to the technology is terminated or withheld from us, we may have to suspend or cease operations. As a security solutions provider, our ability to grow and achieve profitability depends on the ability of communications carriers to provide sufficient network capacity, reliability and security to our customers. When we use wireless communications, even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless and land-based carriers were to increase the prices of their services, or to suffer operational or technical failures.

16. Our business is subject to rapid technological change.    Two of our business units develop security solutions for clients. C-Chip itself integrates wireless communications, online transactions, software applications, RFID technology, the Internet and, when location is required, GPS technology, to enable business users to efficiently access, control, manage and monitor remote assets at low costs. Our wholly-owned subsidiary, Avensys, uses leading edge fiber optics sensor technology to offer business and corporations different monitoring solutions related to the environment, including buildings and infrastructure. Many of the technologies that we currently use have only recently emerged and our future success will depend upon the ability of our product development team to remain current with the rapid changes in the technologies. If we fail to do this, we could be at a competitive disadvantage. If we cannot foresee and adapt to technological changes, our business will be materially adversely affected.

17. Our business depends on the protection of its intellectual property and proprietary information.  We rely on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect our proprietary rights in our products and technology. These measures may not be adequate to protect our trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use our products or technology. To enforce our proprietary rights, we may have to engage in litigation to defend and enforce our intellectual property rights, either domestically or in other countries, and we could face substantial costs and diversion of resources, including management' s attention, regardless of the outcome of that litigation. Any of our attempts to enforce our intellectual property rights may not be successful, may result in royalties that are less than the cost of such enforcement efforts or may result in the loss of the intellectual property altogether. Further, we may not have adequate funds available to prosecute actions to protect or defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future. Even if we succeeded in protecting our intellectual property, others may independently develop similar technologies or products that do not infringe on our intellectual property.

18. Our trademarks may not give us adequate protection. As a result, third parties may appropriate our trademarks that may reduce our competitive edge and cause our revenues to decrease. We have trademarks. There is no assurance, however, that third parties may not infringe on our trademarks. In order to protect our trademark rights, we may have to file lawsuits and obtain injunctions, which will likely be expensive and divert our resources. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that those infringing on our trademarks will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect or to defend our trademarks, in which case those infringing on our trademarks could continue to do so in the future.

19. Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our products and services Third parties may claim that our current .or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. As a result, our business and operating results could be materially adversely affected.

20. Changes in government regulations and licensing requirements could have a material adverse effect on our business.  Our businesses are subject to various federal, state, local and foreign laws and regulations. Two of our subsidiaries hold security licenses from, and their security services are regulated by, local government agencies. We also use some data from outside sources, including data from third party vendors and various government and public records services, in performing our security services. The use of this data is regulated by certain laws and regulations. To date, applicable laws and regulations have not interfered materially with the manner in which we obtain information and conduct our operations, including our access to data used in our business. However, changes in these laws and regulations or the adoption of new laws or regulations, particularly those relating to privacy, could interfere with our method of operations and access to data and, as a result, could materially adversely affect our business. Our security products are also subject to certification by the Federal Communications Commission in the US and by the Department of Communications in Canada. Further, wireless carriers who supply us with airtime enabling some of our services are also subject to regulation by the Federal Communications Commission in the US and the Canadian Radio-Television and Telecommunications Commission in Canada. If any of our security products could not obtain certification from either or both the Federal Communications Commission in the US and the Department of Communications, or if the communications carriers that we use to provide some of our services to our customers could not obtain a renewal of their licenses, our business would be materially adversely affected.

21. Competitive conditions could materially adversely affect our businesses. The markets in which we do, and intend to do, businesses are highly competitive with few barriers to entry. Our ability to execute our business strategy depends in part upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. In all market segments in which we operate, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have better reputations among potential customers in the delivery of particular services or products. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete.

22. We may be exposed to liability claims if products based on our technologies are marketed and sold. We have liability insurance coverage on our products which varies from $1,000,000 to $3,000,000, however if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations. If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. Although we maintain product liability insurance of between $1,000,000 and $3,000,000, we cannot provide any assurance that:

-	our insurance will provide adequate coverage against potential liabilities if a product or a service that we provide causes harm or fails to perform as promised;
-	adequate product liability insurance will continue to be available in the future; or
-	our insurance can be maintained on acceptable terms.

The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets or cause us to cease operations. If a judgment is rendered against us for any amount of money over our coverage of $1,000,000 and, in some cases, of $3,000,000, we may have to cease operations.

23. Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. We have suppliers that are located outside Canada and the U.S. Our functional currency is Canadian dollars and we report our results in U.S. dollars. Fluctuations in the value of Canadian and U.S. dollars are difficult to predict and can cause us to incur currency exchange costs. Although, we cannot predict the effect of exchange rate fluctuations on our future operating results any material changes could cause our operating results to be materially adversely affected.

24. Because a limited number of our stockholders collectively continue to own a majority of our stock, they may act, or prevent certain types of corporate actions, to the detriment of other stockholders. Our officers and directors and certain stockholders beneficially own in the aggregate approximately 11.02% of our outstanding shares of common stock. As a result, these stockholders may be able to influence significantly the actions that require stockholder approval, including:

-	the election of a majority of our directors; and
-	the approval of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, this influence could preclude any unsolicited acquisition of us and consequently materially adversely affect the price of our common stock.

25. Because the market for our common stock is limited, you may not be able to resell your shares of common stock. There is currently only a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MANS." Trading volume of OTC Bulletin Board stocks has been historically lower and more volatile than stocks traded on an exchange. As a result, you may not be able to resell your securities in open market transactions.

26. Sales of substantial amounts of our common stock could cause our stock price to fall. As of June 30, 2005, 54,782,802 shares of our common stock were outstanding, 37,692,544 of which were freely tradable and 17,090,258 of which were restricted as a result of securities laws. In addition, as of June 30, 2005, 31,073,088 shares of our common stock were issuable upon conversion of our outstanding debentures and exercise of outstanding options and warrants. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities. The terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market price of our common stock.

27. Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted. Our common stock is now and may continue to be in the future subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

ITEM 2. DESCRIPTION OF PROPERTIES

The Manaris main office is located at 1155, Rene-Levesque West, Suite 2720, Montreal, Quebec, Canada. The base rent for the current premises is approximately CDN$8,161 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on November 30.

The office of our wholly owned subsidiary, C-Chip, is located at 740 Notre-Dame West, Suite 1320, Montreal, Quebec, Canada. They currently lease approximately 1,900 square feet for administration and development. The base rent for the current premises is approximately CND$2,300 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires in June 2010.

The office of our wholly owned subsidiary, Chartrand Laframboise Inc., is located at 2 Place Laval, Suite 350, Laval, Quebec, Canada. They currently lease approximately 6,700 square feet for administration. The base rent for the current premises is approximately CND$12,100 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on January 31, 2007.

The main office of our wholly owned subsidiary, Avensys Inc., is located at 880 Selkirk, Pointe-Claire, Quebec, Canada. They currently lease approximately 20,500 square feet for administration and production. The base rent for the current premises is approximately CND$13,670 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on July 31, 2006.

Avensys has also two sales representative offices in Canada. They currently lease approximately 3,615 square feet for administration at 1131 Derry Road East, Mississauga, Ontario Canada. The base rent for the current premises is approximately CND$2,184 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on June 30, 2006. They currently lease approximately 400 square feet for administration at 301-1493 Johnston Road, White Rock, British Columbia, Canada. The base rent for the current premises is approximately CND$500 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on January 31, 2007.

Avensys Inc. also maintains research and development facilities and development facilities. These facilities are located at 247 Boulevard Thibeau, Cap-de-la-Madeleine, Quebec, Canada They currently lease approximately 6,500 square feet and the base rent for the current premises is approximately CND$2,871 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on October 30, 2006.

We believe that additional office space will be required, and readily available, as our business grows.

ITEM 3. LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to threat of litigation, claims and assessments. Management does not believe that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

A motion was filed by Citicorp Vendor Finance Ltd., under Quebec law, in the district of Montreal, Province of Quebec, totalling $69,600 USD ($85,348 CAD) for an unpaid contract of credit. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages is not expected to have a material adverse impact on our financial condition.

A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $506,000 USD ($620,000 CAD) with regards to alleged breach of employment contract and wrongful dismissal of Charles Finkelstein. This lawsuit was settled on September 2, 2005 for an amount of $81,600 USD ($100,000 CAD) and the transfer of 200,000 shares of the Company, currently held in escrow. The parties exchanged under this agreement a complete and final release regarding their business and employment relationship.

Autoland filed a lawsuit on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $81,600 USD ($100,000 CAD) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the “Hawk 200”. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

A lawsuit was filed by Richard Larocque on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $88,900 USD ($108,900 CAD) for alleged wrongful and unnecessary use of force in the exercise of the Company’s employee security duties. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

Rothsman Bastien, filed a lawsuit under Quebec law, in the district of Laval, Province of Quebec, totalling $66,351USD ($81,306 CAD) for compensatory damages and $12,240USD ($15,000 CAD) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any compensatory damages will be covered by the Company’s insurance policy. The punitive and exemplary damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc under the symbol "MANS." Our shares began trading on July 2, 2001. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last three years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions. Prices before January 23, 2003 are adjusted for a 20:1 stock split on that date.

Fiscal Quarter	High Bid	Low Bid
2005
04-01-05 - 06-30-05	0.79	0.41
01-01-05 - 03-31-05	1.02	0.65
10-01-04 - 12-31-04	0.86	0.65
07-01-04 - 09-30-04	0.90	0.62
2004
04-01-04 - 06-30-04	1.09	0.71
01-01-04 - 03-31-04	0.87	0.63
10-01-03 - 12-31-03	0.94	0.50
07-01-03 - 09-30-03	0.87	0.17
2003
04-01-03 - 06-30-03	0.53	0.15
01-01-03 - 03-31-03	1.00	0.21
10-01-02 - 12-31-02	0.20	0.05
07-01-02 - 09-30-02	0.10	0.06

As of June 30, 2005, we had one hundred twenty-four shareholders of record of our common stock. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

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

Issuance and Cancellation of Common Shares

During the year ended June 30, 2005, the Company:

During the year ended June 30, 2005, the Company issued 2,120,501 common shares for total proceeds of $205,012 from the exercise of stock options.

During the year ended June 30, 2005, a total of 176,767 stock options were exercised after issuance to settle outstanding payables in the amount of $127,327.

During the year ended June 30, 2005, the Company issued 121,250 restricted common shares and 95,193 common shares for total proceeds of $2 following the exercise of 216,443 Series IB1 warrants.

In May 2005, the Company issued 120,000 restricted common shares with a value of $79,200 for consulting fees.

In April 2005, the Company issued 1,106,667 restricted common shares valued at $830,000 following the conversion of convertible debentures.

In April 2005, the Company issued 258,000 restricted common shares valued at $175,182 as a finder’s fee and 32,260 restricted common shares valued at $32,260 as a consultant’s fee related to the acquisition of Avensys Inc. A total of 159,458 restricted common shares valued at $146,701 were issued as a finder’s fee related to the acquisition of CLI Group.

In January 2005, the Company issued 164,474 restricted common shares with a value of $125,000 for the purchase price of Markus 360.

In March 2005, the Company issued 10,400,002 restricted common shares having a value of $7,633,586 for the acquisition of Avensys Inc. The Company issued 432,427 restricted common shares valued at $324,320 as finder’s fee related to the acquisition of Avensys Inc.

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

Securities authorized for issuance under equity compensation plans

We have two equity compensation plans: our 2003 Nonqualified Stock Option Plan and our 2004 Nonqualified Stock Option Plan (the "Plans"). The Plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plans include 10,000,000 shares. As of June 30, 2005, options to purchase 8,536,586 shares had been granted of which 3,958,686options had been exercised, 735,400 had been forfeited and 3,842,500 are outstanding. Under the Plans, we have 2,198,814 options available for issuance as at June 30, 2005.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected
Plan category	(a)	(b)	I2n column (a)) (c)

Equity compensation plans
approved by security holders	0	0	0

Equity compensation plans not
approved by securities holders	3,842,500	$0.65	2,198,814

Total	3,842,500	$0.65	2,198,814

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see Part I initial paragraph concerning “forward-looking statements”.

Executive Overview

Significant milestones were accomplished in the twelve month period ended June 30, 2005. In particular, the acquisitions of Avensys Inc, and Chartrand Laframboise Inc. (CLI) in Q3 of the fiscal period have both grown our asset base significantly and expanded our sources of revenue. In fact, of the $7 million in revenue for FY 2005, $3.7 million was generated in Q4.

We expect steady growth and profitability from these two subsidiaries in the coming year. Aside from any possible acquisitions made by Avensys and CLI, the major potential for revenue growth in the next 12 months for Manaris rests with C-Chip, the subsidiary conducting the Company’s original core business. We have made a significant investment in reengineering the C-Chip product line as we strongly believe in the product concept. C-Chip’s senior management clearly understands the need to produce results during FY2006. Market conditions appear to be healthy for all three subsidiaries.

In February 2004, we purchased 100% of Canadian Security Agency (2004) Inc. ("CSA"), a private Montreal-based business established in 1984 that provides security services to large corporate accounts, including courier and trucking companies. As consideration for the purchase of CSA, we issued 1,600,000 restricted common shares to 9129-2763 Quebec Inc. On closing, 600,000 of restricted common shares were released to 9129-2763 Quebec Inc. with the remaining 1 million shares being subject to an escrow agreement. The release of these 1 million restricted common shares to 9129-2763 Quebec Inc. were subject to the attainment of certain milestones by CSA. The first milestone was achieved on May 2004 and 300,000 shares were released from escrow. In September 2004, a second milestone was attained and an additional 200,000 shares were released from escrow. Subject to the payment by 9129-2763 Quebec Inc. of notes amounting to $383,536 as of March 31, 2005, we will release the remaining 500,000 shares to the selling shareholder. We are doubtful that we will recover this amount.

The Canadian Security Agency (2004) Inc. (CSA) has been a disappointment and has not lived up to expectations. We made a decision subsequent to the end of FY2005 to cease operations at CSA and sold the client list to Sécurité Kolossal Inc. At the same time we settled a pending lawsuit with the original shareholder of CSA. The loss of CSA revenues will not have a material impact on our revenue stream.

In February 2005, we closed a private placement of $4,675,000 with eighteen institutional investors. Subsequent to our year end of June 30, 2005, we concluded a Special Warrant Offering enabling our Company to raise approximately an additional $2.6 million.

The Company has several priorities for FY2006. Manaris, the holding company, will reduce costs where possible. We will further leverage the success of both Avensys and CLI and expect C-Chip to start realizing its potential. Overall, corporate focus will be on the need towards profitability and continued growth. In addition, we will also look to streamline operations and develop efficiencies amongst complementary activities of our subsidiaries. The following are our subsidiaries’ priorities for FY2006:

Chartrand Laframboise Inc. offers services that include investigation, surveillance, undercover agents, background verification, business intelligence, security consulting and labor management conflict to over 1,000 customers. For FY2006, in addition to continued profitability, CLI is seeking opportunities to broaden its service offering and expand geographically across Canada.

Avensys Inc. is a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments, including air, soil and water. We anticipate that FY2006 should be a profitable year accompanied with significant revenue growth when compared to the previous 12 months period. If we exclude a one-time procurement project realized in FY2005, the planned growth is superior to 30. We expect that the production of fiber optics components will continue to be the highest growth area of the company, with some investments needed to keep our lead position and improve our manufacturing processes. This fiscal year will also see the transfer of our first optical sensors from the research and development group to the manufacturing group. The market for optical sensing solutions should therefore produce tangible results, although we expect that the real growth for that sector will start in the next fiscal year.

With regards to environmental and geotechnical solutions, the volume of distributed monitoring equipment should be stable, but our involvement into customer solutions will show double digit growth. It is our intention to create a team totally dedicated to integrated solutions in FY2006, with the achievement of a first large scale integrated customer solution during the year.

We anticipate that our recent launch in summer 2005, of our advanced limnimeter will result in excellent year-end results for this new technology, with even higher growth in the coming years.

C-Chip specializes in the high-tech sector of the security industry, with technology that allows credit grantors the ability to efficiently access, control, manage and monitor remote assets at low costs. For FY2006, C-Chip’s priority is to manufacture and deliver an increasing number of C-Chip products into the North American marketplace.

Recent Financings

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash or, with 10 business day's prior notice, in common stock of our Company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. The Notes contains full ratchet anti-dilution protection.

In July 2005 the Company made a Special Warrant Offer (the “Offer”) to all Class A Series A, Series E, and Series F warrant holders. A total of $2,576,168 was raised under the Private Placement. Under the terms of the Offer, each Holder participating in the Offer by exercising any Series E Warrants at $0.35 per share received new Series G Incentive Warrants (the “Series G Incentive Warrants”) and new Series I Incentive Warrants (the “Series I Incentive Warrants”), each in an amount equal to one hundred percent (100%) of the number of shares of the Company’s common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 of Series G Incentive Warrants and 3,797,976 of Series I Incentive Warrants.

Holders participating in the Offer by exercising any Class A Warrants, Series A Warrants or Series F Warrants received new Series H Incentive Warrants (the “Series H Incentive Warrants”) and new Series J incentive warrants (the “Series J Incentive Warrants”), each in an amount equal to twenty-five percent (25%) and fifty percent (50%), respectively, of the number of shares of the Company’s common stock issued upon exercise of the Class A Warrants, the Series A Warrants or the Series F Warrants pursuant to the Offer. A total of 3,562,359 of Class A Warrants, Series A Warrants and Series F Warrants were exercised which prompted the issuance of 890,590 Series H Warrants and 1,781,180 of Series J Warrants.

As a result of the Offer, the Company, pursuant to the Warrants in effect, adjusted the respective Warrants accordingly.

Following the Offer, the Company received notice from the SEC inquiring about details regarding the Offer and the registration amendment. The Company has replied accordingly and is waiting for a response from the SEC.

Further, as a result of Special Warrant Offering, the Company issued shares of common stock for a consideration per share less than the Conversion Price in effect, which constitutes a “Trigger Issuance” under the Senior Secured Convertible Note of February 16, 2005. Consequently, some Investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the Note into Shares of Common Stock. A total of $815,985 of the Senior Secured Convertible Note was converted. Having made four principle payments, the balance remaining on the Note Agreement totals $2,971,647.

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

Revenue Recognition

One of our subsidiaries, C-Chip has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. Commercial product sales are recorded when shipped as part of a sales agreement, usually by customer purchase order. Certain product sales contain a small charge for after sales service for up to one year; such amounts are deferred and recognized as revenue when earned. Products carry a one-year replacement warranty and the level of actual warranty expense has not been material.

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

CLI recognizes revenue for service contracts as the services are performed using a proportional performance model. Revenues from investigation contracts are reported on the percentage of completion method of accounting using measurements of progress toward completion appropriate for the work performed. Progress is generally based upon man-hours or costs incurred based upon the appropriate method for the type of job.

Avensys Inc. recognizes revenues when goods are shipped and the risks and rewards have transferred to customers. Revenues are recorded net of rebates, discounts and sales returns. Avensys and its 70% owned subsidiary, specialize in developing, manufacturing and installing control and monitoring remote security solutions.

Our Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiary, Fizians Inc. of which Avensys owns 70% of its outstanding shares and the accounts of Avensys Labs Inc., a company in which Avensys holds variable interests and is the primary beneficiary, b) 100% of 6327915 Canada, Inc., 9151-3929 Quebec Inc., 3826961 Canada Inc., 3428249 Canada Inc., Chartrand Laframboise Inc. and 9126-7641 Quebec Inc. (collectively the "CLI Group"), c) 100% of Canadian Security Agency (2004) Inc., d) 100% of C-Chip. Operating results for the CLI Group and Avensys are included from the date of acquisition of February 28, 2005. All inter-company accounts and transactions have been eliminated.

Amortization of Equipment and Property

Our Company's property and equipment are recorded at cost. Our Company provides for depreciation using the following methods and applying rates estimated to amortize the cost over the useful life of the assets:

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

Customer lists	3-10 years
Licenses, patents and trademarks	4-6 years
Non-compete agreements	4 years

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

Income Tax

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company has incurred net operating losses of $10,394,000 which expire starting in 2015. Pursuant to SFAS 109 our Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" . The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our Company's results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18," Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6," Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Our Company is evaluating the impact of adopting this standard on the Company's results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. Our Company will consider SAB 107 during the implementation of SFAS No. 123R.

Results of Operations

Twelve months ended June 30, 2005 compared to Twelve months ended June 30, 2004

The results of the operations include the accounts of the Company and its wholly-owned subsidiaries.

Operating results for CSA were included for the twelve months in 2005 compared to four months in 2004. Operating results for CLI Group and Avensys were included from the date of acquisition of February 28, 2005. Operating results for C-Chip were included from April 1, 2005.

Our revenues for the twelve months ended June 30, 2005 were $7,021,228 compared to $1,040,898 last year. The increase was primarily due to acquisition of CLI and Avensys during the year. For the same period, our product revenue accounted for $3,580,619 compared to $210,222 last year. An increase of $3,238,000 was primarily due to the acquisition of Avensys. Our service revenues were $3,440,609 for the period ended June 30, 2005 compared to $830,676 in the prior year. An increase of $1,472,000 was due to the acquisition of CLI during the year and $1,164,000 was due to the impact of CSA that accounted for twelve months in 2005 compared to four months in 2004. Gross margin for the twelve months ended June 30, 2005 was $2,354,728 compared to $379,059 for the same period last year. Our net loss for the twelve months ended June 30, 2005 was $6,230,943 compared to $4,590,561 for the same period last year. Net losses were generated mainly by our wholly owned subsidiary CSA, by our re-engineering of the c-chip product line and by increased corporate expenses arising out of the acquisitions and the February financing.

Operating expenses for the twelve months ended June 30, 2005 were $7,724,241 compared to $3,522,643 for the same period last year. Selling, General and Administration expenses for the twelve months ended June 30 2005, which exclude stock based compensation of $1,216,542, were $4,538,256 compared to $1,858,376 in the same period last year, also excluding stock based compensation of $856,384 last year. The above reflected increased marketing, consulting and professional expenses in the period ended June 30, 2005. Research and development expenses for the twelve months ended June 30, 2005 were $731,865 compared to $351,584 for the same period last year. Acquired in-process research and development for the twelve months ended June 30, 2005 was $386,749 compared to none last year. Impairment of goodwill and other intangible assets for the twelve months ended June 30, 2005 was $180,974 compared to $278,852 in the prior year.

Our results for the twelve months ended June 30, 2005 includes the results of recently acquired CLI, from February 28, 2005 to June 30, 2005, and the results of Avensys from February 28, 2005 to June 30, 2005, and C-Chip since April 1, 2005.

Financial Condition, Liquidity and Capital Resources

We are involved in the risk mitigation business. Through our different business units, our aim is to provide services and solutions to our customers encompassing all aspects of the security industry, from the collection and transmission of information, to the treatment and analysis of the data collected, all to offer the required intervention and protection whether it pertains to assets, persons or the environment. So far, our operations have been financed primarily from cash on hand, from the sale of common shares or of convertible debentures and with respect to Avensys, CLI and CSA primarily from revenue from the sales of products and services.

As of June 30, 2005 we had a deficiency in working capital of $1,329,550, compared to a working capital of $1,567,254 at June 30, 2004. Included in these figures, a cash balance of $287,147 (2004: $1,561,020), $2,858,275 (2004: $237,384) in accounts receivable, $1,097,776 (2004: $155,680) in inventory, $1,507,959 (2004: $165,362) in accounts payable and $2,021,127 (2004: $232,705) in accrued liabilities and $1,598,273 (2004: $221,490) in loans payable. The main reason for these significant changes is due to the consolidation of our new wholly-owned subsidiaries, Avensys and CLI.

Net cash used for our operations was $2,661,708 (2004: $1,813,789). We mainly financed our operations and acquisitions through the issuance of a Senior Convertible Debenture for a total cash proceeds of $4,675,000 and the issuance of 10,400,002 common shares. Additional cash was raised through the exercise of 2,120,501 stock options for $205,012 (2004: $339,618).

As of June 30, 2005, our Company’s total assets were $20,115,755 compared to $3,053,936. The increase is due to acquisition of our two wholly-owned subsidiaries. The increase in total assets was primarily attributable to Goodwill, $9,727,454 compared to $107,000 in 2003, and in intangible assets $3,852,772 compared to $447,125 in 2003. The main reason for these significant changes is due to the consolidation of our new wholly-owned subsidiaries, Avensys and CLI.

As of June 30,2005, the Company had 54,782,802 issued and outstanding shares compared to 39,595,803 in 2003. The increase in common shares is mainly due to the issuance of 10,400,002 common shares for Avensys business acquisition.

Stock options outstanding at June 30 2005 totaled 3,842,500 at a weighted average exercise price of $0.65 and have a weighted average remaining contractual life of 4.13 years.

In January, 2005, we completed the acquisition of Markus 360, an asset management software solution designed to control and monitor the movement of assets within one or many premises. The purchase price of $125,000 was satisfied by the issuance of 164,474 restricted shares of our common stock. The purchase agreement requires us to pay the seller a royalty of 10% of future gross revenue of the software, up to a maximum of $1,000,000, over a 5 year period.

In February, 2005, we completed the acquisition of CLI of Montreal Canada, and all businesses related to CLI, including Commercial Business Bureau Inc. The purchase price was $3,000,000CND (US$2,439,000) and a US$1,394,000 convertible debenture with a coupon of 9% and a 5 year maturity date. At the option of the holders, the debenture is convertible into 1,700,000 shares of our common stock at price of $0.82 per share.

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued Units consisting of (i) an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Note, Series A, principal on the Note shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash or, with 10 business days prior notice, in common stock of our company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. Further, as part of the Purchase Agreement, investors were issued warrants, which if exercised, will provide $5,304,252 as follows:

i)	5,394,131 warrants exercisable at $0.75 each and expiring in February 2010.
ii)	1,798,077 warrants exercisable at $0.70 each and expiring in February 2006.

Related to the completion of the above private placement, we agreed to issue warrants to the placement agents, which if exercised, will provide $472,724 as follows:

i)	336,635 warrants exercisable at $0.0001 each and expiring in February 2010.
ii)	215, 385 warrants exercisable at $0.65 each and expiring in February 2010.
iii)	323, 076 warrants exercisable at $0.75 each and expiring in February 2010
iv)	107, 692 warrants exercisable at $0.70 each and expiring in February 2006
v)	20,000 warrants exercisable at $0.75 each and expiring three (3) following the effectiveness of the current registration statement.

In March 2005, we acquired all of the issued and outstanding common stock of Avensys. We issued 10,400,000 restricted shares of our common stock in exchange for 15,746,369 shares of Avensys Inc. which constituted all of the issued and outstanding common stock of Avensys Inc. Further, we agreed to pay CDN$385,000 to holders of options of Avensys, Inc. and then cancelled the options. The beneficiaries of the options have received CDN$231,000 as of the date hereof and will receive CDN$154,000 on or before December 31, 2005. The balance of the purchase price due not later than December 31, 2005 will accrue interest as from the date of closing at a rate of twelve percent (12%) per year calculated daily and payable monthly and any unpaid interest will carry interest at the same rate.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Manaris Corporation
(Formerly C-Chip Technologies Corporation
(Formerly A Development Stage Company)
Consolidated Financial Statements
June 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Manaris Corporation (formerly C-Chip Technologies Corporation)

We have audited the accompanying consolidated balance sheets of Manaris Corporation (formerly C-Chip Technologies Corporation) as of June 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manaris Corporation (formerly C-Chip Technologies Corporation), as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses since inception. The Company's working capital and cash flows generated from product and service revenues may not be sufficient to fund operations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS
Vancouver, Canada
August 29, 2005

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2005 $	June 30, 2004 $
ASSETS

Current Assets

Cash	287,147	1,561,020
Accounts receivable, net of allowance for doubtful accounts of $141,093 and $5,805, respectively	2,858,275	237,384
Other receivables (Note 7)	899,248	—
Inventories (Note 7)	1,097,776	155,680
Note receivable from a related party (Note 9(b))	—	417,899
Prepaid expenses	143,717	45,554
Restricted marketable securities	81,606	—

Total Current Assets	5,367,769	2,417,537

Property and Equipment (Note 8)	731,075	82,274
Intangible Assets (Note 6)	3,852,772	447,125
Goodwill (Notes 3 and 6)	9,727,454	107,000
Deferred Financing Costs	436,685	—

Total Assets	20,115,755	3,053,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,507,959	165,362
Accrued liabilities (Note 7)	2,021,127	232,705
Loans payable (Note 10)	1,598,273	221,490
Current portion of long-term debt	199,878	—
Current portion of convertible debentures	893,436	—
Due to related parties (Note 9(a))	476,646	230,726

Total Current Liabilities	6,697,319	850,283

Long-term Debt, less Current Portion (Note 11)	483,240	—
Convertible Debentures (Note 12)	1,687,304	—

Total Liabilities	8,867,863	850,283

Non-controlling Interest	18,033	—

Commitments and Contingencies (Notes 1 and 16)

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized with a par value of $0.00001; 54,782,802 and 39,595,803 issued and outstanding, respectively	548	396
Additional Paid-in Capital	24,142,078	8,536,780
Deferred Compensation	—	(25,974)
Accumulated Other Comprehensive Income (Loss)	(364,415)	9,860
Deficit	(12,548,352)	(6,317,409)

Total Stockholders’ Equity	11,229,859	2,203,653

Total Liabilities and Stockholders’ Equity	20,115,755	3,053,936

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

	For the Years Ended June 30,
	2005 $	2004 $

Revenue

Product	3,580,619	210,222
Service	3,440,609	830,676

Total Revenue	7,021,228	1,040,898

Cost of Revenue

Product	2,255,020	102,487
Service	2,411,480	559,352

Total Cost of Revenue	4,666,500	661,839

Gross Margin	2,354,728	379,059

Operating Expenses

Depreciation and amortization	461,819	177,456
Selling, general and administrative	4,538,256	1,858,367
Acquired in-process research and development	386,749	—
Impairment of goodwill and other intangible assets	180,974	278,852
Impairment of long-lived assets	15,487	—
Research and development	731,865	351,584
Stock based compensation[1]	1,216,542	856,384
Settlement costs	192,549	—

Total Operating Expenses	7,724,241	3,522,643

Loss from Operations	(5,369,513)	(3,143,584)

Other Expenses

Interest expense	288,735	11,901
Debenture accretion	609,225	16,625
Discount on conversion of debt	—	1,418,451

Net Loss Before Income Tax Benefit	(6,267,473)	(4,590,561)

Income Tax Benefit	37,787	—

Net Loss Before Non-controlling Interest	(6,229,686)	(4,590,561)

Non-controlling Interest	1,257	—

Net Loss	(6,230,943)	(4,590,561)

Comprehensive Loss (Note 15)	(6,605,218)	(4,580,701)

Net Loss Per Share - Basic and Diluted	(0.15)	(0.14)

Weighted Average Shares Outstanding	41,022,000	33,450,000

(1) Stock based compensation is excluded from the following:
Selling, general and administration	1,216,542	856,384

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

	For the Years Ended June 30,
	2005 $	2004 $
Operating Activities

Net loss	(6,230,943)	(4,590,561)

Adjustments to reconcile net loss to cash used in operating activities
Contingent consideration paid in shares	148,000	303,000
Stock based compensation	1,068,542	553,384
Expenses settled with issuance of common shares	79,200	261,534
Discount on conversion of debt	—	1,418,451
Depreciation and amortization	461,819	177,456
Amortization deferred financing costs	56,525	—
In-process research and development	386,749	—
Non-controlling interest	1,257	—
Accretion of debenture	609,225	16,625
Impairment of goodwill and other intangible assets	180,974	278,852
Impairment of long-lived assets	15,487	—
Impairment of promissory note	383,536	—

Changes in operating assets and liabilities
(Increase) in accounts receivable	(852,061)	(82,816)
Decrease (increase) in inventory	28,811	(142,340)
Decrease in other receivable	114,607	—
Decrease (increase) in prepaid and other assets	81,686	(33,108)
Increase in due to related parties	245,920	—
Increase in accounts payable and accrued liabilities	558,958	25,734

Net Cash Used In Operating Activities	(2,661,708)	(1,813,789)

Investing Activities
Acquisition of companies, net of cash acquired	(2,741,657)	—
Purchase of property and equipment	(36,689)	(28,429)
Payment received on note receivable	—	55,372
Acquisition of customer list	(26,644)	—

Net Cash Provided by (Used) in Investing Activities	(2,804,990)	26,943

Financing Activities
Repayments on bank credit line	(318,555)	(62,250)
Repayment of debt	(84,267)	—
Related party advances	—	(2,840)
Deferred financing costs related to senior convertible debenture	(413,681)	—
Proceeds from loans	445,561	—
Proceeds from senior convertible debenture	4,675,000	—
Proceeds from issuance of common shares, net	—	3,054,973
Proceeds from exercise of stock options and warrants	205,014	339,618

Net Cash Provided By Financing Activities	4,509,072	3,329,501

Effect of Exchange Rate Changes on Cash	(316,247)	9,860

Increase (Decrease) in Cash	(1,273,873)	1,552,515

Cash - Beginning of Year	1,561,020	8,505

Cash - End of Year	287,147	1,561,020

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(expressed in U.S. dollars)

	For the Years Ended June 30,
	2005 $	2004 $

Non-Cash Financing and Investing Activities

Issuance of common shares for services	79,200	261,534
Issuance of common shares for finder’s fees and acquisition related consulting fees	678,463	—
Issuance of common shares for Avensys business acquisition	7,633,588	—
Issuance of convertible debt for CLI business acquisition	1,380,543	—
Issuance of common shares for technology acquisition	125,000	—
Issuance of common shares for acquisition of Canadian Security Agency (2004) Inc.	—	468,000
Issuance of common shares for settlement of promissory note	—	500,000
Issuance of common shares for convertible debenture	830,000	966,722
Issuance of common shares to settle outstanding payables	127,327	—

Supplemental Disclosures

Interest paid	48,597	11,901
Income taxes paid	27,441	—

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)

	Common Shares		Additional Paid-In	Deferred	Accumulated Other Comprehensive		Total Stockholders’
	# of	Amount	Capital	Compensation	Income	Deficit	Equity
	Shares		$$		$$		$$

Balance, June 30, 2003	25,293,960	253	645,268	—	—	(1,726,848)	(1,081,327)
Common stock issued for services	788,206	8	261,526	—	—	—	261,534
Common stock issued for cash	5,503,008	55	3,054,917	—	—	—	3,054,972
Common stock issued for promissory note	909,091	9	499,991	—	—	—	500,000
Common stock issued for debenture	3,910,120	39	966,683	—	—	—	966,722
Discount on debenture	—	—	1,418,451	—	—	—	1,418,451
Common stock issued for purchase of business	1,600,000	16	467,984	—	—	—	468,000
Issuance of common shares from exercise of stock option	1,591,418	16	339,602	—	—	—	339,618
Stock based compensation	—	—	882,358	(25,974)	—	—	856,384
Translation adjustment	—	—	—	—	9,860	—	9,860
Net loss for the year	—	—	—	—	—	(4,590,561)	(4,590,561)

Balance, June 30, 2004	39,595,803	396	8,536,780	(25,974)	9,860	(6,317,409)	2,203,653
Common stock issued for services	1,002,145	10	757,653	—	—	—	757,663
Common stock issued for purchase of business	10,400,002	104	7,633,484	—	—	—	7,633,588
Common stock issued for purchase of intangible asset	164,474	1	124,999	—	—	—	125,000
Issuance of common shares from exercise of stock options	2,120,501	22	204,990	—	—	—	205,012
Stock based compensation	—	—	1,190,568	—	—	—	1,190,568
Amortization of deferred compensation	—	—	—	25,974	—	—	25,974
Common stock issued to settle outstanding payables	176,767	2	127,325	—	—	—	127,327
Discount on debenture	—	—	2,470,674	—	—	—	2,470,674
Debenture conversion	1,106,667	11	829,989	—	—	—	830,000
Warrants issued	—	—	2,265,616	—	—	—	2,265,616
Common stock issued pursuant to warrants exercised	216,443	2	—	—	—	—	2
Translation adjustment	—	—	—	—	(374,275)	—	(374,275)
Net loss for the year	—	—	—	—	—	(6,230,943)	(6,230,943)

Balance, June 30, 2005	54,782,802	548	24,142,078	—	(364,415)	(12,548,352)	11,229,859

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

1. Nature of Operations and Continuance of Business

Manaris Corporation (the “Company”) was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

On January 7, 2003 the Company acquired assets and intellectual property. It then changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed it’s name to Manaris Corporation.

On February 17, 2004, the Company acquired Canadian Security Agency (2004) Inc., (“CSA”) a company providing guard and security services. (Refer to Note 3(c)).

The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, “Development Stage Companies”. The Company has achieved significant revenue from acquired companies as described below. The companies acquired during the year ended June 30, 2005 have significant operations which involve security services and products. The Company is no longer considered a development stage company.

On February 28, 2005, the Company acquired, through its wholly owned subsidiary corporation, 6327915 Canada, Inc., 100% of the outstanding shares of 9151-3929 Quebec Inc., ("Quebec") and 3826961 Canada Inc. ("Canada"). Quebec and Canada collectively own 100% of 3428249 Canada Inc. 3428249 Canada Inc. owns 100% of Chartrand Laframboise Inc., a company specializing in the security field, and 100% of 9126-7641 Quebec Inc., a company specializing in the credit management and verification. On June 30, 2005, 3428249 Canada Inc. and 6327915 Canada Inc. completed a merger transaction. The merged company continues to be 6327915 Canada Inc. Following the merger 3826961 Canada Inc. and 9151-3929 Quebec Inc. were each dissolved on June 9, 2005 and September 26, 2005, respectively. Collectively, Quebec, Canada, 3428249 Canada Inc., Chartrand Laframboise Inc., and 9126-7641 Quebec Inc. are hereinafter collectively referred to as "CLI". (Refer to Note 3(a)).

On February 28, 2005 the Company also acquired Avensys Inc. (“Avensys”), a company incorporated under Part IA of the Companies Act (Quebec) in Canada. Avensys is a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments. (Refer to Note 3(b)).

The Company’s assets and operations at June 30, 2005 are located largely in Quebec and in Ontario, Canada. In April 2005 the Company transferred the production, marketing and sales of its C-Chip product technology to it’s wholly-owned subsidiary, C-Chip Technologies Corporation (North America).

The Company’s shares trade on the NASD OTC Bulletin Board under the symbol MANS.

The Company has experienced significant operating losses since inception and has a working capital deficiency of $1,329,550. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has funded itself through issuance of shares or by loans from shareholders and/or directors. During the next twelve months the Company plans to fund its operations through cash on hand, the sale of security services and the sale of products. If profitable operations are not achieved, additional financing will be required to pursue the Company’s business plan.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year-end is June 30.

Basis of Accounting

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiary, Fizians Inc. of which Avensys owns 70% of its outstanding shares and the accounts of Avensys Labs Inc., a company in which Avensys holds variable interests and is the primary beneficiary. b) 100% of 6327915 Canada, Inc., 9151-3929 Quebec Inc., 3826961 Canada Inc., 3428249 Canada Inc., Chartrand Laframboise Inc. and 9126-7641 Quebec Inc., (collectively the “CLI Group”) c) 100% of Canadian Security Agency (2004) Inc. d) 100% of C-Chip Technologies Corporation (North America). Operating results for the CLI Group and Avensys are included from the date of acquisition of February 28, 2005. All inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Advertising

The Company charges to operations the cost of advertising as incurred which was $94,296 for the year ended June 30, 2005 (2004 - $58,900).

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Transactions/Balances

The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Financial statements denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Currency transaction gains and losses are included in the Company’s results of operations.

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

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The Company is evaluating the impact of adopting this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments and Concentrations

Financial instruments include cash, accounts receivable, note receivable, accounts payable, accrued liabilities, short and long-term debt and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

The Company sells the majority of its products and services in Canada. The Company performs periodic credit evaluations of its ongoing customers and generally does not require collateral. Reserves are maintained for potential credit losses, which have not been historically significant. The Company invests its excess cash in deposits with major financial institutions.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earning per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”) with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model.

During the year ended June 30, 2005, the Company granted 3,857,668 stock options, pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.933 per share. Stock options granted to non-employees totalled 1,492,668 of which 1,322,268 have vested. Stock options granted to employees vest over a period of one year.

During the years ended June 30, 2005 and June 30, 2004 the Company recognized stock-based compensation for non-employees in the amount of $1,068,542 and $553,384 respectively. The Company also recognized stock based compensation of $148,000 ($303,000 in 2004) related to contingent consideration for the acquisition of Canadian Security Agency (2004) Inc. (Refer to Note 3(c)).

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2005	2004

Risk - free interest rate	1.58%	2.25%
Expected volatility	43.84%	185%
Expected life of stock options (in years)	1.29	1.0
Assumed dividends	None	None

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

	Year ended June 30,
	2005 $	2004 $

Net loss - as reported	(6,230,943)	(4,590,561)
Add: Stock-based compensation expense included in net loss - as reported	1,216,542	856,384
Deduct: Stock-based compensation expense determined under fair value method	(2,309,416)	(1,520,398)

Net loss - pro forma	(7,323,817)	(5,254,575)

Net loss per share (basic and diluted) - as reported	(0.15)	(0.14)

Net loss per share (basic and diluted) - pro forma	(0.18)	(0.16)

Revenue Recognition

The Company’s C-Chip technology has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. Commercial product sales are recorded when shipped as part of a sales agreement, usually by customer purchase order. Certain product sales contain a small charge for after sales service for up to one year; such amounts are deferred and recognized as revenue when earned. Products carry a one-year replacement warranty and the level of actual warranty expense has not been material.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

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

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Allowance for Uncollectible Accounts

The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company’s detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Property and Equipment

Property and equipment are recorded at cost. Amortization is based on the following annual rates or period:

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

Intangible Assets

An acquired intangible asset that represents technology that has reached technological feasibility is capitalized at cost. Intangible assets with definite lives are reported at cost, less accumulated amortization. The Company does not have any identified intangible assets with an indefinite life. Acquired in-process research and development is charged to operations in the period of acquisition. The Company provides for amortization on a straight-line basis over the following periods:

Customer lists	3-10 years
Licenses, patents and trademarks	4-6 years
Non-compete agreements	4 years

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

Deferred Financing Costs

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

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Contingent Consideration

In connection with the Company’s acquisition of Canadian Security Agency (2004) Inc., if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company’s common stock now held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

Measurement and Recognition
In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), contingent consideration is recorded when a contingency is satisfied and additional consideration is issued or becomes issuable. The Company records the additional consideration issued or issuable in connection with the acquisition when a specified internal performance goal is met. For additional consideration paid in stock, the Company calculates the amount of additional consideration using the closing price of its common stock on the date the performance goal is satisfied.

Amount Allocated to Goodwill
In accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (“EITF 95-8”) and FIN 44, the portion of additional consideration issuable to holders of unrestricted common stock and fully vested options as of the acquisition date is recorded as additional purchase price, as the consideration is unrelated to continuing employment with the Company. Such portion is allocated to goodwill.

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

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Policies (continued)

Restricted Marketable Securities

The Company defines marketable securities as income yielding securities that can be readily converted into cash. An irrevocable letter of credit for $81,606 (CDN$100,000) was issued to an individual who personally guaranteed a loan of the Company’s Avensys subsidiary. A term deposit which matures in June 2006 and with an interest rate of 1.3% is designated as a guarantee for this same amount.

Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions in the normal course of operations. In accordance with SFAS 5, the Company records a charge to operations equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Warranty Expense

The Company’s products typically carry a one year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues. The Company has not incurred any significant warranty expense during the years ended June 30, 2005 and 2004.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

3.  Business Combinations

On February 28, 2005, the Company acquired two businesses. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. In accordance with SFAS No. 141 ‘’Business Combinations’’, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the security industry. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

a)	CLI

In February 2005, the Company acquired, through its wholly-owned subsidiary corporation, 6327915 Canada, Inc., all of the outstanding shares of 9151-3929 Quebec Inc. (“Quebec”) and 3826961 Canada Inc. (“Canada”). Quebec and Canada collectively own 100% of 3428249 Canada Inc. 3428249 Canada Inc. owns 100% of Chartrand Laframboise Inc. a company specializing in the security field and 100% of 9126-7641 Quebec Inc., a company specializing in the credit management and verification. Quebec, Canada, 3428249 Canada Inc., Chartrand Laframboise Inc., and 9126-7641 Quebec Inc. (hereinafter collectively referred to as “CLI”) were purchased for a total consideration of $3,859,611 including acquisition costs of $42,817. The acquisition costs were accounted for as a purchase price adjustment to goodwill.

The purchase price was $2,436,251 (CDN$3,000,000) in cash and a $1,380,543 (CDN$1,700,000) Secured Convertible Debenture with interest of 9% payable quarterly and maturing in five years. At the option of the holders, but not before the sixth month following the closing date, the debenture is convertible into 1,700,000 shares of the Company’s common stock at price of $0.82 per share. The debenture is secured by the universality of all of the moveable property of the wholly-owned subsidiary, 3428249 Canada Inc.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

3. Business Combinations (continued)

a) CLI (continued)

CLI’s principal services include investigation, surveillance, undercover agents, background verification, business intelligence, security consulting and labor management conflict.

The purchase price was allocated to the following assets and liabilities:

$

Current assets	578,224
Property and equipment	192,340
Non-compete agreement	574,133
Customer lists	380,811
Current liabilities	(341,280)
Bank indebtedness	(43,809)
Long-term debt - current portion	(74,829)
Long-term debt	(5,411)
Other liabilities	(19,757)
Excess purchase consideration (goodwill)	2,576,372

3,816,794

The purchase price allocation was preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of CLI. During the three months ended March 31, 2005, the Company adjusted the net tangible assets acquired and increased goodwill by approximately $235,000 due to purchase price adjustments.

Net Tangible Assets

The acquisition cost has been allocated to the assets and liabilities according to their estimated fair value at the acquisition date.

Amortizable Intangible Assets

The customer lists consist of information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow approach was used to estimate the fair value of the customer list, more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer list on a straight-line basis over the remaining estimated useful life of ten years.

The non-compete agreements represent an agreement by the seller to refrain from competing with the Company. The agreement normally restricts the seller from competing in the same line of business for a certain period of time. The comparative business valuation method was used to estimate the fair value. This approach assumes that in the absence of such agreement, the sellers would be free to compete and take business away, thus reducing sales and profitability. The Company is amortizing the fair value of the non-compete agreements on a straight-line basis over the remaining estimated life of four years.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

3. Business Combinations (continued)

b)	Avensys Inc.

On February 28, 2005, the Company completed its acquisition of Avensys Inc. (“Avensys”). The acquisition resulted in the issuance of 10,400,002 restricted shares of the Company’s common shares having a fair value of $0.75 per share and a total value of $7,800,000 (before discounting as discussed below) in exchange for 15,746,369 shares of Avensys which constituted all of the issued and outstanding common stock of Avensys. The Company also purchased and cancelled all of the outstanding Avensys stock options for a total of $312,652 (CDN$385,000). The beneficiaries of the options received $187,592 (CDN$231,000) on February 28, 2005 and will receive the balance of $124,970 (CDN$154,000) on or before December 31, 2005. The Company issued 427,432 restricted shares of common stock as a finder’s fee to an unrelated party. The Company incurred direct costs associated with the acquisition of $45,000 (CDN$55,413). The total value of the cancelled stock options, finders fee and direct costs were accounted for as purchase price adjustments to goodwill. The 10,400,002 restricted shares are to be released from escrow over the eighteen months after acquisition. As a result the value of restricted stock paid was discounted in the amount of $166,414.

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

The purchase price was allocated to the following assets and liabilities:

$

Current assets	3,499,635
Property and equipment	523,898
Customer list	701,621
Other assets	101,511
Current liabilities	(2,358,108)
License agreements	2,085,357
In-process research and development	386,749
Bank Indebtedness	(1,202,483)
Long-term debt - current portion	(122,829)
Long-term debt	(1,453,966)
Other liabilities	(16,678)
Excess purchase consideration (goodwill)	5,488,879

7,633,586

The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of Avensys.

Net Tangible Assets

The acquisition cost has been allocated to the assets and liabilities according to their estimated fair value at the acquisition date.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
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

Acquired In-process Research and Development

Of the total purchase price, $386,749 has been allocated to in-process research and development (“IPR&D”) and was charged to operations. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Avensys had multiple IPR&D efforts under way for certain current and future product lines. These efforts included physical sensors, interrogation units, chemical sensors and limnimeters. In applying the discounted cash flow method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to property and equipment, working capital, and other assets that provide value to the product lines.

c) Canadian Security Agency (2004) Inc.

On February 17, 2004 the Company acquired all the issued and outstanding shares of Canadian Security Agency (2004) Inc. (“CSA”) in exchange for 1,600,000 restricted common shares of the Company. CSA is in the business of providing guard and security services in Montreal, Canada. Pursuant to the terms of the acquisition agreement, 600,000 shares were released on closing and 1,000,000 shares were held in escrow as contingent consideration related to revenue targets and repayment of a note receivable. The note receivable, originally in the amount of $473,271, is due from the seller on or before February 17, 2005. The released shares were recorded at their fair value of $468,000. The Company used the purchase method of accounting for the CSA acquisition as at February 17, 2004 based on management’s best estimate of fair values.

The purchase price was allocated to the following assets and liabilities:

$

Note receivable	473,271
Accounts receivable	149,328
Advances from the Company	(203,897)
Property and equipment	8,347
Bank indebtedness	(93,567)
Accounts payable	(74,488)
Accrued liabilities	(176,846)
Goodwill	385,852

468,000

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
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

The Company estimated the fair value of its CSA reporting unit primarily using the discounted cash flow method. The discounted cash flows for CSA were based on discrete five year financial forecasts developed by management for planning purposes and consistent with those distributed to the Company’s Board of Directors.

Upon completion of the annual impairment assessment for the year ended June 2005, the Company determined the carrying value of the CSA reporting unit exceeded its estimated fair value. As a result, the Company charged operations with a goodwill impairment loss of $63,774 (2004: $278,852).

The primary factors resulting in the impairment charge were: (i) the loss of some customers due to consolidation in the industry and (ii) lower revenue growth projections based on performance to date.

Accounting for Contingent Consideration

In connection with its acquisition of Canadian Security Agency (2004) Ltd., the Company reserved additional shares of its common stock for issuance to a former shareholder of the acquired company upon satisfaction of certain future internal performance goals.

The following table presents activity in the Company’s common stock reserved for issuance upon satisfaction of future internal performance goals related to the purchase of CSA:

Shares #

Balance at June 30, 2004	700,000
Shares reserved for certain future internal performance goals	—
Shares earned - valued at $148,000	(200,000)
Shares cancelled	—

Balance at June 30, 2005	500,000

In September 2005 the Company reached a settlement with the former shareholder of CSA, which included the transfer of 200,000 shares from escrow. Refer to Note 16(d)(ii).

The following table presents the allocation of contingent consideration earned in connection with the satisfaction of the internal performance goals of CSA and payment received to reduce the note receivable (Refer to Note 9(b)):

	June 30	June 30
	2005	2004
	$	$

Allocation of contingent consideration earned	148,000	303,000

Goodwill	—	—
Stock-based compensation expense	148,000	303,000
Deferred compensation	—	—

Total	148,000	303,000

See Note 2 for a detailed explanation of the accounting policy relating to the measurement, recognition and allocation of contingent consideration.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

3. Business Combinations (continued)

d) Condensed Balance Sheets (unaudited)

The following table presents details of the unaudited condensed balance sheets of acquired companies at the dates of acquisition:

	Fiscal 2005 Acquisitions $	Fiscal 2004 Acquisition $
Current Assets	4,047,946	154,523
Property and Equipment	716,238	8,347
Goodwill	1,886,284	398,837
Other Assets	448,843	—

Total Assets	7,099,311	561,707

Current Liabilities	4,142,744	646,093
Long-Term Debt	1,748,082	—
Other Liabilities	20,146	—
Redeemable Preferred Shares	195,712	—

Total Liabilities	6,106,684	646,093

Stockholders’ Equity (Deficit)	992,627	(84,386)

Total Liabilities and Stockholders’ Equity	7,099,311	561,707

The Company’s fiscal 2005 acquisitions represent the purchase of Avensys and CLI Group on February 28, 2005. The fiscal 2004 acquisition represents the February 17, 2004 purchase of CSA.

In connection with purchase transactions, the Company incurred acquisition costs of $766,272 and $41,556 in fiscal 2005 and 2004, respectively.

e) Pro Forma Results (unaudited)

The pro forma data of the Company set forth below gives effect to the purchase transactions completed in fiscal 2005 and 2004 as if they had occurred at the beginning of fiscal 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

	Years Ended June 30,
	2005	2004
(In thousands, except per share amounts)	$	$

Pro forma net revenues	15,582	15,568
Pro forma net loss	(7,131)	(5,665)
Pro forma net loss per share (basic and diluted)	(0.14)	(0.13)

4. Acquisition of Assets

On January 21, 2005, the Company acquired the assets related to Markus 360 including the source code, the intellectual property, the trademark and all customers. The purchase price was $125,000 paid with 164,474 restricted common shares of the Company. In parallel, the Company entered into a distribution agreement with Multi-Hexa Laval Inc. (“Multi-Hexa”) which will receive 10% royalties of each gross sale of the software up to a maximum of $812,084 (CDN$1,000,000) for the intellectual property. The Company conceded an hypothec on all the rights related to the software, up to an amount of $243,625 (CDN$300,000) in royalties and will need to be executed within the five years following the closing date. In case of default all the rights in the software will retrocede to Multi-Hexa without compensation. The Company performed an impairment analysis at year end and determined there was no future benefit related to the purchase of Markus 360. As a result the net book value of $117,200 was charged to operations.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

5. Variable Interest Entity

The Financial Accounting Standards Board (“FASB”) finalized FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB51” (“FIN46R”) in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities” (“VIEs”). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. During the year ended June 30, 2005 the Company’s wholly owned subsidiary, Avensys, Inc. (“Avensys”), transferred its research activities to Avensys Labs Inc. (“ALI”). Avensys owns 49% of ALI and the two entities have entered an Agreement (“the Agreement”) where ALI will perform research and development activities for Avensys. The Agreement is for a period of five years and can be renewed for two years. ALI will provide Avensys a commercialization license for products developed and in return receive a royalty of 5% of sales generated. Avensys sold intellectual property related to R&D projects to ALI in return for 500,000 preferred shares redeemable for $408,030 (CDN$500,000). ALI provides R&D for Avensys only, however it may enter into agreements with third parties in the future. ALI has no other financing other than received from Avensys.

As a result of the above, ALI has been included in the consolidated financial statements as of June 30, 2005 since Avensys holds a controlling financial interest and is the primary beneficiary. The impact to the consolidated balance sheet include the approximate additions to current assets of $162,000, net property and equipment of $106,000, and current liabilities of $70,000. The impact to the consolidated statement of operations was an increase in research and development expenses of $94,000.

6. Goodwill and Purchased Intangible Assets

The following table presents details of the Company’s purchased intangible assets with definite lives:

	Weighted Average Life in Years	Cost $	Accumulated Amortization $	June 30, 2005 Net Book Value $ (audited)	June 30, 2004 Net Book Value $ (audited)

Licenses, patents and trademarks	5.6	2,197,241	194,554	2,002,687	52,290
Technology	1.7	574,285	323,010	251,275	394,835
Non-compete agreements	3.7	574,133	48,000	526,133	—
Customers lists	9.5	1,109,077	36,400	1,072,677	—

Total intangible assets	6.0	4,454,736	601,964	3,852,772	447,125

Amortization expense of purchased intangible assets included in operating expenses are as follows:

	Years Ended June 30, $
	2005	2004
	$	$

Amortization expense of purchased intangibles	373,180	162,520

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

6. Goodwill and Purchased Intangible Assets (continued)

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

2006	$772,602
2007	732,166
2008	610,081
2009	574,933
2010	457,200
Thereafter	705,790

$3,852,772

The changes in the carrying amount of goodwill during the years ended June 30, 2005 and 2004 is as follows:

	Security and Investigation Services	Security and Monitoring Devices	Total

Balance as of June 30, 2003	$—	$—	$—
Purchase CSA (Note 3(c))	385,852	—	385,852
Impairment of goodwill during fiscal 2004	(278,852)	—	(278,852)

Balance as of June 30,2004	107,000	—	107,000
Goodwill acquired during the period (Notes 3(a)(b))	3,004,620	6,679,608	9,684,228
Impairment of goodwill during fiscal 2005	(63,774)	—	(63,774)

Total	$3,047,846	$6,679,608	$9,727,454

There were impairment indicators during the year ended June 30, 2005 as shown above. Since the carrying amount of CSA’s goodwill exceeded the estimated fair values of that reporting unit, an impairment loss was charged to operations. (Refer to Note 17 for description of reporting segments).

7. Balance Sheet Details
	June 30, 2005 $	June 30, 2004 $
Other Receivables
Grants receivable	59,110	—
Investment tax credits receivable	596,417	—
Sales tax receivable	111,545	—
Other	132,176	—

	899,248	—

Inventory
Raw materials	261,445	8,295
Work in process	102,966	9,605
Finished goods	733,365	137,780

	1,097,776	155,680

Accrued Liabilities
Payroll and benefits	693,040	125,785
Sales taxes payable	323,934	64,521
Income taxes payable	98,007	—
Accrual for litigation costs	160,392	—
Royalties payable	236,144	—
Other	509,610	42,399

	2,021,127	232,705

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

8. Property and Equipment
	Cost $	Accumulated Amortization $	June 30, 2005 Net Book Value $	June 30, 2004 Net Book Value $

Automotive equipment	34,627	17,318	17,309	—
Computers	608,248	475,300	132,948	40,532
Communication equipment	51,477	33,229	18,248	—
Furniture and fixtures	407,577	330,353	77,224	9,215
Laboratory equipment	399,449	161,527	237,922	—
Leasehold improvements	80,488	53,919	26,569	3,551
Machinery and office equipment	315,391	179,126	136,265	28,976
Software	78,229	42,384	35,845	—
Surveillance equipment	127,293	100,786	26,507	—

	2,102,779	1,393,942	708,837	82,274
Office equipment under capital leases	37,930	15,692	22,238	—

Total property and equipment	2,140,709	1,409,634	731,075	82,274

Depreciation during the period			88,639	14,936

9. Related Party Transactions/Balances

a)
The Company has received management services from officers and shareholders. These related parties also paid certain operating expenses on behalf of the Company and advanced funds for working capital. The total amount due to officers and/or shareholders at June 30, 2005 is $476,646 (June 30, 2004: $230,726). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

b)
The note receivable was due from the original owner and former President of Canadian Security Agency (2004) Inc., and is delinquent as of June 30, 2005. The Company has taken a provision against the note for the full amount. The note receivable from a related party was unsecured, non-interest bearing and was due on or before February 17, 2005.

10. Loans Payable

a)
CSA has bank indebtedness of $269,272 (CDN$329,965) at June 30, 2005 within a Corporate Credit Line facility in the amount of CDN$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus. Upon the departure in April 2005 of the former sole owner of CSA and the withdrawing of his guarantees with the Bank, the Bank proceeded with a demand of repayment of his line of credit with CSA . The position of the Bank was repurchased in July 2005 by the Company and the Company is now subrogated in all the Bank’s rights . The Bank’s proceedings were therefore terminated.

b)
CLI has a credit agreement for an authorized amount of $264,550 (CDN$320,000), renewable yearly. Any utilized portion bears interest at the Bank’s prime rate plus 1,25% and is secured by a general assignment of CLI’s accounts receivable and CLI is required to respect certain financial ratios. As at June 30, 2005, there was an outstanding amount of $82,571 (CDN$101,183) and CLI is in compliance with all financial ratios.

c)
Avensys has designated the accounts receivable and inventories to guarantee the line of credit. The line of credit, for an authorized amount of $1,109,842 (CDN$1,360,000), bears interest at the Canada bank prime rate plus 1.5% and is currently in renegotiation.

d)
An irrevocable letter of credit for $81,606 (CDN$100,000) has also been issued to an individual who has personally guaranteed a loan of the Company. A term deposit is lodged as a guarantee for this same amount.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

10. Loans Payable (continued)

e)
The Company’s wholly-owned subsidiary, C-Chip Technologies Corporation (North America) has an unsecured credit facility for an amount of $1,000,000 (principal and interest) to finance service fees and inventory that bears interest at 15% per annum. All receipts from sales revenues will be placed into a designated bank account and be used to reimburse any amount owed pursuant to the credit facility. Amounts not paid within twelve months of the execution of the credit facility will become payable in full. As at June 30, 2005, there was an outstanding amount of $320,127.

11. Long-Term Debt
	June 30, 2005 $	June 30, 2004 $

Mortgage loan secured by the universality of Avensys’ tangible and intangible movables, (CDN$406,000), interest is prime rate plus 2.75%, payable in monthly instalments of CDN$7,000 plus interest, maturing in May 2010	331,320	—

Note payable, interest is prime rate, payable in six monthly payments, maturing in October 2005	44,720	—

Note payable on demand (CDN$16,382) without interest	13,369	—

Note payable (CDN$12,778) without interest maturing in May 2006	10,428	—

Note payable (CDN$60,000) without interest, payable in monthly instalments of $5,440 (CDN$6,667), maturing in March 2006	48,964	—

Note payable (CDN$5,000) without interest maturing in 2006	4,080	—

Note payable (CDN$15,202) without interest, payable in monthly instalments of $691, maturing in April 2007	12,406	—

Redeemable preferred shares, 241 Class D shares issued by CLI. Non voting, non participating and redeemable at the holder’s option with a 1% monthly dividend on the redemption price.	196,670	—

Obligations under capital leases, maturing at various dates until 2009, payable in instalments totalling $7,188 (CDN$8,808) in 2006 and 2007, $5,406 (CDN$6,624) in 2008 and $1,379 (CDN$5,406) in 2009	21,161	—

	683,118	—

Instalments due within one year	199,878	—

Long-term debt	483,240	—

Principal payments on long-term debt for the next five years are:

$

2006	199,878
2007	276,521
2008	73,955
2009	69,928
2010	62,836

Total	683,118

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

12. Convertible Debentures
	June 30, 2005 $	June 30, 2004 $

Senior secured convertible debentures at 7%, payments of $233,750 for 20 months beginning June 16, 2005, interest payable each June and December, maturing January 31, 2007, principal amount of $4,675,000 (Note 12 (a))	557,284	—

Secured convertible debentures at 9%, maturing February 2010, principal amount of $1,387,302 (CDN$1,700,000) (Note 12 (b))	1,387,302	—

Unsecured convertible debentures at 15%, maturing September 2005, principal amount of $397,829 (CDN$487,500) (Note 12 (c))	336,152	—

Unsecured convertible debentures at 12% maturing September 2007, principal amount of $326,424 (CDN$400,000) (Note 12 (d))	300,002	—

	2,580,740	—

Instalments due within one year	893,436	—

Long-term debt	1,687,304	—

Principal payments on the convertible debentures for the next five years are:

$

2006	893,436
2007	—
2008	300,002
2009	—
2010	1,387,302

Total	2,580,740

a) Senior Secured Convertible Debentures

On February 16, 2005, the Company issued Senior Secured Convertible Notes Series A (“Notes”) and Series E and F Warrants (See Note 13(b)) for an aggregate principal amount of $4,675,000.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid in capital and an equivalent discount against the Notes. The carrying amount of the Notes will be increased monthly by periodic accretion under the interest method. The Company remains obligated for the entire contractual balance of the Notes of $4,675,000.

These Notes bear interest at 9% per year from February 16, 2005 until the first principal payment date on June 16, 2005 and 7% per year after this date. Principal on these Notes shall be paid in twenty (20) equal monthly instalments of $233,750. Interest on these Notes shall be payable on the last day of June and December of each year commencing on June 30, 2005.

All payments of interest shall be made, at the option of the Company, (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days (“Market Price”).

All payments of principal shall be made, at the option of the Company, (a) in cash with a premium equal to 10% of the cash amount paid; or (b) in shares of common stock of the Company valued at 85% of the Market Price.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

12. Convertible Debentures (continued)

a) Senior Secured Convertible Debentures

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

In connection with the placement of these Notes, the Company issued Warrant Series: 1B1, 1B2, 1B3, 1B4, and 1B5 granting the right to acquire up to 881,538 shares of the Company’s common stock at prices ranging from $0.01 to $0.75 per share (see Note 14(d)) and expiring from three months following the date of their Registration until February 16, 2010.

The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series 1B1, 1B2, 1B3, 1B4, and 1B5 and as deferred issue expenses for the Notes and issue expenses for the Warrants Series E and F.

To secure payment of the principal amount of the Notes and the interest thereon, the Company hypothecated, in favour of the note holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company.

The purchase agreement of these Notes contain certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) for so long as at least $2,500,000 principal amount of these Notes remain outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to these Notes provided however that the Company may have outstanding bank debt.

b) Secured Convertible Debentures

On February 14, 2005, the Company issued debentures of an aggregate principal amount of $1,380,543 related to the acquisition of the CLI Group.

These debentures bear interest at 9% per year from February 14, 2005. Principal on these Notes shall be paid on February 14, 2010. Interest on these debentures shall be payable on the first day beginning of quarter, commencing on May 1, 2005.

The holders of these Debentures have the right, at their option at any time, to convert in part or all of the Debentures into a total number of 1,700,000 common stock of the Company valued initially at $0.82 per share.

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

c) Unsecured Convertible Debentures

With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CDN$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CDN$463,747) and a liability component of $539,623 (CDN$661,253), for a total of $918,068 (CDN$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CDN$637,500) of the debentures outstanding. The remainder of the debentures, $397,829 (CDN$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At year-end the discount related to the conversion feature is $61,677.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

12. Convertible Debentures (continued)

d) Unsecured Convertible Debentures

With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CDN$800,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CDN$374,797) and a liability component of $346,991 (CDN$425,203), for a total of $652,848 (CDN$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CDN$400,000) of the debentures outstanding. The remainder of the debentures, $326,424 (CDN$400,000) was modified to be convertible into 330,251 shares of the Company. At year-end the discount related to the conversion feature is $26,422.

13. Common Stock

Fiscal Year Ended June 30, 2005

a)	During the year ended June 30, 2005, the Company issued 2,120,501 common shares for total proceeds of $205,012 from the exercise of stock options.

b)	During the year ended June 30, 2005, a total of 176,767 stock options were exercised after issuance to settle outstanding payables in the amount of $127,327.

c)	During the year ended June 30, 2005, the Company issued 121,250 restricted common shares and 95,193 common shares for total proceeds of $2 following the exercise of 216,443 Series IB1 warrants.

d)	In May 2005, the Company issued 120,000 restricted common shares with a value of $79,200 for consulting fees.

e)	In April 2005, the Company issued 1,106,667 restricted common shares valued at $830,000 following the conversion of convertible debentures.

f)
In April 2005, the Company issued 258,000 restricted common shares valued at $175,182 as a finder’s fee and 32,260 restricted common shares valued at $32,260 as a consultant’s fee related to the acquisition of Avensys Inc. A total of 159,458 restricted common shares valued at $146,701 were issued as a finder’s fee related to the acquisition of CLI Group (Notes 3(a) and (b)).

g)	In January 2005, the Company issued 164,474 restricted common shares with a value of $125,000 for the purchase price of Markus 360 (Note 4).

h)
In March 2005, the Company issued 10,400,002 restricted common shares having a value of $7,633,586 for the acquisition of Avensys Inc. The Company issued 432,427 restricted common shares valued at $324,320 as finder’s fee related to the acquisition of Avensys Inc. (Note 3(b)).

Fiscal Year Ended June 30, 2004

a)
During the year ended June 30, 2004, the Company issued 788,206 restricted common shares for service valued at $261,534 being 50% of the market price of the Company’s stock at the date the services were contracted.

b)	During the year ended June 30, 2004, the Company issued 1,591,418 common shares for total proceeds of $339,618 from the exercise of stock options.

c)
During the nine months ended March 31, 2004 the Company issued 3,873,637 common shares at $0.55 per share for total cash proceeds of $1,630,000, before offering costs of $82,319, and settlement of the $500,000 promissory note under a private placement of units consisting of one common share and one common share purchase warrant. The common share purchase warrants expire in two years and have an exercise price of $1.00 per share The Company’s promissory note of $500,000 was redeemed for 909,091 units as part of this issue.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

13. Common Stock (continued)

Fiscal Year Ended June 30, 2004 (continued)

d)
In July 2003 a Debenture Payable, including accrued interest, was converted into 3,910,120 restricted shares at a 15% discount from market, using the face value of $2,000,000. This resulted in a discount on conversion of debt in the amount of $1,418,451, which is included in additional paid-in capital.

e)
In April 2004 the Company issued 2,538,462 common shares for total cash proceeds of $1,650,000 before offering costs of $143,209 under a private placement of units consisting of one common share and one common share purchase warrant exercisable for a period of two years at an exercise price of $1.10 per share.

f)	In February 2004 the Company issued 1,600,000 common shares for the acquisition of Canadian Security Agency (2004) Inc.

14. Stock Options and Warrants

a)	Fiscal year ended June 30, 2005

During the fiscal year ended June 30, 2005 the Company granted 2,365,000 stock options to employees with exercise prices ranging from $0.20 to $0.92 and which vest over a period of one year. The Company granted 1,492,668 stock options to non-employees with exercise prices ranging from $0.0001 to $0.648 and which vest immediately. Also a total of 176,767 stock options were issued to settle outstanding payables of $127,327. During the year ended June 30, 2005 a total of 460,400 stock options were cancelled. The Company charged stock-based compensation expense of $1,068,542 to operations relating to stock options and $148,000 relating to contingent consideration earned during the fiscal year ended June 30, 2005.

b)	Fiscal year ended June 30, 2004

During the fiscal year ended June 30,2004, the company granted 2,183,918 stock options pursuant to the Plan at weighted average exercise price of $0.47. The Company charged stock-based compensation expense of $553,384 to operations relating to stock options and $303,000 relating to contingent consideration earned during the fiscal year ended June 30, 2004.

c) Stock options

On June 15, 2004 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2004 Nonqualified Stock Option Plan (“the Plan’). The determination of those eligible to receive options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of this Plan. A total of 2,198,814 options under the Plan remain available for issuance.

A summary of the changes in the Company’s common share stock options is presented below:

	June 30, 2005		June 30, 2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Balance, beginning of year	2,742,500	$0.40	2,425,000	$0.20
Granted	3,857,668	0.47	2,183,918	0.47
Exercised	(2,297,268)	(0.09)	(1,591,418)	(0.21)
Forfeited/Expired	(460,400)	(0.50)	(275,000)	(0.20)

Balance, end of year	3,842,500	$0.65	2,742,500	$0.40

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

14. Stock Options and Warrants (continued)

c) Stock options (continued)

Additional information regarding options outstanding as at June 30, 2005 is as follows:

	Outstanding			Exercisable
Range of Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.00 - 0.25	602,500	3.00	0.20	602,500	0.20
0.26 - 0.50	10,000	5.00	0.45	—	—
0.51 - 0.75	1,772,500	4.21	0.67	2,005,000	0.63
0.76 - 1.00	1,457,500	4.53	0.76	667,500	0.83

	3,842,500	4.13	0.65	3,275,000	0.61

The weighted average fair value of options granted for the fiscal years ended June 30, 2005 and 2004 was $0.24 and $0.47, respectively.

Common shares reserved for issuance:	June 30, 2005 $
Stock options:
Options outstanding	3,842,500
Reserved for future issuance	2,198,814
Warrants outstanding	14,390,652
Conversion of senior secured convertible notes	8,486,383
Conversion of secured convertible debentures	2,154,739

Total common shares reserved for future issuance	31,073,088

d) Warrants outstanding

Common share purchase warrants issued in February 2005 with the private placement of the Senior Secured Convertible Notes Series A (“Notes”) and outstanding at June 30, 2005 are as follows:

i)	5,394,131 Series E warrants exercisable at $0.75 each and expiring in February 2010.

ii)	1,798,077 Series F warrants exercisable at $0.70 each and expiring in February 2006.

iii)	120,192 Series IB1 warrants exercisable at $0.00001 each and expiring in February 2010.

iv)	215,385 Series IB2 warrants exercisable at $0.65 each and expiring in February 2010.

v)	323,076 Series IB3 warrants exercisable at $0.75 each and expiring in February 2010.

vi)	107,692 Series IB4 warrants exercisable at $0.70 each and expiring in February 2006.

vii)
20,000 Series IB5 warrants exercisable at $0.75 each and expiring three (3) months following the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission and expiring in February 2006.

Common share purchase warrants issued with the private placements of common shares during the year ended June 30, 2004 are as follows:

i)	3,873,637 warrants exercisable at $1.00 each; with expiration dates ranging from August 2005 through February 2006.

ii)	2,538,462 warrants exercisable at $1.10 each and expiring in April 2006.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

15. Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At June 30, 2005 the Company had an accumulated foreign currency translation loss of $364,415.

The component of comprehensive loss was as follows:

	June 30, 2005 $	June 30, 2004 $

Net loss	(6,230,943)	(4,590,561)

Foreign currency translation adjustment	(374,275)	9,860

Comprehensive loss	(6,605,218)	(4,580,701)

16. Contingencies and Commitments

a)	Vehicle lease commitments are as follows:

2006	47,046
2007	17,960
2008	4,501

$69,507

b)
The Company leases premises for its various offices located across Canada. Total rent expense was $218,318 (2004 - $38,000). Minimum lease payments for the next five years are $409,775 in 2006, $181,329 in 2007, $108,454 in 2008, $105,417 in 2009, and $91,068 in 2010.

c)
CSA has bank indebtedness of $269,272 at June 30, 2005 within a Corporate Credit Line facility in the amount of CDN$400,000, fluctuating with cash flow and collection of accounts receivable. Interest is charged at Canada bank prime plus 2% per annum. The facility is secured by a movable hypothec over accounts receivable and inventory of CSA; unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus. Upon the departure in April 2005 of the former sole owner of CSA and the withdrawing of his guarantees with the financial institution, the financial institution proceeded with a demand of repayment of his line of credit with CSA. The position of the financial institution was repurchased in July 2005 by the Company which is now subrogated in all the financial institution’s rights. The financial institution’s proceedings were therefore terminated.

d)	Litigation and Settlement Costs

i)
A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $81,600 (CND$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the “Hawk 200”. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

ii)
A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $506,000 (CND$620,000) with regards to alleged breach of employment contract and wrongful dismissal of Charles Finkelstein. This lawsuit was settled on September 2, 2005 for an amount of $81,600 (CND$100,000) and the transfer of 200,000 shares of the Company, currently held in escrow. The parties exchanged, under this agreement, a complete and final release regarding their business and employment relationship.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

16. Contingencies and Commitments (continued)

d) Litigation and Settlement Costs (continued)

iii)
A lawsuit was filed on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $88,900 (CDN$108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company’s employee security duties. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

iv)
A motion was filed under Quebec law, in the district of Montreal, Province of Quebec, totalling $69,600 (CDN$85,348) for an unpaid contract of credit. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages is not expected to have a material adverse impact on our financial condition.

v)
A lawsuit was filed under Quebec law, in the district of Laval, Province of Quebec, totalling $66,351 (CDN$81,306) for compensatory damages and $12,240 (CDN$15,000) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any compensatory damages will be covered by the Company’s insurance policy. The punitive and exemplary damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

e)	Other Contingencies

i)
The Company’s subsidiary, Canadian Security’s Agency, has a current outstanding balance for source deductions on payroll expenses of $70,600 (CDN$86,539), an amount of $38,700 (CDN$47,427) owed to ADP as well as $250,380 (CDN$306,815) for GST and PST payments and $50,000 (CDN$61,000) for unpaid penalties and interest. The Company has no knowledge of any other pending fines or penalties that may be related hereto.

ii)
On August 24, 2005, following a Special Warrant Offer, (“the Offer”) the Company received notice from the United States Securities and Exchange Commission (“SEC”) inquiring about details regarding the Offer. The Company has replied accordingly and is waiting for a response from the SEC. (Refer to Note 19(a)).

17. Segment Disclosures

The Company adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, during the previous year. . Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

The Security and Monitoring Devices reporting segment is comprised of the operations of C-Chip Technology North America and Avensys. The Security and Investigative Services reporting segment is comprised of the operations of CSA and CLI.

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

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

17. Segment Disclosures (continued)

Fiscal 2005:

	Security and Investigative Services	Security and Monitoring Devices	Consolidated
	$	$	$

Net revenues from external customers	3,440,609	3,580,619	7,021,228

Cost of net revenues	2,360,042	2,306,458	4,666,500
Marketing and sales expense	218,094	732,666	950,760
Administrative expense	1,032,226	3,704,417	4,736,643
Bad debt write-offs	47,750	—	47,750

Direct costs	3,658,112	6,743,541	10,401,653

Direct contribution	(217,503)	(3,162,922)	(3,380,425)
Operating expenses and indirect costs of net revenues			(1,989,088)

Loss from operations			(5,369,513)
Debenture interest, accretion and conversion			(878,511)
Interest and penalties expense			(19,449)

Net loss before non-controlling interest			(6,267,473)
Non-controlling interest			(1,257)

Net loss before income tax benefit			(6,268,730)

Income tax benefit			37,787

Net Loss			(6,230,943)

Fiscal 2004:

	Security and Investigative Services	Security and Monitoring Devices	Consolidated
	$	$	$

Net revenues from external customers	830,676	210,222	1,040,898

Cost of net revenues	559,352	102,487	661,839
Marketing and sales expense	58,955	237,435	296,390
Administrative expense	88,060	639,109	727,169
Bad debt write-offs	1,987	17,619	19,606

Direct costs	708,354	996,650	1,705,004

Direct contribution	122,322	(786,428)	(664,106)

Operating expenses and indirect costs of net revenues			2,479,388

Loss from operations			(3,143,494)

Debenture interest, accretion and conversion			(1,437,473)

Interest expense			(9,594)

Net Loss			(4,590,561)

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

17. Segment Disclosures (continued)

The Company’s long-lived assets are allocated as follows:

	2005	2004
	$	$

Security and Investigative Services	202,943	8,747
Security and Monitoring Devices	528,132	73,527

Total long-lived assets	731,075	82,274

All the Company’s long-lived assets are located in Canada.

The Company has three geographic business areas: North America, Europe & Asia. Total revenues in Canada were $5,629,067 during the year ended June 30, 2005. During the year ended June 30, 2005, revenue from one customer of the Company’s Security and Monitoring Devices segment represented approximately $866,915 of consolidated revenues. The Company has one customer representing approximately $673,476 of the accounts receivable total as of June 30, 2005.

Geographic Information

	2005	2004
Revenues	$	$

North America	6,100,744	1,040,898
Europe	657,520	—
Asia	262,964	—

Total	7,021,228	1,040,898

18. Income Tax

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company has incurred combined U.S. and Canadian operating losses of $10,934,000 which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

A reconciliation of the benefit for income taxes at the combined U.S. and Canadian tax rate compared to the Company’s effective tax rate is as follows:

	June 30,
	2005	2004
	$	$

Income tax at Federal US statutory rate (recovery)	(2,118,521)	(1,560,791)

Increase (decrease) resulting from:

Stock based compensation not deductible	401,061	291,171
Non-deductible interest	126,861	5,653
Unrecognized deductible temporary differences	1,347,024	1,263,967
Income tax rate differential of foreign subsidiaries	199,355	—
Non-deductible items and other elements	71,902	—
Other	(65,469)	—

Income tax benefit	(37,787)	—

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

18. Income Tax (continued)

Deferred tax assets and liabilities and the amount of the valuation allowance are as follows:

	June 30,
	2005	2004
	$	$
Deferred tax assets:
Net tax losses carried forward	3,446,960	406,382
Difference between book and tax depreciation	83,298	—
Reserves and accruals not deductible for tax purposes	42,833	83,201
Research and development tax credits	621,022	—
Impairment of intangible assets	—	96,784
Valuation allowance	(3,195,417)	(586,367)

	998,696	—
Deferred tax liabilities:
Difference between book and tax depreciation	(981,560)	—
Investment tax credits	(17,136)	—

Total deferred net tax assets	—	—

For the years ended June 30, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $2,609,050 and $561,207, respectively.

For Canadian income tax purposes the Company has approximately $1,561,684 of Scientific Research and Experimental Development expenses available indefinitely to reduce taxable income in future years.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the deferred tax asset considered realizable could change materially in the near term based on future taxable income during the carry forward period.

19. Subsequent Events

a)
In July 2005 the Company made a Special Warrant Offer (the “Offer”) to all Class A Series A, Series E, and Series F warrant holders. A total of $2,576,168 was raised under this Offer. Under the terms of the Offer, each holder participating in the Offer, by exercising any Series E Warrants at $0.35 per share, received new Series G Incentive Warrants (the “Series G Incentive Warrants”) and new Series I Incentive Warrants (the “Series I Incentive Warrants”), each in an amount equal to one hundred percent (100%) of the number of shares of the Company’s common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 Series G Incentive Warrants and 3,797,976 Series I Incentive Warrants.

Holders who participated in the Offer by the exercise of any Class A Warrants, Series A Warrants or Series F Warrants received new Series H Incentive Warrants (the “Series H Incentive Warrants”) and new Series J incentive warrants (the “Series J Incentive Warrants”), each in an amount equal to twenty-five percent (25%) and fifty percent (50%), respectively, of the number of shares of the Company’s common stock issued upon exercise of the Class A Warrants, the Series A Warrants or the Series F Warrants pursuant to the Offer. A total of 3,562,359 Class A Warrants, Series A Warrants and Series F Warrants were exercised which prompted the issuance of 890,590 Series H Warrants and 1,781,180 Series J Warrants.

As a result of the Offer, the Company, pursuant to the Warrants in effect, adjusted the respective Warrants accordingly.

Following the Offer, the Company received notice from the SEC inquiring about details regarding the Offer and the registration amendment. The Company has replied accordingly and is waiting for a response from the SEC.

Manaris Corporation
(Formerly C-Chip Technologies Corporation)
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. Dollars)

19. Subsequent Events (continued)

b)
In order to take account for the Company’s default on its principal and interest payment that was due on June 23, 2005, the Company offered its investors the option to receive payment of the principal payment in freely tradable shares. The shares issued in lieu of cash were valued at 85% of the market price (5 day volume weighted average price). In addition, since a notice was sent under 10 business days indicating the Company’s intent to pay in shares, the Company increased the amount of the principal to be reimbursed by ten percent.

c)
In July 2005 the Company issued shares of common stock for a consideration per share less than the conversion price in effect, which constitutes a “Trigger Issuance” under the Senior Secured Convertible Note of February 16, 2005. Consequently, some investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the Note into common shares. A total of $815,985 of the Senior Secured Convertible Note was converted. Having made four principal payments, the balance remaining on the Note Agreement totals $2,971,647.

d)
On September 22, 2005, the Company decided to cease operations of its wholly owned subsidiary, Canadian Security Agency (2004) Inc. ("CSA"), a provider of security services. As a result, CSA has entered into an agreement pursuant to which CSA will sell its customer list for CDN$100,000. The Company has owned CSA since February 2004.

e)	Refer to Note 16(d)(i) and (ii) for litigation and settlement costs subsequent to June 30, 2005.

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

ITEM 8B. OTHER INFORMATION.

On July 15th, 2005, the Company held a special meeting of shareholders. The purpose of the meeting was to amend the Company’s Articles of Incorporation to reflect the name change from C-Chip Technologies Corporation to Manaris Corporation, as well as to increase the Company’s authorized common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock, $0.00001 par value. Votes were solicited by proxy and from those who were present at the meeting. Both the name change and the increase in authorized common stock were approved.

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The directors and officers, their ages and positions held as of October 1, 2005 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held

Robert Clarke	61	Chairman of the Board of Directors
John Fraser	59	President and Chief Executive Officer since September 16, 2005, and Director
Cherry Lee	40	Director
Stephane Solis	47	President, Chief Executive Officer and a Director until September 16, 2005
Andre Monette	47	Chief Financial Officer, Secretary and Treasurer

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

Robert Clarke, Chairman of the Board of Directors. Mr. Clarke has been our Chairman of the Board of Directors since January 2003. He has been Chairman and Chief Executive Officer of 7bridge Capital, since June 2000, a private venture capital group based in Hong Kong. Since October 1998, Mr. Clarke has been Chairman of the Board of Directors of Asia Payment Systems, Inc. (OTCBB: APYM) During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times of ePhone Telecom Inc. (OTCBB: EPHO) as follows: He served as the Chairman of the Board of Directors from April 1999 until July 21, 2000 and again from December 1, 2000 to September 12, 2002. Mr. Clarke also served as the President and Chief Executive Officer of ePhone from June 3, 1999 to August 8, 1999, and also from March 9, 20000 until April 1, 2000 and again from December 1, 2000 to July 1, 2001. During two periods he was CEO but not President. These periods were from August 8, 1999 to March 9, 2000 and from April 1, 2001 to July 2001. He carried out the functions normally associated with the offices he held and in particular during the periods when he held the office of CEO he was responsible for the overall direction and operation of the company. From January 1997 to November 1997, Mr. Clarke was President, CEO and a Director of WaveRider Communications Inc (OTCBB: WAVC). He resigned as President in November 1997, but carried on as Director and CEO for an additional month until December 1997. Mr. Clarke was a Director and Chairman of TEK Digitel Corp. (OTCBB: TEKI) from June 1998 until September 1999, but had no executive responsibilities and was paid no compensation. During the period July 1998 to August 1999 Mr. Clarke was a director of Innofon.Com Inc. (OTCBB:INNF).

John Fraser, Director and President and Chief Executive Officer. Mr. Fraser has served as a Director since January 2003, and as our Secretary and Treasurer from January 2003 until September 16, 2005. On September 16, 2005, Mr. Fraser was appointed as our President and Chief Executive Officer for a minimum period of three months, replacing Stephane Solis. He was a partner for twenty years with KPMG Canada until January 1998. For the last four years of his career with KPMG, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms, which services he continues to provide to this day, and since January 1999, under the name J G Fraser & Associates Inc. In February 2004, J G Fraser & Associates became a partner in Catalyst Consulting, a private Canadian consulting firm providing management consulting services to law firms and law departments in Canada and internationally. From July 1999 to August 2002, Mr. Fraser was a director of ePhone Telecom Inc. (OTCBB: EPHO). Mr. Fraser has been a director of Asia Payment Systems, Inc. (OTCBB: APYM) since September 2002. From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX: YWL). He is a director of 7bridge Capital, a private venture capital group based in Hong Kong. He is also a director and immediate past Chairman of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

Cherry Lim, Director. Ms. Lim has served as a Director since January 2003. Ms. Lim has extensive professional experience in manufacturing and Telecommunications in Asia. She began her career in manufacturing, and before migrating to Singapore, she worked with a Hong Kong-based conglomerate assisting the top management in the operation of manufacturing facilities in the region and in negotiating various technology transfer projects to Mainland China. Since 1990 she has worked in telecoms, first for SingTel in Singapore and then Deustsche Telekom in Hong Kong; and in 1996 she joined eGlobe, Inc. At eGlobe, which she left as Director, Business Development in 2000, she was responsible for spearheading and fostering partnerships with major Telcos and ISPs in the Asia Pacific region. Ms. Lim is now President of 7bridge Systems (HK) Limited, a Hong Kong based telecommunications company. Ms. Lim is now CEO of Tsing-tech Innovations Company Limited, a Hong Kong based company specializing in technology investment and technology management with a focus in technology transfer for commercialization. Ms. Lim joined Tsing-Tech from 7bridge Capital Partners Ltd., which is a privately-held company investing in IT and Telecom startups.

Stephane Solis, President and Chief Executive Officer until September 16, 2005. Mr. Solis served as our President, Chief Executive Officer and as a Director from January 2003 until September 16, 2005. Mr. Solis began his career in 1985 with Midland Doherty Inc., a predecessor of Merrill Lynch Canada Inc., as a Research Analyst in the communications and media sector. In 1990, he joined a Montreal subsidiary of Lombard Odier, one of the largest private banks in Switzerland, where he provided investment advice on Canadian companies to a select clientele. In 1993, he co-founded GLS Capital Inc., an institutional research boutique specializing in the information technology sector. In 1995, Mr. Solis sold GLS Capital Inc. to Yorkton Securities Inc. and joined Yorkton's corporate finance team and managed the company's operations in Montreal. At Yorkton, Mr. Solis was focused on the financing, both private and public, of emerging companies, mostly in the information technology sector. In 1998, he joined Groome Capital.com Inc. to work in corporate finance. Since mid 2000, Mr. Solis has been consultant to a number of small and emerging high-tech companies. He joined Manaris in November 2000, first as consultant, then in March 2001 as its Chief Financial Officer and, since January 2003 as its President and Chief Executive Officer. Mr. Solis has been an officer of the Company since January 2003. He is also a Director of Equilar Capital Corporation since March 2001. Between May 2001 and August 2001, he was Director of Innofone.com (OTCBB: INNF). Mr. Solis resigned as President and Chief Executive Officer of Manaris and all of its subsidiaries on September 16th, 2005.

Andre Monette, Chief Financial Officer. Mr. Monette has served as our Chief Financial Officer since January 2005 and as our Secretary and Treasurer since September 2005. He began his career in September 1979 with Raymond, Chabot, Martin, Pare & Associes, as an auditor. In April 1984, he joined the North American subsidiaries of Lombard Odier & Cie private bankers, Geneva, Switzerland and as a Senior Manager and he carried out, until September 2002, various functions within the Group. From 1985 to 2002, he served as Vice President of Finance and Administration of Lombard Odier Company of Canada, a holding company offering administrative and information technology services to affiliated companies. From 1989 to 2002, he also served as President, Chief Executive Officer and Director of Transatlantic Securities Company, a registered securities broker/dealer member of The New York Stock Exchange. He was in 2002, Treasurer of Lombard Odier Trust Company, an investment adviser providing portfolio management to private clients and securities custody. From 1999 to 2002, he was Treasurer of Lombard Odier Holdings (US) Inc. which had two wholly-owned subsidiaries, Lombard, Odier, Inc, an investment adviser registered with the SEC and Lombard, Odier, Securities Inc, a broker-dealer intermediary registered with the SEC and NASD. From October 2002 to December 2003 he was self-employed. In January 2004 he joined Caisse de Depot et de Placement du Quebec, a financial institution, as an operational Risk Manager. Mr. Monette was unemployed from October 2004 to January 2005. Mr. Monette is a Chartered Accountant and a Chartered Financial Analyst. He received his Bachelor in Business Administration from the Ecole des Hautes Etudes Commerciales de Montreal.

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

Audit Committee and Charter

We have an audit committee charter. Under the charter, the committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We plan to add an independent and financial expert to our audit committee during fiscal year 2006.

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

Disclosure Committee and Charter

We have a disclosure committee charter. The purpose of the committee is to provide assistance to the Chief management team in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report. The disclosure committee is currently inactive. We plan to activate the disclosure committee during fiscal year 2006.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our officers and directors during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other
				Annual	Restricted	Securities
				Compen-	Stock	Underlying	LTIP	All Other
Name and Principal		Salary	Bonus	sation	Award(s)	Options /	Payouts	Compens-
Position [1]	Year	($)	($)	($)	($)	SARs (#)	($)	ation ($)

Stephane Solis	2005	86,709		0	0	500,000		0
President and Chief	2004	67,164	0	6,644	0	0	0	0
Executive Officer	2003	18,775	0	2,086	0	500,000	0	0
(resigned Sept. 2005)

Andre Monette	2005	25,112	0	0	0	150,000	0	0
Treasurer and Chief	2004	0	0	0	0	0	0	0
Financial Officer	2003	0	0	0	0	0	0	0
(since Sept. 2005 and Feb 2005 respectively)

Robert Clarke	2005	0	0	0	0	150,000	0	0
Chairman of the	2004	0	0	0	0	0	0	0
Board of Directors	2003	0	0	0	0	250,000	0	0

John Fraser	2005	0	0	0	0	75,000	0	0
Secretary &	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	200,000	0	0
(appointed President and CEO Sept 2005)

Cherry Lee	2005	0	0	0	0	75,000	0	0
Director	2004	0	0	0	0	0	0	0
(resigned Sept 2005)	2003	0	0	0	0	200,000	0	0

Benjamin Leboe	2005	0	0	0	0	350,000	0	62,096
Treasurer and Chief	2004	0	0	0	0	0	0	38,750
Financial Officer	2003	0	0	0	0	200,000	0	8,340
(resigned Feb 2005)

Claude Pellerin	2005	0	0	0	0	50,000	0	61,589
Vice President	2004	0	0	0	0	0	0	36,950
(resigned Oct 2004)	2003	0	0	0	0	100,000	0	18,955

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2003 and 2004 Incentive Stock Option Plans. Under these Plans, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 10,000,000 shares in the plans. 3,958,686 shares have been issued as a result of the exercise of options, 3,842,500 options are outstanding and 2,198,814 shares remain in the plan.

Option Grants to Officers and Directors During the Last Fiscal Year

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise of Base
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Expiration Date

Stephane Solis	500,000	21%	$0.68	09/14/2009
Robert Clarke	150,000	6.34%	$0.68	09/14/2009
Cherry Lim	75,000	3.17%	$0.68	09/14/2009
John Fraser	75,000	3.17%	$0.68	09/14/2009
Benjamin Leboe	350,000	14.80%	$0.68	09/14/2009
Claude Pellerin	50,000	2.11%	$0.68	09/14/2009
Andre Monette	150,000	6.34%	$0.81	02/14/2010

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
			Options/SARs at FY-End		the-Money Options/SARs
	Shares	Value	(#)		at FY-End ($)
	Acquired on	Realized
Name	Exercised (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Stephane Solis	0		1,000,000		150,000
Robert Clarke	250,000	$154,000	150,000		0
Cherry Lim	200,000	$131,000	75,000		0
John Fraser	200,000	$18,900	75,000		0
Benjamin Leboe	170,000	$49,600	380,000		15,000
Claude Pellerin	100,000	20,235	50,000		0
Andre Monette	0		37,500		0

Future Compensation of Our Officers

For the fiscal year ending June 30, 2006, we intend to pay John Fraser, our president and chief executive officer, a base salary of $173,000 and grant him 500,000 stock purchase options priced at the market on the date of grant.

For the fiscal year ending June 30, 2006, we intend to pay Andre Monette, our treasurer and chief financial officer, a base salary of approximately $115,000. We are currently in negotiation with Mr. Andre Monette to determine his bonus plan. As part of his remuneration, he has been awarded 150,000 options with an exercise price of $0.81US for the twelve month period ending February 14, 2006.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003 and 2004 Incentive/or Nonqualified Stock Option Plans.

Compensation of Directors

We do not have any plans to pay our directors any money. We do intend to grant our directors options for serving on our board of directors. For fiscal year ending June 30, 2006, we have not determined the compensation that we may grant our directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table represents the shares of common stock owned by each officer, director, and owner of 5% or more of our common stock. The address for each person is our address at 1155 René-Lévesque Blvd. West Suite #2720, Montreal, Québec, Canada H3B 2K8.

	Direct Amount of			Percent of
Name of Beneficial Owner	Beneficial Owner		Position	Class [4]

Stephane Solis	1,050,000	[2]	President, Chief Executive Officer and Director until September 16, 2005 [6]	0.00%

Robert Clarke	150,000	[1]	Chairman of the Board of Directors	0.00%

John Fraser	170,000	[3]	President and Chief Executive Officer since September 16, 2005 and a Director [6]	0.00%

Cherry Lim	75,000	[1]	Director	0.00%

Andre Monette	150,000	[1]	Chief Financial Officer, Secretary and Treasurer	0.00%

All officer and Directors as a Group (5 Persons)	1,595,000	[4]		0.00%

Capex Investments Ltd	6,039,560	[5]		11.02%
315 St. James Court
St. Denis Street
Port Louis
Republic of Mauritius

Cede & Co.	36,134,705			65.96%
PO Box 222
Bowling Green Station
New York, NY

[1]  The foregoing figures include unexercised options. No outstanding shares are currently owned by this person.
[2]  Includes 50,000 shares of common stock and an unexercised option to acquire 1,000,000 shares.
[3]  Includes 95,000 shares of common stock and an unexercised option to acquire 75,000 shares.
[4]  Includes unexercised option shares.
[5]  This company is controlled by members of our Board of Directors.
[6]  On September 16, 2005, Stephane Solis, resigned as President and Chief Executive Officer. Under the terms of the agreement, Mr. Solis received 600 000options exercisable at $0.00001 (not included in table above). Following the resignation of Mr. Solis, John Fraser was appointed CEO and President. Under the agreement, John Fraser will receive 500,000 options exercisable at current market prices (not included in table above).

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

The amount due to officers and/or shareholders at June 30, 2005 is $476,646 (June 30, 2004: $230,726). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

ITEM 13. EXHIBITS

10.1	Resignation of Stephane Solis (incorporated by reference to Form 8-K filed with the SEC on September 22, 2005).

10.2	Confidential Agreement, Final Release and Indemnity Agreement Between Manaris Corporation and Stephane Solis (incorporated by reference to Form 8- K filed with the SEC on September 22, 2005).

10.3	Employment Agreement between Manaris Corporation and John G. Fraser (incorporated by reference to the Form 8-K/A filed with the SEC on October 11, 2005).

10.4	Press Release on Special Warrant Offer (incorporated by reference to the Form 8-K filed with the SEC on August 9, 2005).

10.5	Purchase Agreement dated February 16, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.6	Chartrand Laframboise Agreement signed on February 14, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.7	Avensys Agreement signed on February 14, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.8	SERIES E WARRANTS signed on February 16, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.9	SERIES F WARRANTS signed on February 16, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.10	SERIES IB1 WARRANTS (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.11	SERIES IB2 WARRANTS (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.12	SERIES IB3 WARRANTS (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.13	SERIES IB4 WARRANTS (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.14	SERIES IB5 WARRANTS (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

10.15	Series A Convertible Note, signed on February 16, 2005 (incorporated by reference to the Form SB-2 filed by the Company on May 9, 2005).

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

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

2005	$84,736
2004	$18,450

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$22,125
2004	nil

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$800
2004	$2,015

 (4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	nil
2004	nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of October, 2005.

MANARIS CORPORATION
(Registrant)

BY:	/s/ John Fraser
John Fraser, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Andre Monette
Andre Monette, Chief Financial Officer, Secretary and Treasurer and (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ John Fraser	President and Chief Executive Officer	October 13, 2005
John Fraser	(Principal Executive Officer)

/s/ Andre Monette	Chief Financial Officer, Secretary and Treasurer	October 13, 2005
Andre Monette	(Principal Financial and Accounting) Officer

/s/ Robert G. Clarke	Chairman of the Board of Directors	October 13, 2005
Robert G. Clarke

/s/ Cherry Lim	Director	October 13, 2005
Cherry Lim