Form 10QSB
period 2005-09-30
MANARIS CORP
filed 2005-11-21
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        COMMISSION FILE NUMBER 000-33199

                               MANARIS CORPORATION
             (Exact name of registrant as specified in its charter)

            NEVADA                                         88-0467848
(State of other jurisdiction                              (IRS Employer
      of incorporation)                              Identification Number)

                      1155 boul. Rene-Levesque, suite 2720
                                Montreal, Quebec
                                 Canada H3B 2K8
                    (Address of principal executive offices)

                                 (514) 337-2447
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 18, 2005 there were 68,993,661 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Financial Statements
September 30, 2005

                                                                          Index

Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Cash Flows......................................F-4

Notes to the Consolidated Financial Statements.............................F-6

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)
(Unaudited)

                                                                                              September 30,       June 30,
                                                                                                  2005              2005
                                                                                                   $                  $
                                                                                              (unaudited)         (audited)
                                          ASSETS
Current Assets
Cash                                                                                            1,352,322          287,147
Accounts receivable, net of allowance for doubtful accounts of $146,633 and $141,093
respectively                                                                                    2,796,686        2,858,275
Other receivables (Note 6)                                                                        817,190          899,248
Inventories (Note 6)                                                                            1,452,105        1,097,776
Prepaid expenses                                                                                  147,137          143,717
Restricted marketable securities                                                                   86,125           81,606
                                                                                              -----------      -----------

Total Current Assets                                                                            6,651,565        5,367,769

Property and Equipment (Note 7)                                                                   734,458          731,075
Intangible Assets (Note 5)                                                                      3,635,198        3,852,772
Goodwill (Notes 3 and 5)                                                                        9,684,228        9,727,454
Deferred Financing Costs                                                                          293,808          436,685
                                                                                              -----------      -----------

Total Assets                                                                                   20,999,257       20,115,755
                                                                                              ===========      ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payable                                                                                2,353,730        1,507,959
Accrued liabilities (Note 6)                                                                    1,429,439        2,021,127
Loans payable (Note 9)                                                                          1,476,693        1,598,273
Current portion of long-term debt                                                                 198,140          199,878
Current portion of convertible debentures                                                         172,572          893,436
Due to related parties (Note 8)                                                                   172,284          476,646
                                                                                              -----------      -----------

Total Current Liabilities                                                                       5,802,858        6,697,319

Long-term Debt, less current portion (Note 10)                                                    489,843          483,240
Convertible Debentures (Note 11)                                                                2,145,963        1,687,304
                                                                                              -----------      -----------

Total Liabilities                                                                               8,438,664        8,867,863
                                                                                              -----------      -----------

Non-controlling Interest                                                                           18,738           18,033
                                                                                              -----------      -----------

Commitments and Contingencies (Notes 1 and 15)

Stockholders' Equity

Common Stock, 500,000,000 (June 30, 2005: 100,000,000) shares authorized with a par value
of $0.00001; 67,350,818 and 54,782,802 issued and outstanding, respectively                           673              548
Additional Paid-in Capital                                                                     28,780,200       24,142,078
Accumulated Other Comprehensive Loss                                                             (376,504)        (364,415)
Deficit                                                                                       (15,862,514)     (12,548,352)
                                                                                              -----------      -----------

Total Stockholders' Equity                                                                     12,541,855       11,229,859
                                                                                              -----------      -----------

Total Liabilities and Stockholders' Equity                                                     20,999,257       20,115,755
                                                                                              ===========      ===========

                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

                                                                   For the Three Months Ended
                                                                          September 30,
                                                                      2005            2004
                                                                       $                $
Revenue
  Product                                                          1,987,895          152,037
  Service                                                          1,737,742          487,993
                                                                  ----------      -----------

Total Revenue                                                      3,725,637          640,030
                                                                  ----------      -----------
Cost of Revenue

  Product                                                          1,268,844           79,863
  Service                                                          1,320,887          376,737
                                                                  ----------      -----------

Total Cost of Revenue                                              2,589,731          456,600
                                                                  ----------      -----------

Gross Margin                                                       1,135,906          183,430
                                                                  ----------      -----------
Operating Expenses

Depreciation and amortization                                        223,328           46,434
Selling, general and administrative                                1,930,742          449,910
Impairment of long-lived assets
                                                                      35,822             --
Research and development                                             226,694           35,744
Stock based compensation(1)                                          424,900          327,709
                                                                  ----------      -----------

Total Operating Expenses                                           2,841,486          859,797
                                                                  ----------      -----------

Loss from Operations                                              (1,705,580)        (676,367)

Other Expenses

Interest expense                                                     235,267            5,153
Debenture accretion                                                1,540,287             --
                                                                  ----------      -----------

Net Loss Before Income Tax Benefit                                (3,481,134)        (681,520)

Income Tax Benefit                                                   167,256             --
                                                                  ==========      ===========

Net Loss Before  Non-controlling interest                         (3,313,878)        (681,520)
Non-controlling interest                                                 284             --
                                                                  ==========      ===========

Net loss                                                          (3,314,162)        (681,520)
                                                                  ==========      ===========

Comprehensive Loss (Note 14)                                      (3,326,251)        (821,371)
                                                                  ==========      ===========

Net Loss Per Share - Basic and Diluted                                 (0.06)           (0.02)
                                                                  ==========      ===========

Weighted Average Shares Outstanding                               53,545,000       39,758,000
                                                                  ==========      ===========
(1) Stock based compensation is excluded from the following:

     Selling, general and administration                             424,900          327,709
                                                                  ==========      ===========

                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

                                                                                    For the Three Months Ended
                                                                                          September 30,
                                                                                     2005                2004
                                                                                       $                  $
Operating Activities

Net loss                                                                   (3,314,162)       (681,520)

Adjustments to reconcile net loss to cash used in operating activities
     Contingent consideration paid in shares                                     --           148,000
     Stock based compensation                                                 424,900         179,709
     Expenses settled with issuance of common shares                            5,400            --
     Depreciation and amortization                                            223,328          46,434
     Loss on settlement of accounts payable                                    31,359            --
     Non-controlling interest                                                     705            --
     Accretion of debenture                                                 1,540,287            --
     Deferred financing costs related to senior convertible debenture         142,877            --

Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                                61,589        (188,860)
     (Increase) in inventory                                                 (354,329)        (71,099)
     Decrease in other receivable                                             125,284            --
     Decrease (increase) in prepaid and other assets                           23,224          (3,165)
     (Decrease) in short term debt                                            (47,059)           --
     (Decrease) in long term debt - current portion                           (32,545)           --
     Increase in long term debt                                               146,498            --
     (Decrease) Increase in due to related parties                            (22,944)           --
     Increase in accounts payable and accrued liabilities                     331,083          29,157
                                                                            ---------      ----------

Net Cash Used In Operating Activities                                        (714,505)       (541,344)
                                                                            ---------      ----------

Investing Activities
     Purchase of property and equipment                                       (35,781)        (10,330)
     Payment received on note receivable                                         --            44,895
                                                                            ---------      ----------

Net Cash Provided by (Used) in Investing Activities                           (35,781)         34,565
                                                                            ---------      ----------

Financing Activities
     Borrowing (Repayments) on bank credit line                              (404,712)         89,536
     Payment of senior convertible debt                                      (226,733)           --
     Repayment of related party advances                                      (80,694)         (9,814)
     Proceeds from loans                                                      408,373            --
     Proceeds from exercise of stock options and warrants                   2,127,591          16,001
                                                                            ---------      ----------

Net Cash Provided By Financing Activities                                   1,823,825          95,723
                                                                            ---------      ----------

Effect of Exchange Rate Changes on Cash                                        (8,364)       (115,586)
                                                                            ---------      ----------

Increase (Decrease) in Cash                                                 1,065,175        (526,642)

Cash - Beginning of period                                                    287,147       1,561,020
                                                                            ---------      ----------

Cash - End of period                                                        1,352,322       1,034,378
                                                                            =========      ==========

                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statements of Cash Flows (continued)
(expressed in U.S. dollars)
(Unaudited)

                                                            For the Three Months Ended
                                                                   September 30,
                                                                  2005       2004
                                                                   $           $

Non-Cash Financing and Investing Activities
   Issuance of common shares for services                        54,000        --
   Issuance of common shares for interest payment               143,863        --
   Issuance of common shares for repayment of senior
      convertible note, series A                                724,999        --
   Issuance of common shares for conversion of senior
      convertible note, series A                                815,985        --
   Issuance of stock options for debt settlement                   --        64,608
   Issuance of common shares to settle outstanding
      payables                                                  105,501        --
   Issuance of common share warrants to settle related
      party and short term payables                             181,649        --
                                                                -------     -------
Supplemental Disclosures

Interest paid                                                    50,570       5,153
Income taxes paid                                                  --          --
                                                                -------     -------

                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

1.   Nature of Operations and Continuance of Business

     Manaris Corporation (the "Company") was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited.

     On January 7, 2003 the Company acquired assets and intellectual property. It then changed its business focus to the development of security technology and changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed it's name to Manaris Corporation.

     On February 17, 2004, the Company acquired Canadian Security Agency (2004) Inc., ("CSA") a company providing guard and security services. (Refer to Note 3(c)).

     The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company has achieved significant revenue from acquired companies as described below. The companies acquired during the year ended June 30, 2005 have significant operations which involve security services and products. The Company is no longer considered a development stage company.

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

     On February 28, 2005 the Company acquired Avensys Inc. ("Avensys"), a company incorporated under Part IA of the Companies Act (Quebec) in Canada. Avensys is a leader in risk management monitoring solutions for commercial and industrial buildings, infrastructures and various environments. (Refer to Note 3(b)).

     On September 22, 2005, the Company ceased operations of CSA and entered into an agreement with Securite Kolossal Inc. to sell its customer list for CDN $100,000. As at September 30, 2005, the Company has received CDN $50,000 with the remaining balance to be received in November 2005. The outstanding portion has been recorded as other receivable as at September 30, 2005.

     The Company's assets and operations at September 30, 2005 are located largely in Quebec and in Ontario, Canada. In April, 2005, the Company transferred the production, marketing and sales of its C-Chip product technology to its wholly-owned subsidiary, C-Chip Technologies Corporation ("North America").

     The Company's shares trade on the NASD OTC Bulletin Board under the symbol MANS.

     The Company has experienced significant operating losses since inception and has a working capital of $848,707. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has funded itself through issuance of shares or by loans from shareholders and/or directors. During the next twelve months the Company plans to fund its operations through cash on hand, the sale of security services, the sale of products and sale of assets. If profitable operations are not achieved, additional financing will be required to pursue the Company's business plan.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies

     Fiscal Year

     The Company's fiscal year-end is June 30.

     Basis of Accounting

     These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars.

     Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiary, Fizians Inc. of which Avensys owns 70% of its outstanding shares and the accounts of Avensys Labs Inc., a company in which Avensys holds variable interests and is the primary beneficiary; b) 100% of 6327915 Canada, Inc., 9151-3929 Quebec Inc., 3826961 Canada Inc.,
     3428249 Canada Inc., Chartrand Laframboise Inc. and 9126-7641 Quebec Inc., (collectively the "CLI Group"); c) 100% of CSA; and d) 100% of North America. Operating results for the CLI Group and Avensys are included from the date of acquisition of February 28, 2005. All inter-company accounts and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     Advertising

     The Company charges to operations the cost of advertising as incurred which was $31,420 and $10,811 for the three months ended September 30, 2005 and 2004, respectively.

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

     Foreign Currency Transactions/Balances

     The Company's functional currency is the Canadian dollar. Occasional transactions occur in U.S. dollars, and management has adopted SFAS No. 52, "Foreign Currency Translation". Financial statements denominated in foreign currencies are translated into US dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity as accumulated other comprehensive income or loss. Currency transaction gains and losses are included in the Company's results of operations.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

     Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force ("EITF") issued No. 05-6, "Determining the Amortization Period for Leasehold Improvements " ("EITF05-6"). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and the Company will adopt it during the first quarter of fiscal 2006. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

     Financial Instruments and Concentrations

     Financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued liabilities, short and long-term debt, convertible debenture and related party payables. The fair values approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

     The Company also complies with the provisions of FASB Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18") with respect to stock option grants to non-employees who are consultants to the Company. EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company's common stock into the option valuation model.

     On June 15, 2004 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 5,000,000 shares of common stock pursuant to the Company's 2004 Nonqualified Stock Option Plan ("the Plan'). The determination of those eligible to receive options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of this Plan. A total of 329,314 options under the Plan remain available for issuance.

     During the three month period ended September 30, 2005, the Company granted 1,877,000 stock options, pursuant to a non-qualified stock option plan at exercise prices ranging from $0.00001 to $0.38 per share. Stock options granted to non-employees totalled 777,000 of which 642,000 have vested. Stock options granted to the former Chief Executive Officer totalled 600,000 at an exercise price of $.00001. Stock options granted to the Company's current Chief Executive Officer totalled 500,000 at an exercise price of $0.38 with 250,000 stock options vesting immediately and 250,000 stock options vesting upon completion of his term as interim Chief Executive Officer. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $177,613 for the three month period ended September 30, 2005.

     During the three month period ended September 30, 2005, the Company recognized stock based compensation for non-employees in the amount of $424,900.

     The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              Three months ended
                                                September 30,
                                              2005         2004

Risk - free interest rate                     2.97 %       1.84 %
Expected volatility                            100 %     121.75 %
Expected life of stock options (in years)      .83         1.16
Assumed dividends                             None        None

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                                   Three months ended
                                                                      September 30,
                                                                  2005            2004
                                                                   $                $
Net loss - as reported                                        (3,314,162)       (681,520)
Add: Stock-based compensation expense included in net
loss - as reported                                               424,900         179,709
Deduct: Stock-based compensation expense determined under
fair value method                                               (602,513)       (614,491)
                                                              ----------      ----------
Net loss - pro forma                                          (3,491,775)     (1,116,302)
                                                              ==========      ==========
Net loss per share (basic and diluted) - as reported               (0.06)          (0.02)
                                                              ==========      ==========
Net loss per share (basic and diluted) - pro forma                 (0.07)          (0.03)
                                                              ==========      ==========

     Revenue Recognition

     The Company's C-Chip technology has generated limited commercial sales of products. The Company developed prototypes for testing by potential customers, which were billed for a portion of the costs incurred. Commercial product sales are recorded when shipped as part of a sales agreement, usually by customer purchase order. Certain product sales contain a small charge for after sales service for up to one year; such amounts are deferred and recognized as revenue when earned. Products carry a one-year replacement warranty and the level of actual warranty expense has not been material.

     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

     Sales of security services commenced on the acquisition of CSA on February 17, 2004. Clients are provided security services with revenue recognized as services are performed.

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

     Avensys recognizes revenues when goods are shipped and the risks and rewards have transferred to customers. Revenues are recorded net of rebates, discounts and sales returns. Avensys and Fizians Inc. specialize in developing, manufacturing and installing control and monitoring remote security solutions.

     Allowance for Uncollectible Accounts

     The Company continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on the Company's detailed assessment of the collectibility of specific customer accounts. Any significant customer accounts that are not expected to be collected are excluded from revenues.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

     Intangible Assets

     An acquired intangible asset of a technological product or service that has reached technological feasibility is capitalized at cost. Intangible assets with definite lives are reported at cost, less accumulated amortization. The Company does not have any identified intangible assets with an indefinite life. Acquired in-process research and development is charged to operations in the period of acquisition. The Company provides for amortization on a straight-line basis over the following periods:

     Customer lists                      3-10 years
     Licenses, patents and trademarks    4-6 years
     Non-compete agreements              4 years

     Acquired Goodwill

     Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

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

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Contingent Consideration

     In connection with the Company's acquisition of CSA, if certain future internal performance goals are later satisfied, the aggregate consideration for the acquisition will be increased. Such additional consideration, if earned, will be paid in the form of additional shares of the Company's common stock currently held in escrow. Any additional consideration paid will be allocated between goodwill, stock-based compensation expense and deferred compensation. The measurement, recognition and allocation of contingent consideration are accounted for using the following principles:

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

     Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception and has incurred net operating losses. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     Shipping and Handling Costs

     The Company's shipping and handling costs are included in cost of sales.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Restricted Marketable Securities

     The Company defines marketable securities as income yielding securities that can be readily converted into cash. An irrevocable letter of credit for $86,125 (CDN $100,000) was issued to an individual who personally guaranteed a loan of Avensys Labs Inc. ("ALI"), a subsidiary of Avensys and the Company. A term deposit which matures in June 2006 and with an interest rate of 1.3% per annum is designated as a guarantee for this amount.

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

     Warranty Expense

     The Company's products typically carry a one year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon its historical warranty experience, and additionally for any known product warranty issues. The Company has not incurred any significant warranty expense during the three month periods ended September 30, 2005 and 2004.

     Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.


3.   Business Combinations

     On February 28, 2005, the Company acquired two businesses. These acquisitions have been accounted for using the purchase method and the consolidated financial statements include the results of operations for these businesses from the date of acquisition. In accordance with SFAS No. 141 `'Business Combinations", the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on an independent valuation analysis using estimates and assumptions provided by management, and other information compiled by management, including valuations that utilize established valuation techniques appropriate for the security industry. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and purchased intangibles with indefinite lives are not amortized but will be reviewed at least annually for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective estimated useful lives.

     a)   CLI Group

          In February 2005, the Company acquired the CLI Group through its wholly-owned subsidiary corporation, 6327915 Canada, Inc. The Company owns all of the outstanding shares of 9151-3929 Quebec Inc. ("Quebec") and 3826961 Canada Inc. ("Canada"). Quebec and Canada collectively own 100% of 3428249 Canada Inc. 3428249 Canada Inc. owns 100% of Chartrand Laframboise Inc. a company specializing in the security field and 100% of 9126-7641 Quebec Inc., a company specializing in the credit management and verification. Quebec, Canada, 3428249 Canada Inc., Chartrand Laframboise Inc., and 9126-7641 Quebec Inc. The CLI Group was purchased for total consideration of $3,859,611, including acquisition costs of $42,817 which were accounted for as a purchase price adjustment to goodwill.

          The Company paid $2,436,251 (CDN $3,000,000) in cash and issued a $1,380,543 (CDN $1,700,000) Secured Convertible Debenture with interest of 9% payable quarterly and maturing in five years. At the option of the holders, but not before the sixth month following the closing date, the debenture is convertible into 1,700,000 shares of the Company's common stock at price of $0.82 per share. The debenture is secured by the universality of all of the moveable property of the wholly-owned subsidiary, 3428249 Canada Inc. As at September 30, 2005, no amounts have been converted to the Company's common stock.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.   Business Combinations (continued)

     a)   CLI (continued)

          CLI's  principal   services   include   investigation,   surveillance,
          undercover agents, background verification, business intelligence, security consulting and labor management conflict.

          The  purchase  price  was  allocated  to  the  following   assets  and
          liabilities:

                                                                      $

              Current assets                                       578,224
              Property and equipment                               192,340
              Non-compete agreement                                574,133
              Customer lists                                       380,811
              Current liabilities                                (341,280)
              Bank indebtedness                                   (43,809)
              Long-term debt - current portion                    (74,829)
              Long-term debt                                       (5,411)
              Other liabilities                                   (19,757)
              Excess purchase consideration (goodwill)           2,576,372
              ------------------------------------------------------------
                                                                 3,816,794
              ============================================================

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

          Amortizable Intangible Assets

          The customer lists consist of information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow approach was used to estimate the fair value of the customer list, or more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer list on a straight-line basis over the remaining estimated useful life of ten years.

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

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.   Business Combinations (continued)

     b)   Avensys Inc.

          On February 28, 2005, the Company completed its acquisition of Avensys. The acquisition resulted in the issuance of 10,400,002 restricted shares of the Company's common shares having a fair value of $0.75 per share and a total value of $7,800,000 (before discounting as discussed below) in exchange for 15,746,369 shares of Avensys which constituted all of the issued and outstanding common stock of Avensys. The Company also purchased and cancelled all of the outstanding Avensys stock options for a total of $312,652 (CDN $385,000). The beneficiaries of the options received $187,592 (CDN $231,000) on acquisition and will receive the balance of $124,970 (CDN $154,000) on or before December 31, 2005. The Company issued 427,432 restricted shares of common stock as a finder's fee to an unrelated party. The Company incurred direct costs associated with the acquisition of $45,000 (CDN $55,413). The total value of the cancelled stock options, finders fee and direct costs were accounted for as purchase price adjustments to goodwill. The 10,400,002 restricted shares are to be released from escrow over the eighteen months after acquisition. As a result, the value of restricted stock paid was discounted in the amount of $166,414.

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

          The purchase price was allocated to the following assets and liabilities: $

              Current assets                                    3,499,635
              Property and equipment                              523,898
              Customer list                                       701,621
              Other assets                                        101,511
              Current liabilities                             (2,358,108)
              License agreements                                2,085,357
              In-process research and development                 386,749
              Bank Indebtedness                               (1,202,483)
              Long-term debt - current portion                  (122,829)
              Long-term debt                                  (1,453,966)
              Other liabilities                                  (16,678)
              Excess purchase consideration (goodwill)          5,488,879
              ------------------------------------------------------------
                                                                7,633,586
              ===========================================================

          The purchase price allocation is preliminary and subject to change if the Company obtains additional information concerning the fair values of certain tangible assets and liabilities of Avensys.

          Net Tangible Assets

          The acquisition cost has been allocated to the assets and liabilities according to their estimated fair value at the acquisition date.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.   Business Combinations (continued)

     b)   Avensys Inc. (continued)

          Amortizable Intangible Assets

          Customer list represents information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow method was used to estimate the fair value of the customer list, or more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer list on a straight-line basis over the remaining estimated useful life of ten years.

          License agreements represent a combination of processes, patents, and trade secrets that were used for existing and in-process technology. These intangible assets were valued using the income approach method. This method estimates fair value based on the earnings and cash flow capacity of an asset. The Company is amortizing the fair value of the license agreements on a straight-line basis over the remaining estimated useful life of six years.

          Acquired In-process Research and Development

          Of the total purchase price, $386,749 has been allocated to in-process research and development ("IPR&D") and was charged to operations. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of acquisition, Avensys had multiple IPR&D efforts under way for certain current and future product lines. These efforts included physical sensors, interrogation units, chemical sensors and limnimeters. In applying the discounted cash flow method, the value of the acquired technology was estimated by discounting to present value the free cash flows expected to be generated by the products with which the technology is associated, over the remaining economic life of the technology. To distinguish between the cash flows attributable to the underlying technology and the cash flows attributable to other assets available for generating product revenues, adjustments were made to provide for a fair return to property and equipment, working capital, and other assets that provide value to the product lines.

4.   Variable Interest Entity

          The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. During the year ended June 30, 2005, Avensys transferred its research activities to ALI. Avensys owns 49% of ALI and the two entities have entered an Agreement (the "Agreement") where ALI will perform research and development activities for Avensys. The Agreement is for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to R&D projects to ALI in return for 500,000 preferred shares redeemable for $408,030 (CDN $500,000). ALI provides R&D for Avensys only, however it may enter into agreements with third parties in the future. ALI has no other financing other than amounts received from Avensys.

          As a result of the above, ALI has been included in the consolidated financial statements commencing in the year ended of June 30, 2005 since Avensys holds a controlling financial interest and is the primary beneficiary. The impact to the consolidated balance sheet as of September 30, 2005 include the approximate additions to current assets of $256,000, net property and equipment of $85,000, and current liabilities of $103,000. The impact to the consolidated statement of operations for the three month period ended September 30, 2005 was an increase in research and development expenses of $211,000.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

5.   Goodwill and Purchased Intangible Assets

     The following table presents details of the Company's purchased intangible assets with definite lives:

                                                                        September 30,   June 30,
                                                                            2005          2005
                                      Weighted                            Net Book      Net Book
                                      Average              Accumulated     Value          Value
                                      Life in  Cost        Amortization      $              $
                                      Years     $               $       (unaudited)     (audited)
Licenses, patents and trademarks       5.6   2,197,241       286,294     1,910,947     2,002,687
Technology                             1.7     574,285       358,900       215,385       251,275
Non-compete agreements                 3.7     574,133        84,000       490,133       526,133
Customers lists                        9.5   1,109,077        90,344     1,018,733     1,072,677
                                       ---   ---------     ---------     ---------     ---------
Total intangible assets                6.0   4,454,736       819,538     3,635,198     3,852,772
                                       ===   =========     =========     =========     =========

     Amortization expense of purchased intangible assets charged to operations was $190,930 and $373,180 for the three months ended September 30, 2005 and 2004 respectively.

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

     2006                     $  572,791
     2007                        723,285
     2008                        601,199
     2009                        551,333
     2010                        457,200
     Thereafter                  729,390
     ------------------------------------

                              $3,635,198
     ====================================

6.   Balance Sheet Details

                                        September 30,   June 30,
                                            2005         2005
                                        (unaudited)    (audited)
                                             $             $
Other Receivables
  Grants receivable                        81,271        59,110
  Investment tax credits receivable       413,350       596,417
  Sales tax receivable                    164,604       111,545
  Other                                   157,965       132,176
                                        ---------     ---------
                                          817,190       899,248
Inventory
  Raw materials                           382,583       261,445
  Work in process                         202,132       102,966
  Finished goods                          867,390       733,365
                                        ---------     ---------

                                        1,452,105     1,097,776
                                        ---------     ---------
Accrued Liabilities
  Payroll and benefits                    528,827       693,040
  Sales taxes payable                     426,374       323,934
  Income taxes payable                     80,839        98,007
  Accrual for litigation costs               --         160,392
  Royalties payable
                                             --         236,144
  Other                                   393,399       509,610
                                        =========     =========

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

7.  Property and Equipment

                                                                                       September 30,    June 30,
                                                                                           2005           2005
                                                                       Accumulated       Net Book       Net Book
                                                       Cost            Amortization        Value          Value
                                                        $                  $                 $              $
                                                                                        (unaudited)     (audited)
     Automotive equipment                             35,683             19,583            16,100          17,309
     Computers                                       609,774            485,242           124,532         132,948
     Communication equipment                          56,513             36,098            20,415          18,248
     Furniture and fixtures                          417,787            340,004            77,783          77,224
     Laboratory equipment                            420,153            183,027           237,126         237,922
     Leasehold improvements                           79,590             54,081            25,509          26,569
     Machinery and office equipment                  310,588            164,217           146,371         136,265
     Software                                         85,896             47,811            38,085          35,845
     Surveillance equipment                          134,704            108,462            26,242          26,507
     -------------------------------------------------------------------------------------------------------------
                                                   2,150,688          1,438,525           712,163         708,837
     Office equipment under capital leases            40,031             17,736            22,295          22,238
     -------------------------------------------------------------------------------------------------------------

     Total property and equipment                  2,190,719          1,456,261           734,458         731,075
     =============================================================================================================

     Depreciation during the period                                                        32,398          88,639
     =============================================================================================================

8.   Related Party Transactions/Balances

     An amount of $132,585 (June 30, 2005: $125,628) is due to the beneficiaries of Avensys stock options. The Company purchased and cancelled all outstanding stock options upon acquisition. The amount is due on December 31, 2005 and bears interest of 12% calculated daily and payable monthly. The total amount due to officers and/or shareholders of the Company at September 30, 2005 is $39,699 (June 30, 2005: $351,018). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

9.   Loans Payable

     a) CSA held a Corporate Credit Line facility in the amount of CDN $400,000, fluctuating with cash flow and collection of accounts receivable. Interest was charged at Canadian bank prime rate plus 2% per annum. The facility was secured by a movable hypothec over accounts receivable and inventory of CSA and an unlimited personal guarantee by the former sole owner of CSA, supported by collateral second mortgage on his personal residence and subrogation of the shareholder loan and salary bonus. Upon the departure of the former sole owner of CSA in April 2005 and the withdrawing of his guarantees with the Bank, the Bank proceeded with a demand of repayment of his line of credit with CSA. The position of the Bank was repurchased in July 2005 by the Company and the Company is now subrogated in all the Bank's rights . The Bank's proceedings were therefore terminated.

     b) CLI has a credit agreement for an authorized amount of $430,626 (CDN $500,000), renewable annually. Any utilized portion bears interest at the Canadian bank prime rate plus 1.125%, and is secured by a general assignment of CLI's accounts receivable and adherence to certain financial ratios. As at September 30, 2005, there was an outstanding amount of $16,549 (CDN $19,215) and CLI is in compliance with all financial ratios.

     c) Avensys has designated the accounts receivable and inventories to guarantee the line of credit. The line of credit, for an authorized amount of $1,171,303 (CDN $1,360,000), bears interest at the Canadian bank prime rate plus 1.5% and is currently in renegotiation.

     d) An irrevocable letter of credit for $86,125 (CDN $100,000) has also been issued to an individual who has personally guaranteed a loan of the Company. A term deposit is lodged as a guarantee for this letter of credit.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

9.   Loans Payable (continued)

     e) The Company's wholly-owned subsidiary, C-Chip Technologies Corporation (North America) has an unsecured credit facility for an amount of $1,000,000 (principal and interest) to finance service fees and inventory that bears interest at 15% per annum. All receipts from sales revenues will be placed into a designated bank account and be used to reimburse any amount owed pursuant to the credit facility. Amounts not paid within twelve months of the execution of the credit facility will become payable in full. As at September 30, 2005 there was an outstanding amount of $728,500 (June 30, 2005: $320,127).

10.  Long-Term Debt

                                                                              September 30,   June 30,
                                                                                  2005          2005
                                                                              (unaudited)     (audited)
                                                                                   $              $
Mortgage loan secured by the universality of Avensys' tangible and intangible movables, (CDN $406,000), interest is prime rate plus 2.75%, payable in  monthly instalments of CDN $7,000 plus interest,
maturing in May 2010                                                             337,611      331,320

Note payable, interest is prime rate, payable in six monthly payments,
maturing in October 2005                                                          47,197       44,720

Note payable on demand (CDN $16,382) without interest                             14,109       13,369

Note payable (CDN $12,778) without interest maturing in May 2006                  11,005       10,428

Note payable (CDN $60,000) without interest, payable in monthly instalments
of $5,440 (CDN $6,667), maturing in March 2006                                    34,450       48,964

Note payable (CDN $5,000) without interest maturing in 2006                        4,306        4,080

Note payable (CDN $15,202) without interest, payable in monthly instalments
of $691, maturing in April 2007                                                   11,307       12,406

Redeemable preferred shares, 241 Class D shares issued by CLI. Non voting, non participating and redeemable at the holder's option with a 1% monthly
dividend on  the redemption price                                                207,562      196,670

Obligations under capital leases, maturing at various dates until 2009, payable in instalments totalling $7,188 (CDN $8,808) in 2006 and 2007,
                                                                                             $  5,406
(CDN $6,624) in 2008 and $1,379 (CDN $5,406) in 2009                              20,436       21,161
------------------------------------------------------------------------------------------------------
                                                                                 687,983      683,118
Instalments due within one year                                                  198,140      199,878
------------------------------------------------------------------------------------------------------

Long-term debt                                                                   489,843      483,240
======================================================================================================

Principal payments on long-term debt for the next five years are:
                                                                                           September 30,
                                                                                               2005
                                                                                                 $

2006                                                                                          198,140
2007                                                                                          289,761
2008                                                                                           78,050
2009                                                                                           73,801
2010                                                                                           48,231
------------------------------------------------------------------------------------------------------
Total                                                                                         687,983
======================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

11.  Convertible Debentures

                                                                                          September 30,    June 30,
                                                                                              2005           2005
                                                                                          (unaudited)      (audited)
                                                                                               $               $
     Senior secured convertible debentures at 7%, payments of $233,750 for 20 months beginning June 16, 2005, interest payable each June and December,
     maturing January 31, 2007, principal amount of $4,675,000 (Note 11 (a))                 172,572        557,284

     Secured convertible debentures at 9%, maturing February 2010, principal
     amount of $1,387,302 (CDN $1,700,000) (Note 11 (b))                                   1,464,128      1,387,302

     Unsecured convertible debentures at 15%, maturing September 2007, principal
     amount of $397,829 (CDN $487,500) (Note 11 (c))                                         362,001        336,152

     Unsecured convertible debentures at 12% maturing September 2007, principal
     amount of $326,424 (CDN $400,000) (Note 11 (d))                                         319,834        300,002
     ---------------------------------------------------------------------------------------------------------------
                                                                                           2,318,535      2,580,740
     Instalments due within one year                                                         172,572        893,436
     ---------------------------------------------------------------------------------------------------------------
     Long-term debt                                                                        2,145,963      1,687,304
     ===============================================================================================================


     Principal payments on the convertible debentures for the next five years are:

                                                                                                  September 30,
                                                                                                       2005
                                                                                                        $

     2006                                                                                              172,572
     2007                                                                                               -
     2008                                                                                              681,835
     2009                                                                                               -
     2010                                                                                           1,464,128
     -------------------------------------------------------------------------------------------------------------
     Total                                                                                          2,318,535
     =============================================================================================================

a)   Senior Secured Convertible Debentures

     On February 16, 2005, the Company issued Senior Secured Convertible Notes Series A ("Series A Notes") and Series E and F Warrants (See Note 13(b)) for an aggregate principal amount of $4,675,000.

     In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid in capital and an equivalent discount against the Series A Notes. The carrying amount of the Series A Notes will be increased monthly by periodic accretion under the interest method. The Company remains obligated for the entire contractual balance of the Notes of $4,675,000.

     These Notes bear interest at 9% per annum from February 16, 2005 until the first principal payment date on June 16, 2005 and 7% per annum after this date. Principal payments on the Series A Notes shall be paid in twenty (20) equal monthly instalments of $233,750. Interest on these Notes shall be payable on the last day of June and December of each year commencing on June 30, 2005.

     All payments of interest shall be made, at the option of the Company, (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days ("Market Price").

     All payments of principal shall be made, at the option of the Company, (a) in cash with a premium equal to 10% of the cash amount paid; or (b) in shares of common stock of the Company valued at 85% of the Market Price.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

11.  Convertible Debentures (continued)

     a)   Senior Secured Convertible Debentures

          All payments made by the issuance of shares will be acceptable only if the issuance of the shares of the Company has first been registered with the Securities and Exchange Commission.

          The holders of these Series A Notes have the right, at their option at any time, to convert some or all of the notes, including the principal amount and the amount of any accrued but unpaid interest into a number of common shares of the Company valued initially at $0.65 per share, subject to certain adjustments as described in the purchase agreement.

          In connection with the placement of the Series A Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company's common stock at prices ranging from $0.01 to $0.75 per share (see Note 13(b)) and expiring from three months following the date of their Registration until February 16, 2010.

          The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series IB1, IB2, IB3, IB4, and IB5 and as deferred financing costs for the Series A Notes and issue expenses for the Warrants Series E and F.

          To secure payment of the principal amount of the Series A Notes and the interest thereon, the Company hypothecated, in favour of the note holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company.

          The purchase agreement of the Series A Notes contain certain covenants
          (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; and (c) for so long as at least $2,500,000 principal amount of these Notes remain outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to the Series A Notes provided however that the Company may have outstanding bank debt.

     b)   Secured Convertible Debentures

          On February 14, 2005, the Company issued debentures of an aggregate principal amount of $1,380,543 related to the acquisition of the CLI Group.

          These debentures bear interest at 9% per annum from February 14, 2005. Principal on these Notes shall be paid on February 14, 2010. Interest on these debentures shall be payable on the first day beginning of quarter, commencing on May 1, 2005.

          The holders of these Debentures have the right, at their option at any time, to convert in part or all of the Debentures into a total number of 1,700,000 common stock of the Company valued initially at $0.82 per share. As at September 30, 2005, no amounts have been converted to the Company's common stock.

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

     c)   Unsecured Convertible Debentures

          With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CDN $1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CDN $463,747) and a liability component of $539,623 (CDN $661,253), for a total of $918,068 (CDN $1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CDN $637,500) of the debentures outstanding. The remainder of the debentures, $397,829 (CDN $487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares. At year-end the discount related to the conversion feature is $61,677.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

11.  Convertible Debentures (continued)

     d)   Unsecured Convertible Debentures

          With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CDN $800,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CDN $374,797) and a liability component of $346,991 (CDN $425,203), for a total of $652,848 (CDN $800,000). In April 2005, the
          Company issued 426,667 shares in settlement of $326,424 (CDN $400,000), of the debentures outstanding. The remainder of the debentures, $326,424 (CDN $400,000) was modified to be convertible into 330,251 shares of the Company. At year-end the discount related to the conversion feature is $26,422.

     e) In order to take account for the Company's default on its principal and interest payment that was due on June 23, 2005, the Company offered its investors the option to receive payment of the principal payment in freely tradable shares. The shares issued in lieu of cash were valued at 85% of the market price (5 day volume weighted average price). In addition, since a notice was sent under 10 business days indicating the Company's intent to pay in shares, the Company increased the amount of the principal to be reimbursed by ten percent.

     f) In July 2005 the Company issued shares of common stock for a consideration per share less than the conversion price in effect, which constitutes a "Trigger Issuance" under the Senior Secured Convertible Note of February 16, 2005. Consequently, some investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the Note into common shares. A total of $815,985 of the Senior Secured Convertible Note was converted into the Company's common shares. The balance remaining on the Note Agreement totals $2,971,647.


12.  Common Stock

     a) During the three months ended September 30, 2005, the Company issued 385,000 common shares for total proceeds of $3.85 from the exercise of stock options.

     b) During the three months ended September 30, 2005, the Company issued 4,462,820 common shares in connection to the Series A Notes. Of that amount, 308,230 common shares were issued for the interest payment in the amount of $143,863, 1,823,206 common shares were issued for the amortization payments in the amount of $724,999, and 2,331,384 common shares were issued following the conversion of $815,985 of the Series A Notes.

     c) During the three months ended September 30, 2005, the Company issued 7,360,436 common shares for total proceeds of $2,576,117 from the exercise of warrants, before offering costs of $266,882.

     d) In September 2005, the Company issued 87,760 common shares at an exercise price of $0.00001 for total proceeds of $0.88 following the exercise of 87,760 Series IB1 warrants.

     e) During the three months ended September 30, 2005, 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501.

     f)   The Company issued 15,000 common shares valued at $5,400 for services.


13.  Stock Options and Warrants

     a)   Stock Options

          i) During the three month period ended September 30, 2005, the Company granted 777,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted to consultants vest immediately.

          ii) The Company granted 600,000 stock options to its former Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted vest immediately.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

13.  Stock Options and Warrants (continued)

          iii) The Company granted 500,000 stock options to the Company's current Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.38 per share, Under the plan, 250,000 stock options vest immediately and 250,000 stock options vest upon completion of his term as interim Chief Executive Officer.

          iv)  A total of 7,500 stock options were cancelled during this period.

          v) A total of 257,000 stock options were issued for settlement of debt of $105,501.

     b)   Warrants outstanding

          Common share purchase warrants issued in July 2005 with the private placement of the Special Warrant Offer (Refer to Note 15 e) ii)) offering and outstanding at September 30, 2005 are as follows:

          i) 3,797,976 Series G Warrants exercisable at $0.35 each and expiring in February 2010.

          ii) 890,590 Series H Warrants exercisable at $0.35 each and expiring in February 2010.

          iii) 3,797,976 Series I Warrants exercisable at $0.50 each and expiring in February 2010.

          iv) 1,781,180 Series J warrants exercisable at $0.50 each and expiring in February 2010.

          v) 605,676 Series IB6 warrants exercisable at $0.35 each and expiring in February 2010.

          vi) 52,251 Series IB7 warrants exercisable at $0.001 each and expiring in February 2010.

         As a result of the Offer in July 2005, the Company, pursuant to the Warrants in effect, adjusted the respective Warrants accordingly. Common share purchase warrants issued in February 2005 with the private placement of the Series A Notes (Refer to Note 15 e) ii)) and outstanding at September 30, 2005 are as follows:

          vii) 1,596,155 Series E warrants exercisable at $0.35 each (June 30, 2005: $0.75) and expiring in February 2010.

          viii) 913,462 Series F warrants exercisable at $0.35 each (June 30, 2005: $0.70) and expiring in February 2006.

          ix) 32,442 Series IB1 warrants exercisable at $0.00001 each and expiring in February 2010.

          x) 215,385 Series IB2 warrants exercisable at a price of $0.62 each (June 30, 2005: $0.65) and expiring in February 2010.

          xi) 323,076 Series IB3 warrants exercisable at a price of $0.71 each (June 30, 2005: $0.75) and expiring in February 2010.

          xii) 107,693 Series IB4 warrants exercisable at a price of $0.66 each (June 30, 2005: $0.70) and expiring in February 2006. xiii) 20,000 Series IB5 warrants exercisable at a current price of $0.71 (June 30, 2005: $0.75) each and expiring three (3) months following the effectiveness of a Registration Statement to be filed with the Securities and Exchange Commission and expiring in February 2006.

         Common share purchase warrants issued with the private placements of common shares during the year ended June 30, 2004 are as follows:

          xiv) 1,046,294 Class A warrants exercisable at $0.35 each, with expiration dates ranging from October 2005 through February 2006.

          xv) 1,869,231 Series A warrants exercisable at $0.35 each and expiring in April 2006.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)


13.  Warrants outstanding (continued)

                                                             September 30,
                                                                 2005
Common shares reserved for issuance:                               $
   Stock options outstanding                                  5,070,000
   Reserved for future issuance                                 329,314
   Warrants outstanding                                      17,049,387
   Conversion of senior secured convertible notes            11,325,370
   Conversion of secured convertible debentures               4,341,760
-------------------------------------------------------------------------
Total common shares reserved for future issuance             38,115,831
=========================================================================

14.  Comprehensive Loss

     The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on foreign currency translation adjustments. At September 30, 2005 the Company had an accumulated foreign currency translation loss of $376,504.

     The component of comprehensive loss was as follows:

                                                 For the three        For the three
                                                 months ended          months ended
                                                 September 30,         September 30,
                                                     2005                 2004
                                                       $                    $
     Net loss                                     (3,314,162)           (681,520)

     Foreign currency translation adjustment         (12,089)           (139,851)
     -------------------------------------------------------------------------------

     Comprehensive loss                           (3,326,251)           (821,371)
     ===============================================================================

15.  Contingencies and Commitments

     a)   Vehicle lease commitments are as follows:

          2006                      27,395
          2007                      15,728
          2008                       4,501
          ---------------------------------
          ---------------------------------

                                  $ 47,624
          =================================

     b) The Company leases premises for its various offices located across Canada. Total rent expense for the three month period ended September 30, 2005 was $115,634 (2005 - $218,318). Minimum lease payments for the next five years are $317,754 in 2006, $187,547 in 2007, $112,332 in 2008, $109,165 in 2009, and $94,266 in 2010.

     c)   Litigation and Settlement Costs

          i) A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $86,125 (CND$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

15.  Contingencies and Commitments (continued)

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

          iii) A lawsuit was filed on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $93,790 (CDN $108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

          iv) A motion was filed under Quebec law, in the district of Montreal, Province of Quebec, totalling $73,506 (CDN $85,348) for an unpaid contract of credit. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages is not expected to have a material adverse impact on our financial condition.

          v) A lawsuit was filed under Quebec law, in the district of Laval, Province of Quebec, totalling $70,025 (CDN $81,306) for compensatory damages and $12,240 (CDN $15,000) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any compensatory damages will be covered by the Company's insurance policy. The punitive and exemplary damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

     d)   Other Contingencies

          i) CSA has a current outstanding balance for source deductions on payroll expenses of $74,532 (CDN $86,539), an amount of $41,990 (CDN $48,754) owed to ADP as well as $323,512 (CDN $375,629) for
               GST and PST payments and $74,000 (CDN $85,921) for unpaid penalties and interest. The Company has no knowledge of any other pending fines or penalties that may be related hereto.

          ii) In July 2005 the Company made a Special Warrant Offer (the "Offer") to all Class A Series A, Series E, and Series F warrant holders. A total of $2,576,168 was raised under this Offer. Under the terms of the Offer, each holder participating in the Offer, by exercising any Series E Warrants at $0.35 per share, received new Series G Incentive Warrants (the "Series G Incentive Warrants") and new Series I Incentive Warrants (the "Series I Incentive Warrants"), each in an amount equal to one hundred percent (100%) of the number of shares of the Company's common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 Series G Incentive Warrants and 3,797,976 Series I Incentive Warrants.

               Holders who participated in the Offer by the exercise of any Class A Warrants, Series A Warrants or Series F Warrants received new Series H Incentive Warrants (the "Series H Incentive Warrants") and new Series J incentive warrants (the "Series J Incentive Warrants"), each in an amount equal to twenty-five percent (25%) and fifty percent (50%), respectively, of the number of shares of the Company's common stock issued upon exercise of the Class A Warrants, the Series A Warrants or the Series F Warrants pursuant to the Offer. A total of 3,562,359 Class A Warrants, Series A Warrants and Series F Warrants were exercised which prompted the issuance of 890,590 Series H Warrants and 1,781,180 Series J Warrants.

               As a result of the Offer, the Company, pursuant to the Warrants in effect, adjusted the respective Warrants accordingly.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

15.  Contingencies and Commitments (continued)

          iii) On August 24, 2005, following a Special Warrant Offer, ("the Offer") the Company received notice from the United States Securities and Exchange Commission ("SEC") inquiring about details regarding the Offer. The Company has replied accordingly and is waiting for a response from the SEC.

16.  Segment Disclosures

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", during the previous year. Reporting segments are based upon the Company's internal organization structure, the manner in which the Company's operations are managed, the criteria used by the Company's chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

     The Security and Monitoring Devices reporting segment is comprised of the operations of North America and Avensys. The Security and Investigative Services reporting segment is comprised of the operations of CSA and CLI.

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


     September 30, 2005:

                                                          Security and   Security and
                                                         Investigative    Monitoring
                                                           Services         Devices      Consolidated
                                                               $               $               $
Net revenues from external customers                       1,758,012       1,967,625       3,725,637
----------------------------------------------------------------------------------------------------

Cost of net revenues                                       1,320,888       1,268,843       2,589,731
Marketing and sales expense                                   92,403         531,510         623,913
Administrative expense                                       451,575       1,081,948       1,533,523
----------------------------------------------------------------------------------------------------

Direct costs                                               1,864,866       2,882,301       4,767,167
----------------------------------------------------------------------------------------------------

Direct contribution                                         (106,854)       (914,676)     (1,021,530)
Operating expenses and indirect costs of net revenues           --              --          (684,050)
----------------------------------------------------------------------------------------------------

Loss from operations                                            --              --        (1,705,580)
Debenture interest, accretion and conversion                    --              --        (1,540,287)
Interest and penalties expense                                  --              --          (235,267)
----------------------------------------------------------------------------------------------------

Net loss before non-controlling interest                        --              --        (3,481,134)
Non-controlling interest
                                                                --              --              (284)
----------------------------------------------------------------------------------------------------

Net loss before income tax benefit                              --              --        (3,481,418)

Income tax benefit                                              --              --           167,256
----------------------------------------------------------------------------------------------------

Net Loss                                                        --              --        (3,314,162)
====================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)

16.  Segment Disclosures (continued)

     September 30, 2004:

                                     Security and  Security and
                                     Investigative  Monitoring
                                       Services      Devices   Consolidated
                                           $           $            $

Net revenues from external customers     447,993     152,037     640,030
-------------------------------------------------------------------------
Cost of net revenues                     376,737      79,863     456,600
-------------------------------------------------------------------------
Direct contribution                      111,256      72,174     183,430
-------------------------------------------------------------------------
Operating expenses                          --          --       858,540
-------------------------------------------------------------------------
Other income and expenses                   --          --         5,153
-------------------------------------------------------------------------
Net Loss                                    --          --       681,520
=========================================================================

     The Company's long-lived assets are allocated as follows:

                                                    September 30,    June 30,
                                                        2005          2005
                                                    (unaudited)     (audited)
                                                         $              $
     Security and Investigative Services              192,713        202,943
     Security and Monitoring Devices                  541,745        528,132
     --------------------------------------------------------------------------
     Total long-lived assets                          734,458        731,075
     ==========================================================================

     All the Company's long-lived assets are located in Canada.

     The Company has three geographic business areas: North America, Europe & Asia. Total revenues in Canada were $2,650,700 during the three month period ended September 30, 2005. Revenue from one customer of the Company's Security and Monitoring Devices segment represented approximately $567,341 of consolidated revenues, of which the entire amount is outstanding and fully collectible as at September 30, 2005.

     Geographic Information

                                                  For the three  For the three
                                                  months ended   months ended
                                                  September 30,  September 30,
                                                     2005            2004
     Revenues                                          $              $

     North America                                 2,857,829       640,030
     Europe                                          221,113          -
     Asia                                            646,695          -
     ---------------------------------------------------------------------------
     Total                                         3,725,637       640,030
     ===========================================================================

17.  Subsequent Events

     On September 22, 2005, the Company ceased operations of CSA. As a result, CSA entered into an agreement with Securite Kolossal Inc. to sell its customer list to Securite Kolossal Inc. for CDN $100,000. Proceeds of CDN $50,000 were received and recorded prior to September 30, 2005. The remaining balance of CDN $50,000 is to be received in November 2005 and has been recorded as other receivables. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make proposal.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Caution about Forward-Looking Statements

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2005 as included in Form 10-KSB and the three month period ended September 30, 2005 as included in Form 10-QSB. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Our Business

Manaris Corporation's primary business is risk mitigation. Manaris offers corporations and institutions security management solutions and services enabling them to acquire market intelligence, lower business risks and improve customer service. The Company's security solutions and services are geared towards increasing customer revenues and profits.

Manaris, our holding company, operates the following wholly-owned subsidiaries:

      o     Avensys Inc, which provides risk management monitoring solutions.

      o Chartrand Laframboise Investigation, which provides investigative services.

      o C-Chip Technologies Corporation (North America), which specializes in high-tech security.

The acquisitions of Avensys Inc, and Chartrand Laframboise Inc. (CLI) in February 2005 have grown our asset base significantly and expanded our sources of revenue.

The major potential for revenue growth in the next 12 months for Manaris rests with C-Chip, the subsidiary conducting the Company's original core business. We have made a significant investment in reengineering the C-Chip product line as we strongly believe in the product concept. C-Chip's senior management clearly understands the need to produce results during FY2006.

The Company has several priorities for its 2006 fiscal year ("FY2006"). Manaris, the holding company, will reduce costs where possible. We will further leverage the success of both Avensys and CLI and expect C-Chip to start realizing its potential. Overall, corporate focus will be on continued growth. In addition, we will also look to streamline operations and develop efficiencies amongst complementary activities of our subsidiaries.

On September 16, 2005 Stephane Solis resigned as the Company's Chief Executive Officer and as a Director of the Company and its subsidiaries, effective September 30, 2005. In addition, on September 16, 2005, the Company appointed John G. Fraser as its President and Chief Executive Officer for a minimum period of three months.

Our Services

Chartrand Laframboise Inc. ("CLI") offers services that include investigation, surveillance, undercover agents, background verification, business intelligence, security consulting and labor management conflict to over 1,000 customers. For FY2006, CLI is seeking opportunities to broaden its service offering and expand geographically across Canada.

Avensys is a leader in fibre based sensors and enables businesses and corporations to monitor different types of environments, including Air, Soil, Water as well as buildings and infrastructures. We expect that the production of fiber optics components will continue to be the highest growth area of the company, with some investments needed to keep our lead position and improve our manufacturing processes. This fiscal year will also see the transfer of our first optical sensors from the research and development group to the manufacturing group. The market for optical sensing solutions should therefore produce tangible results, although we expect that the real growth for that sector will start in the next fiscal year.

With regards to environmental and geotechnical solutions, the volume of distributed monitoring equipment should be stable, but our involvement in customer solutions is expected to grow. It is our intention to create a team totally dedicated to integrated solutions in FY2006, with the achievement of a first large scale integrated customer solution during the year.

We also anticipate that Avensys' advanced limnimeter, launched in the summer of 2005, will prove to be a successful product.

C-Chip specializes in the high-tech sector of the security industry, with technology that allows credit grantors the ability to efficiently access, control, manage and monitor remote assets at low costs. For FY2006, C-Chip's priority is to manufacture and deliver an increasing number of C-Chip products into the North American marketplace.

Recent Financings

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash or, with 10 business day's prior notice, in common stock of our Company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. The Notes contain full ratchet anti-dilution protection.

In July 2005 the Company made a Special Warrant Offer (the "Offer") to all Class A Series A, Series E, and Series F warrant holders. A total of $2,576,168 was raised under the Private Placement. Under the terms of the Offer, each Holder participating in the Offer by exercising any Series E Warrants at $0.35 per share received new Series G Incentive Warrants (the "Series G Incentive Warrants") and new Series I Incentive Warrants (the "Series I Incentive Warrants"), each in an amount equal to one hundred percent (100%) of the number of shares of the Company's common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 of Series G Incentive Warrants and 3,797,976 of Series I Incentive Warrants.

Holders participating in the Offer by exercising any Class A Warrants, Series A Warrants or Series F Warrants received new Series H Incentive Warrants (the "Series H Incentive Warrants") and new Series J Incentive warrants (the "Series J Incentive Warrants"), each in an amount equal to twenty-five percent (25%) and fifty percent (50%), respectively, of the number of shares of the Company's common stock issued upon exercise of the Class A Warrants, the Series A Warrants or the Series F Warrants pursuant to the Offer. A total of 3,562,359 of Class A Warrants, Series A Warrants and Series F Warrants were exercised which prompted the issuance of 890,590 Series H Warrants and 1,781,180 of Series J Warrants.

As a result of the Offer, the Company, pursuant to the Warrants in effect, adjusted the respective Warrants accordingly.

Further, as a result of the Special Warrant Offering, the Company issued shares of common stock for a consideration per share less than the Conversion Price in effect, which constitutes a "Trigger Issuance" under the Senior Secured Convertible Note of February 16, 2005. Consequently, some Investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the
Note into Shares of Common Stock. A total of $815,985 of the Senior Secured Convertible Note was converted. As of September 30, 2005, having made four principle payments, the balance remaining on the Note Agreement totals $2,971,647.

Results of Operations

The results of the operations include the accounts of the Company and its wholly-owned subsidiaries.

The results for the three months period ended September 30, 2005 differs significantly from the three month period ended September 30, 2004 due to the acquisitions of our subsidiaries CLI Group and Avensys in February 2005.

Operating results for CSA were included for the three month period ended September 30, 2005 and 2004. Operating results for CLI Group, Avensys that were acquired in 2005 and C-Chip, that was created in 2005, were included for the three month period ended September 30, 2005 compared to none last year.

Our revenues for the three months ended September 30, 2005 were $3,725,637 compared to $640,030 last year. The increase was primarily due to acquisition of CLI and Avensys during the year. For the same period, our product revenue accounted for $1,987,895 compared to $152,037 last year. An increase of $1,835,858 was primarily due to the acquisition of Avensys. Our service revenues were $1,737,742 for the period ended September 30, 2005 compared to $487,993 in the prior year. An increase of $1,249,749 was due to the acquisition of CLI during the year Gross margin for the three months ended September 30, 2005 was $1,135,906 compared to $183,430 for the same period last year. Our net loss for the three months ended September 30, 2005 was $3,314,162 compared to $681,520 for the same period last year. The increase in net losses was largely due to debenture accretion expenses, amortization of deferred financing costs, amortization of intangible assets, professional fees, increased expenses of our wholly owned subsidiary CSA and losses from our wholly owned subsidiary C-Chip (North America).

Operating expenses for the three months ended September 30, 2005 were $2,841,486 compared to $859,797 for the same period last year. Selling, General and Administration expenses for the three months ended September 30 2005, which exclude stock based compensation of $424,900, were $1,930,742 compared to $449,910 in the same period last year, also excluding stock based compensation of $327,709 last year. Research and development expenses for the three months ended September 30, 2005 were $226,694 compared to $35,744 for the same period last year, the increase of $226,108 was due to Avensys. Depreciation and amortization for the three months ended September 30, 2005 were $223,328 compared to $46,434 last year. An increase of $150,300 was due to the amortization of intangible assets acquired in February 2005 through our two acquisitions compared to $0 last year. Impairment of long-lived assets for the three months ended

September 30, 2005 was $35,822 compared to $0 in the prior year. Other expenses for the three months ended September 30, 2005 were $1,775,554 compared to $5,153 last year. An amount of $139,464 was due to the amortization of deferred financing costs and $1,540,287 to the debenture accretion, both related to the Senior Convertible Note, Series `A' issued in February 2005. Included in the $1,540,287 is (1) the conversion of $815,985 of the Senior Convertible Note, Series `A' paid in shares incurred a non-cash expense of $782,037 (2) a portion of monthly capital payments of the Senior Convertible Note, Series `A' incurred a non-cash expense of $526,470 (3) a portion of monthly capital payments of $204,733 paid in cash.

Financial Condition, Liquidity and Capital Resources

We are involved in the risk mitigation business. Through our different business units, our aim is to provide services and solutions to our customers encompassing aspects of the security industry, from the collection and transmission of information, to the treatment and analysis of the data collected, all to offer the required intervention and protection whether it pertains to assets, persons or the environment. So far, our operations have been financed primarily from cash on hand, from the sale of common shares, or of convertible debentures, exercise of warrants, loans, and with respect to Avensys and CLI primarily from revenue from the sales of products and services.

As of September 30, 2005 we had a working capital of $848,707, compared to a working capital deficiency of $1,329,550 at June 30, 2005. Included in these figures, a cash balance of $1,352,322 compared to $287,147 June 30, 2005, $2,796,686 in accounts receivable compared to $2,858,275, $1,452,105 in inventory compared to $1,097,776 June 30, 2005, $2,353,730 in accounts payable compared to $1,507,959 June 30, 2005, $1,429,439 in accrued liabilities compared to $2,021,127 at June 30, 2005 and $1,476,693 in loans payable compared to $1,598,273 at June 30, 2005. The main reason for the significant change in working capital is due to the proceeds from the July Special Warrant Offer.

Net cash used for our operations was $714,505 compared to $541,344 at September 30, 2004. We mainly financed our operations through the July Special Warrant Offer for a total net cash proceeds of $2, 127,591 and from a $408,373 loan. We used $404,712 for Bank credit line payment, $226,733 for principal payment of Senior Convertible Note Series A, $80,694 for related party payments and capital addition of $35,781.

As of September 30, 2005, our Company's total assets were $20,999,257 compared to $20,115,755 at June 30, 2005. The increase in total assets was primarily attributable to cash of $1,352,322 compared to $287,147 in June 2005, inventories $1,452,105 compared to $1,097,776 June 2005 offset by a decrease in intangible assets $3,635,198 compared to $3,852,772 in June 2005.

As of September 30, 2005, the Company had 67,350,818 issued and outstanding shares compared to 54,782,802 at June 30, 2005. The increase in common shares is mainly due to the issuance of 7,360,436 common shares from the July Special Warrant Offer. The increase is also due to the issuance of 4,462,820 common shares in connection to payments and conversions pursuant to the Senior Convertible Notes Series A. Included in this amount, a total of 1,823,206 common shares were issued as principal payments in the amount of $724,999, 308,230 common shares were issued as interest payment in the amount of $143,863 and 2,331,384 common shares were issued following the conversion of $815,985.

Stock options outstanding at September 30 2005 totaled 5,070,000 compared to $3,842,500 at June 30, 2005.

In July 2005 the Company made a Special Warrant Offer (the "Offer") to all Class A Series A, Series E, and Series F warrant holders. The Company received total proceeds of $2,576,168 from the Offer. Under the terms of the Offer, each Holder participating in the Offer by exercising any Series E Warrants at $0.35 per share received new Series G Incentive Warrants (the "Series G Incentive Warrants") and new Series I Incentive Warrants (the "Series I Incentive Warrants"), each in an amount equal to one hundred percent (100%) of the number of shares of the Company's common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 of Series G Incentive Warrants and 3,797,976 of Series I Incentive Warrants.

Holders participating in the Offer by exercising any Class A Warrants, Series A Warrants or Series F Warrants received new Series H Incentive Warrants (the "Series H Incentive Warrants") and new Series J incentive warrants (the "Series J Incentive Warrants"), each in an amount equal to twenty-five percent (25%) and fifty percent (50%), respectively, of the number of shares of the Company's common stock issued upon exercise of the Class A Warrants, the Series A Warrants or the Series F Warrants pursuant to the Offer. A total of 3,562,359 of Class A Warrants, Series A Warrants and Series F Warrants were exercised which prompted the issuance of 890,590 Series H Warrants and 1,781,180 of Series J Warrants.

On September 22, 2005, the Company ceased operations of Canadian Security Agency
(2004) Inc. ("CSA") subsidiary, which provides security services to large corporate accounts, including courier and trucking companies. As a result, CSA entered into an agreement with Securite Kolossal Inc. pursuant to which CSA sold its customer list to Securite Kolossal Inc. for CDN $100,000. Of this amount, CSA received CDN $50,000 and the balance is due in November 2005. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make proposal.

During the first quarter we issued 400,000 common shares for services, and 257,000 common shares to settle outstanding payables in the amount of $105,501.

Until the Company is able to finance itself through profitable operations it will continue to rely on cash on hand, exercise of warrants, debentures, loans, equity issue or sale of assets.

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

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

ITEM 1.   LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to threat of litigation, claims and assessments. Management does not believe that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On August 13, 2004, a motion was filed by Citicorp Vendor Finance Ltd., under Quebec law, in the district of Montreal, Province of Quebec, totaling $73,506 USD ($85,348 CAD) for an unpaid contract of credit. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages is not expected to have a material adverse impact on our financial condition.

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

Autoland filed a lawsuit on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $86,125 USD ($100,000 CAD) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition

A lawsuit was filed by Richard Larocque on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $93,790 USD ($108,900 CAD) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

In February 3, 2005, Rothsman Bastien, filed a lawsuit under Quebec law, in the district of Laval, Province of Quebec, totaling $70,025 USD ($81,306 CAD) for compensatory damages and $12,240 USD ($15,000 CAD) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any compensatory damages will be covered by the Company's insurance policy. The punitive and exemplary damages will be charged to the earnings of the quarter and is not expected to have a material adverse impact on our financial condition.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

In July 2005, the Company concluded a Special Warrant Offering which raised gross proceeds of $2,576,168. In connection with the July Special Warrant Offer, our Company issued 7,360,436 common shares to Warrant Holders as well as issued new warrants in the following amounts: (i) 3,797,976 Series G Warrants, (ii) 3,797,976 Series I Warrants, (iii) 890,590 Series H Warrants and (iv)1,781,180 Series J Warrants.

During the first quarter we issued 400,000 common shares for services, and 257,000 common shares to settle outstanding payables in the amount of $105,501.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Manaris Corporation or executive officers of Manaris Corporation, and transfer was restricted by Manaris Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15th, 2005, the Company held a special meeting of shareholders. The purpose of the meeting was to amend the Company's Articles of Incorporation to reflect the name change from C-Chip Technologies Corporation to Manaris Corporation, as well as to increase the Company's authorized common stock from 100,000,000 shares of common stock to 500,000,000 shares of common stock, $0.00001 par value. The name change was passed by a vote of 32,715,560 For, 87,751 Against, and 33,600 Abstentions. The increase to change our authorized common stock from 100,000,000 to 500,000,000 was passed by a vote of 32,374,847 For, 411,544 Against, and 50,520 Abstentions. The votes were solicited by proxy and from those who were present at the meeting.

ITEM 5. OTHER INFORMATION

On September 22, 2005, the Company decided to cease operations of our Canadian Security Agency (2004) Inc. ("CSA") subsidiary, which provides security services to large corporate accounts, including courier and trucking companies. As a result, CSA entered into an agreement with Securite Kolossal Inc. pursuant to which CSA sold its customer list to Securite Kolossal for $100,000 CDN. Of this amount, CSA received CDN $50,000 and the balance is due in November 2005. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make proposal.

On November 7, 2005 we filed a Registration Statement that relates to the resale by the selling stockholders of 31,281,345 shares of our common stock, including 15,614,218 shares issuable upon the exercise of warrants.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

10.1 Placement Agency Agreement between Midtown Partners LLP and Manaris Corporation dated July 19, 2005 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8,
         2005).

10.2 Form of Series G Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.3 Form of Series H Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.4 Form of Series I Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.5 Form of Series J Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.6 Form of Series K Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.7 Form of Series IB6 Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.8 Form of Series IB7 Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

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

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2005.

                                   MANARIS CORPORATION
                                   (Registrant)


                                   BY:      /s/ John Fraser
                                            ------------------------------------
                                            John Fraser, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


                                   BY:      /s/ Andre Monette
                                            ------------------------------------
                                            Andre Monette, Chief Financial
                                            Officer, Secretary and Treasurer
                                            and (Principal Financial and
                                            Accounting Officer)