Form 10QSB
period 2005-12-31
MANARIS CORP
filed 2006-02-22
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005 OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        COMMISSION FILE NUMBER 000-33199

                               MANARIS CORPORATION
             (Exact name of registrant as specified in its charter)

NEVADA                                                    88-0467848
(State of other jurisdiction                (IRS Employer Identification Number)
of incorporation)

                      1155 BOUL. RENE-LEVESQUE, SUITE 2720
                                MONTREAL, QUEBEC
                                 CANADA H3B 2K8
                    (Address of principal executive offices)
                                 (514) 337-2447
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| NO |X|

As of February 17, 2006 there were 71,952,617 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes |_| NO |X|

Manaris
Corporation
(Formerly A Development Stage Company)
Interim  Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
December 31, 2005
                                                                           Index


Interim Consolidated Balance Sheets..........................................F-2

Interim Consolidated Statements of Operations................................F-3

Interim Consolidated Statements of Cash Flows................................F-4

Notes to Interim Consolidated Financial Statements...........................F-6

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. dollars)

                                                                          December 31,        June 30,
                                                                              2005              2005
                                                                                $                 $
                                     ASSETS

Current Assets

  Cash and cash equivalents                                                  362,001           287,147
  Accounts receivable, net of allowance for doubtful accounts of
  $177,638 and $141,093 respectively                                       1,954,082         2,171,737
  Other receivables                                                          732,313           859,108
  Inventories                                                              1,328,175         1,002,874
  Prepaid expenses                                                            77,734            81,761
  Restricted held to maturity securities                                      85,771            81,606
  Current assets of discontinued operations (Note 5)                         804,816           869,630
------------------------------------------------------------------------------------------------------

Total Current Assets                                                       5,344,892         5,353,863

Property and Equipment                                                       548,223           540,404
Intangible Assets  (Note 7)                                                3,883,165         2,958,628
Goodwill                                                                   5,291,767         6,722,834
Deferred Financing Costs                                                     211,499           436,685
Prepaid expenses                                                              14,615            13,906
Assets of discontinued operations (Note 5 )                                3,813,698         4,089,435
------------------------------------------------------------------------------------------------------

Total Assets                                                              19,107,859        20,115,755
======================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject to Compromise

Current Liabilities

  Accounts payable                                                         1,360,164         1,300,023
  Accrued liabilities                                                      1,100,187         1,722,739
  Loans payable  (Note 11)                                                 1,733,706         1,641,330
  Current portion of long-term debt                                          141,410           143,727
  Current portion of convertible debentures                                  310,983           557,284
  Due to related parties (Note 10)                                            40,000           268,435
  Current liabilities of discontinued operations  (Note 5 )                  643,510           724,144
------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                  5,329,960         6,357,682

Long-term Debt, less current portion                                         248,533           272,598
Convertible Debentures (Note 9)                                            2,147,535         2,023,456
Long term liabilities of discontinued operations  (Note 5)                    14,571           214,127
------------------------------------------------------------------------------------------------------

Total Liabilities Not Subject to Compromise                                7,740,599         8,867,863
======================================================================================================
Liabilities Subject to Compromise (Note 12)                                  660,017                --
------------------------------------------------------------------------------------------------------

Non-controlling Interest                                                      18,413            18,033
------------------------------------------------------------------------------------------------------
Contingencies (Note 15)

Stockholders' Equity

Common Stock, 500,000,000 (June 30, 2005: 100,000,000) shares authorized with a par value of $0.00001; 69,303,179 and 54,782,802
issued and outstanding, respectively                                             692               548
Additional Paid-in Capital                                                31,378,162        24,142,078
Accumulated Other Comprehensive Loss                                        (381,854)         (364,415)
Deficit                                                                  (20,308,170)      (12,548,352)
------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                10,688,830        11,229,859
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                19,107,859        20,115,755
======================================================================================================

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited
(Expressed in U.S. dollars)

                                                                     For the Three Months Ended           For the Six Months Ended
                                                                             December 31                        December 31
                                                                       2005              2004              2005              2004
                                                                         $                 $                 $                 $
Revenue

  Product                                                           2,153,289            43,305         4,141,184           195,342
  Service                                                              88,385           505,556           499,627           993,549
                                                                 ------------------------------------------------------------------

Total Revenue                                                       2,241,674           548,861         4,640,811         1,188,891
                                                                 ------------------------------------------------------------------

Cost of Revenue

  Product                                                           1,503,478            24,736         2,772,322           104,599
  Service                                                               8,796           339,481           526,783           716,218
                                                                 ------------------------------------------------------------------

Total Cost of Revenue                                               1,512,274           364,217         3,299,105           820,817
                                                                 ------------------------------------------------------------------

Gross Margin                                                          729,400           184,644         1,341,706           368,074
                                                                 ------------------------------------------------------------------

Operating Expenses

  Depreciation and amortization                                       283,457            46,604           486,022            93,038
  Selling, general and administrative                               1,516,605           387,444         3,136,591           837,354
  (Gain) or loss on disposal of long-lived assets                      (2,992)                             29,323
  Research and development                                            214,159           159,881           440,853           195,625
  Stock based compensation(1)                                          48,960           183,850           473,860           511,559
                                                                 ------------------------------------------------------------------

Total Operating Expenses                                            2,060,189           777,779         4,566,649         1,637,576
                                                                 ------------------------------------------------------------------

Loss from continuing operations                                    (1,330,789)         (593,135)       (3,224,943)       (1,269,502)

Other Expenses

  Other expense (income)                                               14,259                --            (1,893)               --
  Interest expense                                                    208,115             5,428           463,609            10,581
  Debenture accretion                                                 885,313                --         2,425,600                --
                                                                 ------------------------------------------------------------------

Net Loss from continuing operations before Income Tax
Benefit                                                            (2,438,476)         (598,563)       (6,112,259)       (1,280,083)

Income Tax Benefit - Refundable tax credits                           184,214                             405,514
                                                                 ==================================================================

Net Loss from continuing operations Before                         (2,254,192)         (598,563)       (5,706,745)       (1,280,083)
Non-controlling interest
Non-controlling interest                                                  246                                 530
                                                                 ==================================================================
Net Loss from continuing operations                                (2,253,946)                         (5,706,215)
Results of discontinued operations (Note 5)                             5,586                             143,693
                                                                 ==================================================================

Net loss                                                           (2,248,360)         (598,563)       (5,562,522)       (1,280,083)
                                                                 ==================================================================

Foreign currency translation adjustment                                (5,350)         (150,989)          (17,439)         (290,820)
                                                                 ==================================================================
Comprehensive Loss                                                 (2,253,710)         (749,553)       (5,579,961)       (1,570,904)
                                                                 ==================================================================

Net Loss per share - Basic and Diluted (Note 3)                         (0.04)            (0.01)            (0.13)            (0.03)
                                                                 ==================================================================

Weighted Average Shares Outstanding                                62,369,000        40,282,000        57,957,000        40,020,000
                                                                 ==================================================================

(1) Stock based compensation is excluded from the following:

     Selling, general and administration                               48,960           183,850           473,860           511,559

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. dollars)

                                                                     For the Six Months Ended
                                                                            December 31
                                                                       2005             2004
                                                                         $                $
Operating Activities

Net loss                                                           (5,562,522)      (1,280,083)

Adjustments to reconcile net loss to cash used in operating
activities
     Results of discontinued operations                              (143,693)              --
     Stock based compensation                                         473,860          511,559
     Expenses settled with issuance of common shares                    5,400               --
     Depreciation and amortization                                    486,022           93,038
     Interest payment on debt                                         (13,419)
     Loss on settlement of accounts payable                            31,359
     Non-controlling interest                                             380
     Accretion of debenture                                         2,425,600
     Deferred financing costs related to senior convertible
     debenture                                                        225,186
Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                       217,655          (24,153)
     (Increase) decrease in inventory                                (325,301)           2,137
     (Increase) decrease in other receivable                          126,795          (62,315)
     (Increase) decrease  in prepaid and other assets                   3,318
     (Decrease)  in due to related parties                            (20,738)
     Increase in accounts payable and accrued liabilities             174,606           27,348
----------------------------------------------------------------------------------------------

Net Cash Provided by (Used) In Operating Activities from           (1,895,492)        (732,469)
continuing operations
----------------------------------------------------------------------------------------------

Net Cash Provided by (Used) In Operating Activities from              204,054
discontinued operations
----------------------------------------------------------------------------------------------

Net Cash Provided by (Used) In Operating Activities                (1,691,438)        (732,469)
----------------------------------------------------------------------------------------------

Investing Activities
     Purchase of property and equipment                               (57,180)         (12,506)
     Goodwill & intangible                                             69,869
     Payment received on note receivable                                                71,090
----------------------------------------------------------------------------------------------

Net Cash Provided by (Used) in Investing Activities from               12,689           58,584
continuing operations
----------------------------------------------------------------------------------------------

Net Cash Provided by (Used) in Investing Activities                    12,689           58,584
----------------------------------------------------------------------------------------------

Financing Activities
     Borrowing (Repayments) on bank credit line                      (427,474)         (96,151)
     Payment of senior convertible debt                              (621,924)
     Increase (decrease) short term debt                              (47,059)
     Increase (decrease) long term-current portion                     (2,317)
     Repayment of related party advances                                  (49)        (124,889)
     Proceeds from loans                                              638,874
     Proceeds from exercise of stock options and warrants           2,127,603          147,293
----------------------------------------------------------------------------------------------

Net Cash Provided by (used) in Financing Activities                 1,667,652          (73,747)
----------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                85,952         (283,308)
----------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                            74,854       (1,030,940)
Cash - Beginning of period                                            287,147        1,561,020
----------------------------------------------------------------------------------------------

Cash - End of period                                                  362,001          530,080
==============================================================================================

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. dollars)

                                                                        For the Six Months Ended
                                                                               December 31
                                                                          2005             2004
                                                                            $                $
Non-Cash Financing and Investing Activities

   Issuance of common shares for services                                   5,400               --
   Issuance of common shares for interest payment                         143,863               --
   Issuance of common shares for repayment of senior
      convertible note, series A                                          708,180               --
   Issuance of common shares for conversion of senior
      convertible note, series A                                          985,985               --
   Issuance of stock options for debt settlement                          136,860           64,608
   Issuance of common shares to settle outstanding
      payables                                                            181,649               --

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

1.    Going Concern

      The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes the company will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The company has incurred significant losses since inception, has relied on non-operational sources of financing to fund operations and has negative working capital as of December 31, 2005. Accordingly, there exists substantial doubt with respect to the validity of the going concern assumption.

      In order to address this situation, management has developed a plan to focus on the core business of the company, resulting in part in the disposal of CLI (note 5). Additional equity or debt financing may also be required.

      While management believes the use of the going concern assumption is appropriate, there is no assurance the above actions will be successful. These financial statements do not include any adjustments or disclosures that may be necessary should the company not be able to continue as a going concern. If the use of the going concern assumption is not appropriate for these financial statements, then adjustments may be necessary to the carrying value and classification of assets and liabilities and reported results of operations and such adjustments could be material.

2.    Interim Financial Information

      The Financial information as at December 31, 2005 and for three and six month periods ended December 31, 2005 are unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three and six month period ended December 31, 2005 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting policies and methods of their application as the financial statements for the year ended June 30, 2005.

      The disclosure in these interim financial statements do not conform in all respect to the requirements of generally accepted accounting principles for annual financial statements: therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended June 30, 2005.

3.    Summary of Significant Accounting Policies

      Net Loss Per Share

      Basic net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common stock shareholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Since the Company is in a loss position for all periods presented, there is no difference between basic and diluted per share figures. In addition separate figures for loss from continuing operations have not been presented since there is no difference between net loss per share and loss from continuing operations per share.

      Net loss per share has been calculated as follows:

                                                        Three months ended                    Six months ended
                                                            December 31,                        December 31,
                                                       2005              2004              2005              2004
                                                         $                 $                 $                 $

      Net loss - as reported                        (2,248,360)         (598,563)       (5,562,522)       (1,280,083)
      Adjustment to deficit on reduction in
      exercise price of outstanding warrants                --                --        (2,197,296)               --
      --------------------------------------------------------------------------------------------------------------
      Net loss applicable to common                 (2,248,360)         (598,563)       (7,759,818)       (1,280,083)
      stockholders
      --------------------------------------------------------------------------------------------------------------

      Weighted average shares outstanding           62,369,000        40,282,000        57,957,000        40,200,000
      --------------------------------------------------------------------------------------------------------------

      Net loss per share                                 (0.04)            (0.01)            (0.13)            (0.03)
      --------------------------------------------------------------------------------------------------------------

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

      Summary of Significant Accounting Policies (continued)

      Restricted Marketable Securities

      The Company defines marketable securities as income yielding securities that can be readily converted into cash. An irrevocable letter of credit for $85,771(CDN $100,000) was issued by Manaris Corporation to guarantee the loan of the Company's subsidiary Avensys. A term deposit which matures in June 2006 and with an interest rate of 1.3% per annum is pledged as collateral for the line of credit.

      Reclassifications

      Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

4.    Recent accounting pronouncements

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

      SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

5.    Discontinued operations

      On February 8th the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group") to a third party purchaser (the "Purchaser") for a price of C$5 million comprised of $4.5 million in cash and $0.5 million in common shares of the Purchaser. A portion of the purchase price will be used to pay back debt incurred when the CLI Group was acquired. The closing date of the transaction was February 15, 2006 and the effective date was February 18, 2006. The assets, liabilities, results of operations and cash flows for the "CLI Group" have been reported separately as discontinued operations in the consolidated balance sheets, statements of operations and cash flows. The total revenues of discontinued operations represent $2,550,000 for the six months ended December 31, 2005. Comparative figures for the period 2005 have been reclassified in order to comply with this presentation. The purchase price is subject to adjustments should certain events occur or conditions be met. CLI had previously been included in the Security and Investigative Services reporting segment.

      The carrying values of the major classes of assets and liabilities are as follows:

                                                      $
            Accounts receivable                          574,861
            Other receivables                             70,631
            Prepaid expenses                              25,334
            Property and equipment                       198,411
            Inventory                                    133,990
            Goodwill                                   2,812,343
            Intangible assets                            802,944
            Accounts payable                            (142,415)
            Bank loan                                    (81,492)
            Accrued liabilities                         (394,894)
            Deferred income  taxes                        (3,663)
            Long term debt, current portion              (24,709)
            Long term debt, less current portion         (10,908)
            ----------------------------------------------------

6.    Business Combinations

      Avensys Inc.

      On February 28, 2005, the Company completed its acquisition of Avensys.The purchase price allocation was previously preliminary and subject to change. During the three months ended December 31, 2005 the Company completed the purchase price allocation which resulted in certain adjustments to goodwill and intangible assets.

      The purchase price was allocated to the following assets and liabilities:

                                                            Original                           Final
                                                           allocation      Adjustments       allocation
                                                          $                $                $
            Current assets                                  3,499,635               --        3,499,635
            Property and equipment                            523,898               --          523,898
            Customer relationships                            701,621          802,060        1,503,681
            License agreements                              2,085,357          585,781        2,671,138
            In-process research and development               386,749               --          386,749
            Other assets                                      101,511               --          101,511
            Bank indebtedness                              (1,202,483)              --       (1,202,483)
            Other current liabilities                      (2,358,108)              --       (2,358,108)
            Long-term debt - current portion                 (122,829)              --         (122,829)
            Long-term debt                                 (1,453,966)              --       (1,453,966)
            Other liabilities                                 (16,678)              --          (16,678)
            Excess purchase consideration (goodwill)        6,679,608       (1,387,841)       5,291,767
            -------------------------------------------------------------------------------------------

            Total                                           8,824,315               --        8,824,315
            ===========================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

7.    Intangible Assets

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

      Customer lists                                    3-10 years
      Licenses, patents and trademarks                  4-6 years
      Non-compete agreements                            4 years

      The following table presents details of the Company's purchased intangible assets with definite lives:

                                                                                          December 31,       June 30,
                                            Weighted                                          2005             2005
                                            Average                      Accumulated        Net Book         Net Book
                                            Life in         Cost         Amortization         Value            Value
                                             Years            $                $                $                $
      Licenses, patents and trademarks        5.6        2,783,022          458,034        2,324,988        2,002,687
      Technology                              1.7          574,285          394,790          179,495          251,275
      Customers lists                         9.5        1,530,326          151,644        1,378,682          704,666
      ---------------------------------------------------------------------------------------------------------------

      Total intangible assets                 6.0        4,887,633        1,004,468        3,883,165        2,958,628
      ===============================================================================================================

      Amortization expense of purchased intangible assets charged to operations was $245,730 and $436,660 for the three and six-month periods ended December 31, 2005, respectively, and $40,630 and $81,260 for the three and six month periods ended December 31, 2004, respectively.

      The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

      s2006                           $  378,260
      s2007                              711,395
      s2008                              594,000
      s2009                              594,000
      s2010                              594,000
      Thereafter                       1,011,510
      ------------------------------------------

                                      $3,883,165
      ==========================================

8.    Balance Sheet Details

                                              December 31,     June 30,
                                                 2005 $         2005 $
      -----------------------------------------------------------------
      Inventory
        Raw materials                            126,896        261,445
        Work in process                          152,105          8,064
        Finished goods                         1,049,174        733,365
      -----------------------------------------------------------------

                                               1,328,175      1,002,874
      =================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

9.    Variable Interest Entity

      The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the primary beneficiary, is required to consolidate that entity. During the year ended June 30, 2005, Avensys transferred its research activities to ALI for tax planning purposes. Avensys owns 49% of ALI and the two entities have entered an Agreement (the "Agreement") where ALI will perform research and development activities for Avensys. The Agreement is for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to R&D projects to ALI in return for 500,000 preferred shares redeemable for $408,030 (CDN $500,000). ALI provides R&D for Avensys only, however it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

      As a result of the above, ALI has been included in the consolidated financial statements commencing in the year ended of June 30, 2005 since Avensys is the primary beneficiary. The impact to the consolidated balance sheet as of December 31, 2005 includes the approximate additions to current assets of $376,266, net property and equipment of $85,904, and current liabilities of $67,766. The impact to the consolidated statement of operations for the three and six months period ended December 31, 2005 was an increase in research and development expenses of $226,100 and $439,963 respectively.

10.   Related Party Transactions/Balances

      The total amount due to officers and/or shareholders of the Company at December 31, 2005 is $40,000 (June 30, 2005: $268,435). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

      11. Loans Payable

      Avensys has designated its accounts receivable totalling $1,931,329 and inventories totalling $1,082,607 as guarantee for the line of credit. The line of credit obtained from a financial institution, for an authorized amount of $1,166,500 (CDN $1,360,000), bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at December 31, 2005 amounted to $642,667 which amount has been included in loans payable on the balance sheet. According to terms of the credit agreement, the company is subject to certain financial covenants which were not respected as at December 31, 2005. Consequently, the financial institution may exercise its right to demand repayment at any time.

12.   CSA

      On September 22, 2005, the Company ceased operations of CSA. As a result, CSA entered into an agreement with Securite Kolossal Inc. to sell its customer list to Securite Kolossal Inc. for CDN $100,000, subject to adjustment. At December 31, 2005, the Company has received CDN $50,000. The remaining balance of CDN $40,000 was received in January 2006 after a CDN$10,000 adjustment by Securite Kolossal. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables, all proceedings against CSA were stayed. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make a proposal. All assets related to CSA were written down to their net recoverable amount or fair value as appropriate during the three month period ended September 30, 2005, resulting in a write-off of CDN$124,000, and all liabilities continue to be carried at amounts expected to be allowed under the proceedings. Manaris Corporation on behalf of CSA has incurred CDN $25,000 in reorganisation expenses, which are professional fees payable to the Trustee, of which CDN$12,000 was paid during the three month period ended December 31, 2005. Reorganization expenses relate to the costs incurred subsequent to the filing of bankruptcy protection. The total current liabilities in the condensed balance sheet presented below represent the total liabilities subject to compromise, excluding the intercompany loan which was eliminated upon consolidation.

                                                                                December 31, 2005
                                                                                        $
      Cash and cash equivalents                                                       63,160
      Accounts receivable, net of allowance for doubtful accounts of $90,382          42,074
      Other receivables                                                               39,521
      Total Current Assets                                                           144,755
      --------------------------------------------------------------------------------------

      Accounts Payable                                                               131,513
      Accrued liabilities                                                            528,504
      Intercompany loan                                                              755,119
      Total Current Liabilities                                                    1,415,136
      --------------------------------------------------------------------------------------

      Stockholders' Equity                                                        (1,270,381)
      --------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                                     144,755
      --------------------------------------------------------------------------------------

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

13.   Common Stock

      a) During the three months ended December 31, 2005, the Company issued 873,000 common shares for total proceeds of $8.73 from the exercise of stock options.

      b) During the three months ended December 31, 2005, the Company issued 1,069,611 common shares in connection to the Series A Notes. Of that amount, 583,897 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $181,710. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $181,710 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 485,714 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $170,000. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $160,578 has been charged as additional accretion expense and credited to capital stock and additional paid in capital.

      c) In December 2005, the Company issued 9,750 common shares at an exercise price of $0.00001 for total proceeds of $0.10 following the exercise of 9,750 Series IB1 warrants.

      d) During the three months ended September 30, 2005, the Company issued 385,000 common shares for total proceeds of $3.85 from the exercise of stock options.

      e) During the three months ended September 30, 2005, the Company issued 4,462,820 common shares in connection to the Series A Notes. Of that amount, 1,823,206 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $724,999. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $724,999 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 2,331,384 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $815,985. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $782,038 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 308,230 common shares were issued for interest payments, calculated using a conversion rate of 90% of the market price of the company's stock, in the amount of $143,863. Since the company had been accruing interest on the same basis, no gain or loss was recorded.

      f) During the three months ended September 30, 2005, the Company issued 7,360,436 common shares for total proceeds of $2,576,117 from the exercise of warrants, before offering costs of $266,882, in connection to the special warrant offer (see note 14).

      g) In September 2005, the Company issued 87,750 common shares at an exercise price of $0.00001 for total proceeds of $0.88 following the exercise of 87,750 Series IB1 warrants.

      h) During the three months ended September 30, 2005, 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501. The fair value of the options issued was $136,860 resulting in a loss of $31,359, which was charged to other expense.

      i) In September the Company issued 15,000 common shares valued at $5,400 for services.

14.   Stock Options and Warrants

      a)    Stock Options

            During the three month period ended December 31, 2005:

            i) The Company granted 138,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation.

            ii) The Company granted 75,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.38 to $0.41 per share. Stock options granted to employees vested over a period of one year.

            iii) A total of 22,500 stock options were forfeited due to termination of employees.

            During the three month period ended September 30, 2005:

            i) The Company granted 777,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation.

            ii) The Company granted 600,000 stock options to its former Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted vest immediately. The fair value of these options has been included in stock base compensation.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

      Stock Options and Warrants (continued)

            iii) The Company granted 500,000 stock options to the Company's current Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.38 per share, under the plan, 250,000 stock options vest immediately and 250,000 stock options vest upon completion of his term as interim Chief Executive Officer.

            iv) A total of 7,500 stock options forfeited due to termination of employees.

            v) A total of 257,000 stock options were issued for settlement of debt of $105,501.

      Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $154,714 and $332,327 for the three and six month periods ended December 31, 2005 respectively.

      During the three and six month periods ended December 31, 2005, the Company recognized stock based compensation for non-employees in the amount of $48,960 and 473,860 respectively.

      The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                Three months ended         Six months ended
                                                   December 31,               December 31
                                                2005          2004         2005          2004
      Risk - free interest rate                 3.55%         1.77%        3.03%         1.84%
      Expected volatility                        100%        48.03%         100%       121.75%
      Expected life of stock options (in        1.06           .37          .85          1.16
         years)
      Assumed dividends                         None          None         None          None

      The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                          Three months ended                 Six months ended
                                                             December 31,                      December 31,
                                                        2005             2004             2005             2004
                                                          $                $                $                $
      Net loss                                       (2,248,360)        (598,563)      (5,562,522)      (1,280,083)
      Add: Stock-based compensation expense
      included in net loss - as reported                 48,960          183,850          473,860          511,559
      Deduct: Stock-based compensation expense
      determined under fair value method               (203,674)        (413,516)        (806,187)      (1,028,006)
      ------------------------------------------------------------------------------------------------------------

      Net loss - pro forma                           (2,403,074)        (828,229)      (5,894,849)      (1,796,530)
      ============================================================================================================

      Deduct: Adjustment to deficit on
      reduction in exercise price of
      outstanding warrants                                   --               --       (2,197,296)              --
      ============================================================================================================

      Net loss applicable to common
      stockholders - pro forma                       (2,403,074)        (828,229)      (8,092,145)      (1,796,530)
      ============================================================================================================

      Net loss per share (basic and diluted) -
      as reported                                         (0.04)           (0.01)           (0.13)           (0.03)
      ============================================================================================================

      Net loss per share (basic and diluted) -
      pro forma                                           (0.04)           (0.02)           (0.14)           (0.04)
      ============================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

      Stock Options and Warrants (continued)

      b)    Warrants

      In July 2005, the company completed a special warrant offer to certain of the company's warrant holders. Under the terms of the offer, the exercise price of 13,604,307 of Class A, Series A, Series E and Series F warrants held by holders participating in the offer was reduced to $0.35 from exercise prices ranging between $0.70 and $1.10. In connection with this offer, a total of 7,360,436 warrants were exercised for total proceeds amounting to $2,576,168. Upon exercise of the warrants under the offer, the holders collectively received 4,688,566 new warrants at an exercise price of $0.35 per share and 5,579,156 warrants at an exercise price of $0.50 per share.

      As a result of the above offer, the exercise price of 666,154 warrants held by holders who did not participate in the offer was reduced by between $0.06 and $0.08 per share to exercise prices ranging between $0.59 and $0.67 per share which is due to an anti-dilution provision.

      The reduction of the exercise price of the warrants held by holders who participated in the offer has been accounted for as an inducement. Accordingly, an amount of $1,609,000 representing the excess of the aggregate fair value of the new shares and warrants issued over the carrying value of the warrants subject to the reduction less the cash received and the fair value of the broker warrant issued has been credited to additional paid in capital and charged to deficit. The reduction of the exercise price of the warrants held by holders who did not participate in the offer has been accounted for as a modification of the outstanding warrants. Accordingly, an amount of $589,000 representing the excess of the fair value of the warrants immediately after the reduction over the fair value of those warrants immediately prior to the reduction, has been credited to additional paid in capital and charged to deficit.

      During the three month period ended December 31, 2005 the Company re-evaluated its accounting treatment of this transaction and the accounting treatment described above was adopted. This resulted in the adjustment of the results for the three month period ended September 30, 2005. The impact of this adjustment on the results for the three month period ended September 30, 2005 was as follows:

                                                 Three months ended
                                                 September 30, 2005
                                                          $

      Net loss - as reported                          (3,314,162)
      Adjustment  to deficit  on reduction  in
      exercise price  of outstanding warrants         (2,197,296)
      ----------------------------------------------------------
      Net loss  applicable to common                  (5,511,458)
      stockholders
      ----------------------------------------------------------

      Weighted average shares outstanding             53,545,000
      ----------------------------------------------------------

      Net loss per share - adjusted                        (0.10)
      ----------------------------------------------------------

      ----------------------------------------------------------
      Net loss per share - as reported                     (0.06)
      ----------------------------------------------------------

                                                    Three months ended
                                                    September 31 ,2005
                                                             $
                                    As originally
                                       reported         Adjustment       As adjusted
      Additional paid incapital       28,780,200         2,197,296        30,977,496
      ------------------------------------------------------------------------------
      Deficit                        (15,862,514)       (2,197,296)      (18,059,810)
      ------------------------------------------------------------------------------

      The above offering also triggered an anti-dilution provision with respect to the Senior Secured Convertible Notes issued on February 16, 2005, pursuant to which the conversion price on such notes was reduced from $0.65 to $0.35. Since the original accounting for the convertible notes resulted in all of the proceeds being allocated to the warrants issued in conjunction with the notes and to the beneficial conversion feature, no additional accounting adjustment was required as a result of the decrease in the conversion price.

      During the three month periods ended December 31, 2005 and September 30, 2005, 818,830 and 408,182, respectively, of class A warrants at an exercise price of $0.35 expired.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

15.   Contingencies

      Litigation and Settlement Costs

      i) A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $85,770 (CND$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". On January 11, 2006 the Company settled out of court for an amount of $47,174 ($55,000CAD) which amount has been accrued as at December 31, 2005. Both parties provided full and final release of any and all rights and claims, related directly or indirectly to the dispute.

      ii) A lawsuit was filed on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $93,404 (CDN $108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any damages will be charged to the earnings of the quarter during which the outcome becomes known. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended.

      iii) A motion was filed under Quebec law, in the district of Montreal, Province of Quebec, totalling $73,204 (CDN $85,348) for an unpaid contract of credit. The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any damages will charge to the earnings of the quarter during which the outcome becomes known. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended.

      iv) A lawsuit was filed under Quebec law, in the district of Laval, Province of Quebec, totalling $69,737 (CDN $81,306) for compensatory damages and $12,866 (CDN $15,000) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amounts of any compensatory damages are expected to be covered by the Company's insurance policy. Any punitive and exemplary damages will be charged to the earnings of the quarter during which the outcome becomes known.

      v) Chartrand Laframboise Inc. filed a lawsuit against Monique Lussier, on August 26, 2005 in the Court of Quebec, district of Montreal. CLI is claiming an amount of $34,319 (CDN$40,013) owed for services rendered by the plaintiff.

      vi) A lawsuit originally filed on December 3, 2002 with the Quebec Labour Commission alleging wrongful dismissal is currently waiting to be heard in the Quebec court of Appeal for judicial review. The former employee is claiming an indemnity of approximately $137,233 (CDN$160,000). The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any will be charged to the earnings of the quarter during which the outcome becomes known.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

16.   Segment Disclosure

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

      The Security and Monitoring Devices reporting segment is comprised of the operations of C-Chip North America and Avensys. The Security Investigative Services reporting segment is comprised of the operations of CSA.

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

      For the six months ended December 31, 2005

                                                                                   Security &      Consolidated
                                                                    Security       Monitoring
                                                                    Services        Devices
                                                                       $                $                $
      Net revenues from external customers                           499,627        4,141,184        4,640,811
      --------------------------------------------------------------------------------------------------------

      Cost of net revenues                                           540,498        2,758,607        3,299,105
      Marketing and sales expense                                                   1,042,584        1,042,584
      Administrative expense                                         255,687        1,198,682        1,454,369
      --------------------------------------------------------------------------------------------------------

      Direct costs                                                   796,185        4,999,873        5,796,058
      --------------------------------------------------------------------------------------------------------

      Direct contribution                                           (296,558)        (858,689)      (1,155,247)
      Operating expenses and indirect costs of net revenues               --               --       (2,048,389)
      --------------------------------------------------------------------------------------------------------

      Loss from operations                                                --               --       (3,203,636)
      Debenture interest, accretion and conversion                        --               --       (2,425,600)
      Other expense (income)                                              --               --         (461,716)
      --------------------------------------------------------------------------------------------------------
      Reorganisation expenses                                             --               --          (21,307)
      --------------------------------------------------------------------------------------------------------
      Net loss before non-controlling interest                            --               --       (6,112,259)
      Non-controlling interest                                            --               --              530
      --------------------------------------------------------------------------------------------------------

      Net loss before income tax benefit                                  --               --       (6,111,729)
      ========================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2005

      Segment Disclosures (continued)

      For the three months ended December 31, 2005

                                                                                   Security &      Consolidated
                                                                    Security       Monitoring
                                                                    Services         Devices
                                                                       $                $                $
      Net revenues from external customers                            88,385        2,153,289        2,241,674
      --------------------------------------------------------------------------------------------------------

      Cost of net revenues                                            22,510        1,489,764        1,512,274
      Marketing and sales expense                                                     511,074          511,074
      Administrative expense                                          24,599          629,794          654,393
      --------------------------------------------------------------------------------------------------------

      Direct costs                                                    47,109        2,630,632        2,677,741
      --------------------------------------------------------------------------------------------------------

      Direct contribution                                             41,276         (477,343)        (436,067)
      Operating expenses and indirect costs of net revenues               --               --         (910,383)
      --------------------------------------------------------------------------------------------------------

      Loss from operations                                                --               --       (1,346,450)
      Debenture interest, accretion and conversion                        --               --         (885,313)
      Other expense (income)                                              --               --         (222,374)
      --------------------------------------------------------------------------------------------------------
      Reorganisation expenses                                                                          (21,307)
      --------------------------------------------------------------------------------------------------------
      Net loss before non-controlling interest                            --               --       (2,475,444)
      Non-controlling interest                                            --               --              246
      --------------------------------------------------------------------------------------------------------

      Net loss before income tax benefit                                  --               --       (2,475,198)
      ========================================================================================================

      Revenue from one customer of the Company's Security and Monitoring Devices segment represented for the three months and six months period ended December 31, 2005 approximately $600,000 and $1,900,000 respectively, of which the outstanding amounts to $892,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2005 as included in Form 10-KSB and the three month and six month periods ended December 31, 2005 as included in Form 10-QSB. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

 OUR BUSINESS

Manaris, our holding company, operates the following wholly-owned subsidiaries:

      o Avensys Inc, which develops optical components & sensors and provides environmental monitoring solutions.

      o C-Chip Technologies Corporation (North America), which offers high-tech products and services to the security and risk mitigation marketplace.

On February 15, 2006 as part of our efforts to streamline operations, we closed a transaction to sell all of the shares of Chartrand Laframboise Investigation ("CLI") subsidiary, which is a provider of investigative services. The sale of CLI will strengthen our balance sheet and will enable us to focus on our core businesses, Avensys Inc. and C-Chip Technologies (North America).

The acquisition of Avensys Inc. in February 2005 has grown our asset base significantly and expanded our sources of revenue. In addition we made a significant investment in reengineering the C-Chip product line during 2005, which is an indication of our confidence in the value of the product concept.

The Company has several priorities for its 2006 fiscal year ("FY2006"). Manaris, the holding company, will reduce costs where possible, and we will further leverage the success of Avensys. We also expect C-Chip to start realizing its potential. Overall, corporate focus will be on continued growth, and identifying and developing efficiencies in our operations.

Avensys

We acquired Avensys in February 2005. Avensys continues to improve its financial performance and is poised to grow through consolidation in its respective markets. A leader in fiber based sensors, Avensys enables businesses and corporations to monitor different types of environments, including air, soil, water as well as buildings and infrastructures. The production of fiber optic components and sensors continues to be the highest growth area of the company, with investments needed to maintain our lead position and improve our manufacturing processes. The transfer of our first optical sensors from research and development to manufacturing was realized during the past quarter, with strain and temperature optical sensors now in production. The market for optical sensing solutions should therefore produce tangible results, although we expect the substantive demand for these products will start in our next fiscal year. In addition, the telecom sector, which still accounts for a majority of our optical components production continues to grow. This growth has allowed us to preserve margins despite price pressure and the negative effect of a weak US dollar.

With regards to environmental and geotechnical solutions, the volume of distributed monitoring equipment should be stable, but our involvement in customer solutions is expected to grow. Spring traditionally accounts for a considerable portion of Avensys Solutions' yearly revenue from environmental solutions services. We anticipate that this period will be the most successful of the year for Avensys. We have created a team that is dedicated to providing integrated environmental solutions in FY2006, and have achieved a number of these over the last few months. Our goal is to obtain at least one larger scale environmental solutions project in the next few months while continuing to exploit the opportunities presented to us as a result of more stringent environmental rules regarding gas emissions and water quality. The Kyoto protocol is generating significant opportunities to monitor emissions and we have proposed solutions to our customers to help them with the measurement of CO2 and methane. Starting in 2008, reductions in these emissions will be eligible for tradable credits.

We also anticipate that Avensys' advanced limnimeter, launched in the summer of 2005, has the potential to become a successful product. We are currently finalizing the delivery of the first 15 systems.

During the fiscal year ended June 30, 2005, Avensys transferred its research activities to ALI. Avensys owns 49% of ALI and the two entities have entered an Agreement (the "Agreement") where ALI will perform research and development activities for Avensys. The Agreement is for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to R&D projects to ALI in return for 500,000 preferred shares redeemable for $408,030 (CDN $500,000). ALI provides R&D for Avensys only, however it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

Since Avensys is the primary beneficiary, and ALI is considered a variable interest entity, ALI has been included in the consolidated financial statements commencing in the year ended of June 30, 2005. The impact to the consolidated balance sheet as of December 31, 2005 includes the approximate additions to current assets of $376,266, net property and equipment of $85,904, and current liabilities of $67,766. The primary impact to the consolidated statement of operations for the three and six months period ended December 31, 2005 was an increase in research and development expenses of $226,100 and $439,963 respectively.

C-Chip Technologies

C-Chip specializes in the high-tech sector of the security industry, with technology that allows credit grantors the ability to efficiently access, control, manage and monitor remote assets at low costs. For FY2006, C-Chip's priority is to manufacture and deliver an increasing number of C-Chip products into the North American marketplace. We have begun shipping units of our credit management product. In the three months ending January 31, 2006, we shipped 1,500 units. While this is in excess of anything previously achieved by C-Chip, it is still not at the level of our expectations. This delay is due, in part, to a required network accreditation, a milestone we finally met on December 31, 2005. Without this accreditation, we could not forge forward on our sales efforts.

Our first generation C-Chip device is based on the AMPS (analogue) standard of communication. During the past few months, we completed the engineering of a second mode of communication, allowing our product to function on GSM (digital) networks. We are now in the process of obtaining network accreditation for this new technology. Other new functionalities and a new WEB access have also been added to our service offering.

Closure of Subsidiary

On September 22, 2005, Manaris Corporation ceased operations of our Canadian Security Agency (2004) Inc. ("CSA") subsidiary. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make proposal. CSA intends to make a proposal to creditors in the near future.

RECENT FINANCINGS

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 23, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash at a 10% premium or, with 10 business day's prior notice, in common stock of our Company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. The Notes contain full ratchet anti-dilution protection.

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

Further, as a result of the Special Warrant Offering, the Company issued shares of common stock for a consideration per share less than the Conversion Price in effect, which constitutes a "Trigger Issuance" under the Senior Secured Convertible Note of February 16, 2005 and resulted in a reduction of the conversion price from $0.65 to $0.35. Consequently, some Investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the
Note into Shares of Common Stock. A total of $985,985 of the Senior Secured Convertible Note was converted. As of December 31, 2005, having made seven principle payments, the balance remaining on the Note Agreement totals $2,266,791.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31,
2005

The results of the operations include the accounts of the Company and its wholly-owned subsidiaries.

The results for the three and six month periods ended December 31, 2005 differ significantly from the three and six month periods ended December 31, 2004 due to the acquisition of our subsidiary Avensys in February 2005.

Operating results for CSA were included for the three and six month periods ended December 31, 2005 and 2004. Operating results for CLI Group were presented as discontinued operations. Operating results for Avensys, which we acquired in 2005 and C-Chip, which was formed in 2005, were included for the three and six month periods ended December 31, 2005 but were not included for the three and six month periods ended December 31, 2004.

Revenues

Our revenues for the three and six month periods ended December 31, 2005 were $2,241,674 and $4,640,811 compared to $548,861 and $1,188,891 last year. The increase was primarily due to the acquisition of Avensys during the year. For the same period, our product revenue accounted for $2,153,289 and 4,141,184 compared to $43,305 and 195,342 last year. Increase in product revenue for the three and six month periods of $2,109,984 and 3,945,842 was primarily due to the acquisition of Avensys. Our service revenues for the three and six month periods ended December 31, 2005 were $88,385 and $499,627 compared to $505,556 and $993,549 in the prior year. The decrease in service revenue of $417,171 and $493,922 was due to the results of CSA. On September 22, 2005, the Company ceased operations of CSA. Gross margin for the three and six month periods ended December 31, 2005 was $729,400 and $1,341,706 compared to $184,644 and $368,074 for the same periods last year. Our net loss for the three and six month periods ended December 31, 2005 was $2,248,360 (including income from discontinued operations of $5,586) and $5,562,522 (including income from discontinued operations of $143,693) compared to $598,563 and $1,280,083 for the same periods last year. The increase in net loss was largely due to debenture accretion expenses, amortization of deferred financing costs, amortization of intangible assets, professional fees, losses from our wholly owned subsidiary C-Chip (North America).

Expenses

Operating expenses for the three and six month periods ended December 31, 2005 were $2,075,850 and $4,545,342 compared to $777,779 and $1,637,576 for the same periods last year. Selling, General and Administration expenses for the three and six month periods ended December 31, 2005, which exclude stock based compensation of $48,960 and $473,860, were $1,495,298 and $3,115,284 compared to
$387,444 and $837,354 in the same periods last year, also excluding stock based compensation of $183,850 and $511,559 last year. Research and development expenses for the three and six month periods ended December 31, 2005 were

$214,159 and $440,853 compared to $159,881 and $195,625 for the same periods last year. The increase of $54,278 and $245,228 was due to Avensys. Depreciation and amortization for the three and six month periods ended December 31, 2005 were $320,425 and $486,022 compared to $46,604 and $93,038 last year. An increase of $273,821 and $392,984 was mainly due to the amortization of intangible assets acquired in February 2005 through our acquisition compared to $0 last year. Loss or (Gain) on disposal of long-lived assets for the three and six month periods ended December 31, 2005 were $(2,992) and $29,323 compared to $0 in the prior year. CSA's reorganization expenses of $21,307 was incurred during the three month period ended December 31, 2005. Other expenses for the three and six month periods ended December 31, 2005 were $1,107,687 and $2,887,316 compared to $5,428 and 10,581 last year. An amount of $79,588 and $219,052 was due to the amortization of deferred financing costs and $885,313 and $2,425,600 to the debenture accretion, both related to the Senior Convertible Note, Series `A' issued in February 2005. Included in the $2,425,600 is (1) the conversion of $985,985 of the Senior Convertible Note, Series 'A' paid in shares incurred a non-cash expense of $942,615 (2) a portion of monthly capital payments of the Senior Convertible Note, Series 'A' incurred a non-cash expense of $708,180 (3) a portion of monthly capital payments of $621,924 paid in cash.

On February 8, 2006, the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group. The closing date of the transaction was February 15, 2006. The results of operations for the "CLI Group" have been reported separately as discontinued operations in the statements of operations. For the three and six month periods ended December 31, 2005, results of discontinued operations represent $5,586 and $143,693.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are involved in the risk mitigation business. Through our different business units, our aim is to provide services and solutions to our customers encompassing the collection and transmission of information, and the treatment and analysis of the data collected, to offer the required intervention and protection, whether it pertains to fixed and movable assets or the environment. So far, our operations have been financed primarily from cash on hand, from the sale of common shares, or of convertible debentures, exercise of warrants, loans, and with respect to Avensys, primarily from revenue from the sales of products and services.

As of December 31, 2005 we had a working capital of $14,932 this is mainly due to liabilities of CSA that are subject to compromise for $660,017, compared to a working capital deficiency of $1,003,819 at June 30, 2005. Included in these figures, a cash balance of $362,001 compared to $287,147 at June 30, 2005, $1,954,082 in accounts receivable compared to $2,171,737, $1,328,175 in inventory compared to $1,002,874 at June 30, 2005, $1,360,164 in accounts payable compared to $1,300,023 at June 30, 2005, $1,100,187 in accrued liabilities compared to $1,722,739 at June 30, 2005 and $1,733,706 in loans payable compared to $1,641,330 at June 30, 2005, Liabilities subject to compromise $660,017 compared to $0 at June 30, 2005, Current assets and current liabilities of discontinued operations of $804,816 and $643,510 at December 31, 2005, and $869,630 and $724,144 at June 30, 2005.

Net cash used for our continuing operations was $1,895,492 compared to $ 732,469 at December 31, 2004. We mainly financed our operations through the July Special Warrant Offer for a total net cash proceeds of $2,127,603 and from a $638,874 loan. We used $427,476 for Bank credit line payment, $621,924 for principal payment of Senior Convertible Note Series A, Short term debts $47,059, Current portion of long term debt $2,317 and $49 for related party payments.

As of December 31, 2005, our Company's total assets were $19,107,859 compared to $20,115,755 at June 30, 2005. The decrease in total assets was primarily attributable to accounts receivable of $1,954,082 compared to $2,171,737 at June 2005, goodwill of $5,291,767 compared to $6,722,834 at June 2005 offset by an increase in intangible assets of $3,883,165 compared to $2,958,628 at June 2005, and inventory of $1,328,175 compared to $1,002,874.

As of December 31, 2005 the Company had 69,303,179 issued and outstanding shares compared to 67,350,818 at September 30, 2005. The increase is primarily due to the issuance of 1,069,611 common shares in connection to payments and conversions pursuant to the Senior Convertible Notes Series A. Included in this amount, a total of 583,897 common shares were issued as principal payments in the amount of $181,710 and 485,714 common shares were issued following the conversion of $170,000.

Stock options outstanding at December 31, 2005 totaled 4,387,500, compared to 5,070,000 at September 30, 2005.

In July 2005 the Company made a Special Warrant Offer (the "Offer") to all of its Class A Series A, Series E, and Series F warrant holders. The Company received total proceeds of $2,576,168 from the Offer. Under the terms of the Offer, each Holder participating in the Offer by exercising any Series E Warrants at $0.35 per share received new Series G Incentive Warrants (the "Series G Incentive Warrants") and new Series I Incentive Warrants (the "Series I Incentive Warrants"), each in an amount equal to one hundred percent (100%) of the number of shares of the Company's common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 of Series G Incentive Warrants and 3,797,976 of Series I Incentive Warrants.

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

On September 22, 2005, Manaris Corporation ceased operations of our Canadian Security Agency (2004) Inc. ("CSA") subsidiary. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. A notice has been sent to all known creditors of CSA informing them that it has filed with the court a notice to make proposal. CSA intends to make a proposal to its creditors in the near future.

During the second quarter we issued 235,000 common shares for the termination of consulting agreements, and 600,000 common shares to the former Chief Executive Officer. The Company has not been able to finance itself through profitable operations - it will continue to rely on cash on hand, exercise of warrants, debentures, loans, equity issue or sale of assets.

ITEM 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

We have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer.

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

EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to us and our subsidiaries is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

CHANGES IN DISCLOSURE CONTROLS AND INTERNAL CONTROLS

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

On August 13, 2004, a motion was filed by Citicorp Vendor Finance Ltd., against Canadian Security Agency (2004) under Quebec law, in the district of Montreal, Province of Quebec, totaling $73,506 USD ($85,348 CAD) for an unpaid contract of credit. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended

A lawsuit against Canadian Security Agency (2004) Inc. was filed by Richard Larocque on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $93,790 USD ($108,900
CAD) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended.

Autoland filed a lawsuit against C-Chip Technologies Corporation (North America) on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $86,125 USD ($100,000 CAD) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". In January 2006 Manaris settled out of court with Autoland for an amount of $55,000CAD. Both parties granted each other full and final release and discharge of any and all rights and claims related directly or indirectly to the matter.

In February 3, 2005, Rothsman Bastien, filed a lawsuit against Chartrand Laframboise Inc. under Quebec law, in the district of Laval, Province of Quebec, totaling $70,025 USD ($81,306 CAD) for compensatory damages and $12,240 USD ($15,000 CAD) in punitive and exemplary damages. The claim alleges that the Company submitted erroneous evidence that was based on racial profiling which led to the arrest of the plaintiff. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome, the amount of any compensatory damages will be covered by the Company's insurance policy. The punitive and exemplary damages will be charged to the earnings of the quarter during which the outcome will become known and is not expected to have a material adverse impact on our financial condition.

Chartrand Laframboise Inc. filed a lawsuit against Monique Lussier, on August 26, 2005 in the Court of Quebec, district of Montreal. CLI is claiming an amount of $40,012.82 owed for services rendered by the plaintiff.

A lawsuit, originally filed on December 3, 2002 by Patrice Lavoix with the Quebec Labour Commission alleging wrongful dismissal is currently being heard in the Quebec court of Appeal for judicial review. Mr. Lavoix is alleging and indemnity of $160,000 CAD. The Company intends to contest the case vigorously and, in the event of an unfavorable outcome the amount will be charged to the earnings of the quarter.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 8, 2005, Jos J. Wintermans was appointed as a Director of Manaris Corp.

On December 14, 2005, Bernard Bougie was appointed as a Director and as Chairman of the Audit Committee of Manaris Corp.

On January 9, 2006 our registration statement that was originally filed on November 7, 2005 that relates to the resale by the selling stockholders of 36,298,305 shares of our common stock, including 20,631,175 shares issuable upon the exercise of warrants was declared effective by the Securities and Exchange Commission.

In January 2006 we selected PricewaterhouseCoopers LLP - Montreal (PwC) to replace Manning Elliott Chartered Accountants - British Colombia, who resigned effective January 9, 2006. The decision to change auditors was not caused by any disagreement between Manaris and Manning Elliott on any matter of accounting principles, practices or financial disclosure.

On February 15, 2006 we closed a transaction to sell all of the shares of our wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group") to a leading player in the security industry (the "Purchaser") for a price of C$5 million comprised of cash and common shares of the Purchaser. An amount of $1,200,780 (CDN $1,400,000) comprised of cash and common shares of the Purchaser will be used to pay back debt incurred when the CLI Group was acquired.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2006.

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