Form 10QSB
period 2006-03-31
MANARIS CORP
filed 2006-05-19
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
 OR
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

As of May 17, 2006 there were 75,950,883 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes |_| NO |X|

ITEM 1 FINANCIAL STATEMENTS

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

                                                                           Index


Interim Consolidated Balance Sheet..........................................F-2

Interim Consolidated Statements of Operations...............................F-3

Interim Consolidated Statements of Cash Flows...............................F-4

Notes to Interim Consolidated Financial Statements..........................F-6

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited
(Expressed in U.S. dollars)

                                                                                March 31,      June 30,
                                                                                  2006           2005
                                                                                   $              $
                                     ASSETS
Current Assets
Cash and cash equivalents                                                        964,314        287,147
Accounts receivable, net of allowance for doubtful accounts of $98,788 and
$141,093 respective                                                            2,120,590      2,171,737
Deposit in trust (Note 5)                                                      1,323,196             --
Other receivables                                                                598,320        859,108
Inventories (Note 8)                                                           1,258,570      1,002,874
Prepaid expenses                                                                 144,736         81,761
Restricted marketable securities                                                  85,682         81,606
Current assets of discontinued operations (Note 5)                                    --        869,630
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                           6,495,408      5,353,863
Property and equipment                                                           519,419        540,404
Intangible assets (Note 7)                                                     3,694,035      2,958,628
Goodwill  (Note 3)                                                             1,014,130      6,722,834
Deferred financing costs                                                         156,257        436,685
Deferred transactions costs                                                       83,721             --
Prepaid  expenses - long term                                                      4,575         13,906
Assets of discontinued operations (Note 5)                                            --      4,089,435
-------------------------------------------------------------------------------------------------------

Total Assets                                                                  11,967,545     20,115,755
=======================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities                                       2,752,033      3,022,762
Loans payable and bank advances (Note 11)                                      1,944,376      1,641,330
Current portion of long-term debt                                                 79,078        143,727
Current portion of convertible debentures                                        183,496        557,284
Due to related parties (Note 10)                                                  40,000        268,435
Current liabilities of discontinued operations (Note 5)                               --        724,144
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                      4,998,983      6,357,682
Long-term Debt, less current portion                                             228,507        272,598
Convertible debentures                                                           695,925      2,023,456
Long term liabilities of discontinued operations (Note 5)                             --        214,127
-------------------------------------------------------------------------------------------------------
Total Liabilities Not Subject to Compromise                                    5,923,415      8,867,863
Liabilities subject to compromise (Note 12)                                      683,653             --
Non-controlling Interest                                                          23,519         18,033
-------------------------------------------------------------------------------------------------------
Contingencies (Note 15)
Stockholders' Equity
Common Stock, 500,000,000 (June 30, 2005: 100,000,000) shares authorized with a par value of $0.00001; 72,585,590 and 54,782,802 issued and
outstanding, respectively                                                            726            548
Additional Paid-in Capital                                                    32,437,881     24,142,078
Accumulated other comprehensive Loss                                            (383,873)      (364,415)
Deficit                                                                      (26,717,776)   (12,548,352)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                     5,336,958     11,229,859
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                    11,967,545     20,115,755
=======================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited
(Expressed in U.S. dollars)

                                                                For the Three Months Ended    For the Nine Months Ended
                                                                          March 31,                    March 31,
                                                                    2006           2005           2006           2005
                                                                     $              $              $              $
Revenue

Products                                                         2,912,833      1,417,154      7,054,017      1,612,496
Services                                                                --        407,882        499,627      1,401,431
-----------------------------------------------------------------------------------------------------------------------

Total Revenue                                                    2,912,833      1,825,036      7,553,644      3,013,927
-----------------------------------------------------------------------------------------------------------------------

Cost of Revenue

Products                                                         1,989,522        956,487      4,761,844      1,061,086
Services                                                                --        336,408        540,498      1,052,626
-----------------------------------------------------------------------------------------------------------------------

Total Cost of Revenue                                            1,989,522      1,292,895      5,302,342      2,113,712
-----------------------------------------------------------------------------------------------------------------------

Gross Margin                                                       923,311        532,141      2,251,302        900,215
-----------------------------------------------------------------------------------------------------------------------

Operating Expenses

Depreciation and amortization                                      216,744        107,051        702,766        200,089
Selling, general and administrative                              1,778,973        967,109      4,902,539      1,804,463
Acquired in-process research and development                            --        386,749             --        386,749
Loss on disposal of long-lived assets                               20,084             --         49,407             --
Loss on impairment of Goodwill (Note 3)                          4,277,637             --      4,277,637             --
Research and development                                           208,952        246,850        649,805        442,475
Stock based compensation (1) (Note 14)                                  --        479,338        473,170        990,897
-----------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                         6,502,390      2,187,097     11,055,324      3,824,673
-----------------------------------------------------------------------------------------------------------------------

Loss from  Continuing Operations                                (5,579,079)    (1,654,956)    (8,804,022)    (2,924,458)

Other Expenses (income)

Other income                                                       (24,297)       (27,089)       (26,190)       (27,089)
Interest expense                                                   225,042         62,156        688,651         72,736
Debenture accretion                                                674,427          8,734      3,100,027          8,734
-----------------------------------------------------------------------------------------------------------------------

Net Loss from Continuing Operations Before Income Tax           (6,454,251)    (1,698,757)   (12,566,510)    (2,978,839)
Benefit

Income Tax Benefit - Refundable tax credits                       (109,119)        (8,637)      (514,633)        (8,637)
-----------------------------------------------------------------------------------------------------------------------

Net Loss from Continuing Operations before  Non-                (6,345,132)    (1,690,120)   (12,051,877)    (2,970,202)
controlling interest
Non-controlling interest                                             5,181             85          4,651             85
=======================================================================================================================
Net Loss from Continuing Operations                             (6,350,313)    (1,690,205)   (12,056,528)    (2,970,287)
Results of Discontinued Operations (Note 5)                        (59,293)       (17,620)        84,400        (17,620)
=======================================================================================================================

Net loss                                                        (6,409,606)    (1,707,825)   (11,972,128)    (2,987,907)
=======================================================================================================================

Foreign currency translation adjustments                            (2,019)      (105,561)       (19,458)      (396,400)
=======================================================================================================================
Comprehensive Loss                                              (6,411,625)    (1,813,386)   (11,991,586)    (3,384,307)
=======================================================================================================================

Net Loss from continuing operations per share - Basic                (0.09)         (0.04)         (0.21)         (0.07)
and Diluted (Note 3)
=======================================================================================================================

Weighted Average Shares Outstanding                             71,098,000     44,843,000     67,219,000     41,627,000
=======================================================================================================================

(1) Stock based compensation is excluded from the following:

Selling, general and administration                                     --        479,338        473,170        990,897
=======================================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statement of Cash Flows
Unaudited
(Expressed in U.S. dollars)

                                                                                      For the Nine Months Ended
                                                                                               March 31,
                                                                                          2006           2005
                                                                                           $              $
Operating Activities

Net loss                                                                             (11,972,128)    (2,987,907)

Adjustments to reconcile net loss to cash used in operating activities
    Results of discontinued operations                                                   (84,400)        17,620
    Stock based compensation                                                             473,170        990,897
    Expenses settled with issuance of common shares                                        5,400             --
    Depreciation and amortization                                                        702,766        200,089
    Loss on settlement of accounts payable                                                31,359             --
    Non-controlling interest                                                               4,651             85
    In-process research and development                                                       --        386,749
    Loss on disposal of discontinued operations                                           29,713             --
    Loss on impairment of Goodwill                                                     4,277,637             --
    Debenture accretion                                                                3,100,027          8,734
    Amortization of deferred financing costs                                             280,428       (423,933)

Changes in operating assets and liabilities
    Decrease (increase) in accounts receivables                                           51,147       (866,587)
    (Increase) decrease in inventories                                                  (255,696)       166,611
    Decrease (increase) in other receivable                                              260,788        (10,845)
    (Increase) decrease in prepaid expenses and other assets                             (53,644)        38,795
    (Increase) decrease in due to related parties                                        (20,745)        29,353
    Increase in accounts payable and accrued liabilities                                 474,038         87,871
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities from Continuing Operations                      (2,695,489)    (2,362,468)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities from Discontinued Operations                   305,706          4,358
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                 (2,389,783)    (2,358,110)
---------------------------------------------------------------------------------------------------------------
Investing Activities
    Acquisition of companies, net of cash acquired                                            --     (2,689,195)
    Purchase of property and equipment                                                   (55,991)       (32,433)
    Deferred Transaction Costs                                                           (83,721)            --
    Goodwill & Intangible                                                                 69,870             --
    Deposit in Trust                                                                  (1,323,196)            --
    Proceeds from Discontinued Operations, net of cash                                 2,903,160             --
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used) in Investing Activities from Continuing Operations         1,510,122     (2,721,628)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used) Investing Activities from Discontinued Operations            165,116         (5,520)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used) in Investing Activities                                    1,675,238     (2,727,148)
---------------------------------------------------------------------------------------------------------------

Financing Activities
    (Repayment) borrowing bank credit line                                              (302,755)       320,823
    Payment of senior convertible debt                                                  (625,355)            --
    Long term debt payment                                                              (514,093)            --
    Long term debt conversion                                                            224,397             --
    Decrease short term debt                                                            (179,097)            --
    Decrease  long term debt - current portion                                           (64,649)            --
    Repayment of related party advances                                                      (49)        12,166
    Common Stock issued persuant to options exercised                                     40,012             --
    Proceeds from loans                                                                  856,863             --
    Proceeds from senior convertible debenture                                                --      4,685,876
    Proceeds from exercise of stock options and warrants                               2,127,624        197,311
---------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities from Continuing Operations                   1,562,898      5,216,176
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities from Discontinued Operations                      (238,008)        (6,318)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                              1,324,890      5,209,858
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                   66,822       (354,137)
---------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                              677,167       (229,537)
Cash - Beginning of period                                                               287,147      1,561,020
---------------------------------------------------------------------------------------------------------------
Cash - End of period                                                                     964,314      1,331,483
===============================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Interim Consolidated Statement of Cash Flows (continued)
Unaudited
(Expressed in U.S. dollars)

                                                                                      For the Nine Months Ended
                                                                                              March 31,
                                                                                         2006           2005
                                                                                          $              $
Non-Cash Financing and Investing Activities

    Issuance of common shares for Avensys business acquisition                               --      7,967,908
    Issuance of convertible debt for CLI business acquisition                                --      1,380,543
    Issuance of common shares for technology acquisition                                     --        125,000
    Issuance of common shares for services                                                5,400             --
    Settlement of outstanding legal claims by the issuance of options                    77,000             --
    Issuance of common shares for interest payment                                      253,278         18,375
    Issuance of common shares for repayment of senior convertible note, serie A       1,506,188             --
    Issuance of common shares for conversion of senior convertible note, serie A      1,073,110             --
    Issuance of common shares for repayment of secured convertible debentures           224,393             --
    Issuance of options to pay loans payable                                             47,059             --
    Issuance of common shares to settle related party and short term payables           181,649             --
    Issuance of common shares to settle outstanding payables                            136,860        119,043
==============================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
Unaudited
(Expressed in U.S. Dollars)

                                                                                    Accumulated
                                                        Additional                     Other                          Total
                                       Common Shares     Paid-In       Deferred    Comprehensive                  Stockholders'
                                      # of      Amount   Capital     Compensation      Income     Deficit            Equity
                                     Shares       $         $              $             $           $                  $
Balance, June 30, 2004             39,595,803    396    8,536,780      (25,974)        9,860    (6,317,409)         2,203,653
Common stock issued for
services                            1,002,145     10      757,653           --            --            --            757,663
Common stock issued for
purchase of business               10,400,002    104    7,633,484           --            --            --          7,633,588
Common stock issued for
purchase of intangible asset          164,474      1      124,999           --            --            --            125,000
Issuance of common shares
from exercise of stock options      2,120,501     22      204,990           --            --            --            205,012
Stock based compensation                   --     --    1,190,568           --            --            --          1,190,568
Amortization of deferred
compensation                               --     --           --       25,974            --            --             25,974
Common stock issued to settle
outstanding account payable           176,767      2      127,325           --            --            --            127,327
Discount on debenture                      --     --    2,470,674           --            --            --          2,470,674
Debenture conversion                1,106,667     11      829,989           --            --            --            830,000
Warrants issued                            --         - 2,265,616           --            --            --          2,265,616
Common stock issued
pursuant to warrants exercised        216,443      2           --           --            --            --                  2
Translation adjustment                     --     --           --           --      (374,275)           --           (374,275)
Net loss for the year                      --     --           --           --            --    (6,230,943)        (6,230,943)
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005             54,782,802    548   24,142,078           --      (364,415)  (12,548,352         11,229,859
-----------------------------------------------------------------------------------------------------------------------------
Common stock issued for
services                               15,000     --        5,400           --            --            --              5,400
Issuance of common shares
upon exercise of stock options      1,458,000     14       39,998           --            --            --             40,012
Stock based compensation                   --     --      473,170           --            --            --            473,170
Settlement of outstanding legal
claim by the issuance of options           --     --       77,000           --            --            --             77,000
Common stock issued to settle
outstanding accounts payable          257,000      3      136,857           --            --            --            136,860
Common stock issued in
payment of interest on Senior
Secured Convertible Notes "A"         704,761      7      253,271           --            --            --            253,278
Common stock issued in
repayment of Senior Secured
Convertible Notes "A"               4,186,933     42    1,506,146           --            --            --          1,506,188
Common stock issued in
repayment of Secured
convertible debentures (Note 5)       631,038      6      224,391           --            --            --            224,397
Common stock issued upon
conversion of Senior Secured
Convertible Notes "A"               3,066,027     31    1,073,079           --            --            --          1,073,110
Reduction in exercise price of
outstanding warrants                       --     --    2,197,296           --            --    (2,197,296)                --
Common stock issued
pursuant to warrants exercised      7,484,029     75    2,309,195           --            --            --          2,309,270
Translation adjustments                    --     --           --           --       (19,458)           --            (19,458)
Net loss for the period                    --     --           --           --            --   (11,972,128)       (11,972,128)
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006            72,585,590    726   32,437,881           --      (383,873)  (26,717,776)         5,336,958
-----------------------------------------------------------------------------------------------------------------------------

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

1.    Going Concern

      The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes the company will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Accordingly, there exists substantial doubt with respect to the validity of the going concern assumption.

      In order to address this situation, management has developed a plan to focus on the core business of the company, resulting in part in the disposal of CLI (note 5). Additional equity or debt financing will also be required in the short-term and management is actively attempting to secure such financing.

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

2.    Interim Financial Information

      The Financial information as at March 31, 2006 and for three and nine month periods ended March 31, 2006 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting policies and methods of their application as the financial statements for the year ended June 30, 2005.

      The disclosures in these interim financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements: therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended June 30, 2005.

3.    Summary of Significant Accounting Policies

      Goodwill

      Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount.

      Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

      The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

      The Company has completed step one of its annual goodwill impairment test and has concluded that the estimated fair value of Avensys reporting unit is below the carrying value. The estimated fair value has been impacted by an increase in the timeframe for realizing growth objectives and anticipated cash flows, among other factors. As part of step two, the company is currently in the process of obtaining information to determine the implied fair value of the goodwill related to the reporting unit to determine the amount of the goodwill impairment charge. Management has not yet finalized step two because the process has been longer than originally anticipated. Based on the preliminary estimates of step one, the company expects the impairment charge to fall between $3.6 million and $4.3 million, and has recognized a goodwill impairment loss of $4.3 million in March 2006 representing management's best estimate of the impairment loss. The fair value of that reporting unit was estimated using the expected present value of future cash flows. Any future adjustments to goodwill, resulting from the completion of step two of this goodwill impairment test, will be recognized in the period during which step two of the test is completed.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

      Summary of Significant Accounting Policies (continued)

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

Net loss per share has been calculated as follows:

                                                         Three months ended            Nine months ended
                                                              March 31,                     March 31,
                                                         2006           2005          2006            2005
                                                          $              $             $               $
Net loss - as reported                               (6,409,606)    (1,707,825)   (11,972,128)    (2,987,907)
Adjustment  to deficit  on reduction  in exercise
price  of outstanding warrants                               --             --     (2,197,296)            --
------------------------------------------------------------------------------------------------------------

Net loss  applicable to common stockholders          (6,409,606)    (1,707,825)   (14,169,424)    (2,987,907)
------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                  71,098,000     44,843,000     67,219,000     41,627,000
------------------------------------------------------------------------------------------------------------

Net loss per share                                        (0.09)         (0.04)         (0.21)         (0.07)
------------------------------------------------------------------------------------------------------------

      Restricted Marketable Securities

      The Company defines marketable securities as income yielding securities that can be readily converted into cash. An irrevocable letter of credit for $85,682(CDN $100,000) was issued by Manaris Corporation to guarantee the loan of the Company's subsidiary Avensys. A term deposit which matures in June 2006 and with an interest rate of 1.3% per annum is designated as a collateral for this amount.

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

      Customer relationships                                          3-10 years
      Technology                                                         4 years

      Deferred transaction costs

      Deferred transaction costs represent costs incurred in connection with a business combination initiated prior to March 31, 2006 and completed on April 18, 2006 (Note 17). These costs have been deferred as of March 31, 2006 and will be accounted for as part of the purchase consideration upon completion of the acquisition in the fourth quarter of 2006.

      Reclassifications

      Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006


4.    Recent accounting pronouncements


      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payments". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.


      It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.


      SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating the impact of this change.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

5.    Discontinued operations

      CLI

      On February 8th 2006, as part of efforts to streamline operations the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group") to The Garda Security Group Inc. (the "Purchaser") for a purchase price of US$4,284,123 (CDN$5,000,000) resulting in gross cash proceeds to the Company of US$3,341,616 (CDN$3,900,000) of which US$1,285,237 has been placed in trust. The deposit in trust partially represents a holdback in the amount of US$214,207 which will become payable by the purchaser no later than 10 days following acceptance by the purchaser of the unaudited financial statements of the CLI Group for the period from July 1, 2005 to February 18, 2006. The remaining amount of US$1,071,030 represents withholding tax of 25% of the sale price which is required to be withheld under Section 116 of the Canadian Income Tax Act since the Company is not a Canadian resident corporation. The withholding tax amount will be remitted to the Company once Canada Revenue Agency has delivered a certificate of compliance with respect to this transaction. In conjunction with the Agreement, the purchaser assumed the Company's obligations to two executives of the CLI Group for settlement of long-term notes payable amounting to US$942,507 issued by Manaris when the CLI Group was originally acquired in February 2005. Manaris was required to repay advances from the CLI Group totaling US$214,206 and accrued interest on the debt obligations of US$40,978 In addition, the Company settled the majority of the remaining obligations to the two CLI Group executives in the amount of US$481,444 by a payment of cash consideration totaling US$257,047 and the issuance of 631,038 shares with a fair value of US$224,397 or approximately US$0.3556 per share. These payments resulted in net cash proceeds from the disposal of US$2,644,871. The closing date of the transaction was February 15, 2006 and the effective date was February 18, 2006.


      The assets, liabilities, results of operations and cash flows for the "CLI Group" have been reported separately as discontinued operations in the consolidated balance sheets, statements of operations and cash flows. The total revenues of discontinued operations represented $674,918 and $3,224,008 for the three and nine months ended March 31, 2006 and $292,654 for both the three and nine-month periods ended March 31, 2005. Comparative figures for the period 2005 have been reclassified in order to comply with this presentation. The purchase price is subject to adjustments should certain events occur or conditions be met in future periods. CLI had previously been included in the Security and Investigative Services reporting segment.

      The loss on disposal included in the results from discontinued operations has been computed as follows:

      Proceeds:                                                      $
      Cash                                                         2,056,379
      Deposit in Trust                                             1,285,237
      -----------------------------------------------------------------------
      Total proceeds:                                              3,341,616
      -----------------------------------------------------------------------
      Direct transaction costs                                      (184,514)
      -----------------------------------------------------------------------
      Sub-total:                                                   3,157,102
      -----------------------------------------------------------------------
      Net assets of discontinued operations                       (3,186,815)
      -----------------------------------------------------------------------
      Loss on disposal of  the CLI Group                             (29,713)
      -----------------------------------------------------------------------


      Cash proceeds noted above was used as follows:
                                                                     $
      Total proceeds                                               3,341,616
      Direct transaction costs                                      (184,514)
      Settlement of advances from the CLI Group                     (214,206)
      Settlement of debt obligations for cash                       (257,047)
      Interest paid on settlement of debt obligations                (40,978)
      -----------------------------------------------------------------------
      Net cash proceeds                                            2,644,871
      -----------------------------------------------------------------------

      The cash proceeds from Discontinued Operations, net of cash balance disposed of amounted to $2,903,160. The net assets of discontinued operations in the above table are net of the obligations to the two CLI Group executives assumed by the purchaser in amount of $942,507.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

      Discontinued operations (continued)


      The carrying values of the major classes of assets and liabilities are as follows:


                                                              $

      Cash                                                 253,942
      Accounts receivable                                  667,585
      Prepaid expenses                                      42,448
      Property and equipment                               167,049
      Inventory                                             76,947
      Goodwill                                           2,812,293
      Intangible assets                                    773,944
      Accounts payable                                    (228,723)
      Accrued liabilities                                 (403,893)
      Deferred income  taxes                                (3,659)
      Long term debt, current portion                      (18,980)
      Long term debt, less current portion                  (9,631)
      -------------------------------------------------------------


Results of discontinued operations consist of:

                                                Three months ended    Nine months ended
                                                     March 31,             March 31,
                                                 2006        2005      2006       2005
                                                  $           $         $          $
(Loss) earnings from Discontinued Operations   (29,580)   (17,620)   114,113    (17,620)
(Loss) on disposal of the CLI group            (29,713)        --    (29,713)        --
---------------------------------------------------------------------------------------
Results of Discontinued Operations             (59,293)   (17,620)    84,400    (17,620)
---------------------------------------------------------------------------------------

6.    Business Combinations

      Avensys Inc.

      On February 28, 2005, the Company completed its acquisition of Avensys. The purchase price allocation was previously preliminary and subject to change. During the three months ended December 31, 2005 the Company completed the purchase price allocation which resulted in certain adjustments to goodwill and intangible assets. During the three month period ended March 31, 2006 the Company completed step 1 of its annual review of goodwill (note 3).

The purchase price was allocated to the following assets and liabilities:

                                     Original allocation      Adjustments  Final allocation
                                                   $                $                $
Current assets                                 3,499,635               --        3,499,635
Property and equipment                           523,898               --          523,898
Customer relationships                           701,621          802,060        1,503,681
License agreements                             2,085,357          585,781        2,671,138
In-process research and development              386,749               --          386,749
Other assets                                     101,511               --          101,511
Bank indebtedness                             (1,202,483)              --       (1,202,483)
Other current liabilities                     (2,358,108)              --       (2,358,108)
Long-term debt - current portion                (122,829)              --         (122,829)
Long-term debt                                (1,453,966)              --       (1,453,966)
Other liabilities                                (16,678)              --          (16,678)
Excess purchase consideration (goodwill)       6,679,608       (1,387,841)       5,291,767
------------------------------------------------------------------------------------------

Total                                          8,824,315               --        8,824,315
==========================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

7.    Intangible Assets

      The following table presents details of the Company's purchased intangible assets with definite lives:

                                                                           March 31,      June 30,
                                   Weighted                                  2006           2005
                                   Average                 Accumulated     Net Book       Net Book
                                   Life in     Cost        Amortization     Value           Value
                                    Years        $              $             $               $
      Technology                     1.7      574,285        430,680        143,605        251,275
      Customer relationships         9.5    4,313,348        762,918      3,550,430      2,707,353
      --------------------------------------------------------------------------------------------

      Total intangible assets        6.0    4,887,633      1,193,598      3,694,035      2,958,628
      ============================================================================================


      Amortization expense for purchased intangible assets charged to operations was $189,130 and $625,790 for the three and nine-month periods ended March 31, 2006, respectively and $92,350 and $173,610 for the three and nine-month periods ended March 31, 2005.


      The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

                                     $

      2006                        189,130
      2007                        711,395
      2008                        594,000
      2009                        594,000
      2010                        594,000
      Thereafter                1,011,510
      ------------------------------------

                               $3,694,035
      ------------------------------------


8.    Inventories


                                                      March 31,     June 30,
                                                        2006          2005
                                                         $             $
      ---------------------------------------------------------------------
      Inventories
        Raw materials                                 264,940       261,445
        Work in process                                     -         8,064
        Finished goods                                993,630       733,365
      ---------------------------------------------------------------------


                                                    1,258,570     1,002,874
      ---------------------------------------------------------------------

9.    Variable Interest Entity


      The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the primary beneficiary, is required to consolidate that entity. During the year ended June 30, 2005, Avensys transferred its research activities to ALI. Avensys owns 49% of ALI and the two entities have entered into an Agreement (the "Agreement") whereby ALI will perform research and development activities for Avensys. The Agreement is for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to Research & Development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $408,030 (CDN $500,000). ALI provides Research & Development for Avensys only, however it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006


      Variable Interest Entity (continued)


      As a result of the above, ALI has been included in the consolidated financial statements commencing in the year ended of June 30, 2005 since Avensys is the primary beneficiary. The impact on the consolidated balance sheet as of March 31, 2006 includes approximate additions to current assets of $467,212, net property and equipment of $85,372, intangible assets $2,013 and current liabilities of $140,229. The impact on the consolidated statement of operations for the three and nine months period ended March 31, 2006 was an increase in research and development expenses of $236,785 and $676,748 respectively.



10.   Related Party Transactions/Balances

      The total amount due to officers and/or shareholders of the Company at March 31, 2006 is $40,000 (June 30, 2005: $268,435). The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment.

11.   Loans Payable

      Avensys, a wholly owned subsidiary of the Company maintains a line of credit from a financial institution, for an authorized amount of $1,165,281 (CDN $1,360,000), bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at March 31, 2006 amounted to $767,386 which amount has been included in loans payable on the balance sheet. Avensys has designated its accounts receivable totalling $2,000,068 and inventories totalling $1,055,417 as collateral for the line of credit. According to terms of the credit agreement, the company is subject to certain financial covenants which were not respected as at March 31, 2006. Consequently, the financial institution may exercise its right to demand repayment at any time.

      The Company's wholly-owned subsidiary, C-Chip Technologies Corporation (North America) has an unsecured credit facility for an amount of $1,000,000 (principal and interest) extended by a sub-contractor that bears interest at 15% per annum. All receipts from sales of C-Chip products will be placed into a designated bank account and be used to reimburse any amount owed pursuant to the credit facility. Amounts not paid within twelve months of the execution of the credit facility will become payable in full. As at March 31, 2006 there was an outstanding amount of $1,176,990 (June 30, 2005 $320,127).

12.   CSA

      On September 22, 2005, CSA entered into an agreement with Securite Kolossal Inc. to sell its customer list to Securite Kolossal Inc. for CDN $100,000, subject to adjustment. At December 31, 2005, the Company received CDN $50,000. The remaining balance of CDN $40,000 was received in January 2006 after a CDN$10,000 adjustment by Securite Kolossal. The Company is currently in the process of winding up all remaining activities of CSA. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables; all proceedings against CSA were stayed.

      On April 4, 2006, a meeting of the creditors was concluded with the unanimous approval of the settlement proposal brought forward by CSA. The settlement proposal was ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities of CSA for $240,310 (CDN$280,446) (liabilities of CSA stand at $683,653
      (CDN$797,891), as of March 31, 2006). The settlement will be funded from estimated CSA cash on hand of $133,665 (CDN$156,000), to be accumulated no later than 15 July 2006, and an estimated payment of $106,628 (CDN$124,446) from Manaris. Any shortfalls in CSA cash on hand, will be funded by Manaris.

      All assets related to CSA were written down to their net recoverable amount or fair value as appropriate during the three month period ended September 30, 2005, resulting in a write-off of CDN$124,000, and all liabilities continue to be carried at amounts expected to be allowed under the proceedings. Manaris Corporation on behalf of CSA has incurred CDN $25,000 in reorganization expenses, which are professional fees payable to the Trustee, of which CDN$12,000 was paid during the three month period ended December 31, 2005, and CDN$13,000 was paid during the three month period ended March 31, 2006. Reorganization expenses relate to the costs incurred subsequent to the filing of bankruptcy protection. The total current liabilities in the condensed balance sheet presented below represent the total liabilities subject to compromise, excluding the intercompany loan which was eliminated upon consolidation.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

      CSA (continued)

                                                                                    March 31, 2006
                                                                                            $
          Cash and cash equivalents                                                      101,205

          Accounts receivable, net of allowance for doubtful accounts of $98,788          27,867

          Other receivables                                                                2,097

          Total Current Assets                                                           131,169
          ---------------------------------------------------------------------------------------

          Accounts Payable                                                               156,825

          Accrued liabilities                                                            526,828

          Intercompany loan                                                              754,343

          Total Current Liabilities                                                    1,437,996
          ---------------------------------------------------------------------------------------

          Stockholders' Equity                                                        (1,306,827)
          ---------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                                     131,169
          ---------------------------------------------------------------------------------------


13.   Common Stock

      a) During the three months ended March 31, 2006, the Company issued 200,000 common shares for total proceeds of $40,000 from the exercise of stock options.

      b) During the three months ended March 31, 2006, the Company issued 2,425,290 common shares in connection with the Series A Notes. Of that amount, 1,779,830 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $599,478. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $599,478 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 248,929 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $87,125. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $81,851 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 396,531 common shares were issued for interest payments, calculated using a conversion rate of 90% of the market price of the company's stock, in the amount of $109,415. Since the company had been accruing interest on the same basis, no gain or loss was recorded.



      c) 631,038 common shares at a rate of $0.3556 were issued following the payment of the secured convertible debentures with a principal amount of $224,397 (Note 5).


      d) In March 2006, the Company issued 26,083 common shares at an exercise price of $0.001 for total proceeds of $26.08 following the exercise of 26,126 Series IB7 warrants.

      e) During the three months ended December 31, 2005, the Company issued 873,000 common shares for total proceeds of $8.73 from the exercise of stock options.

      f) During the three months ended December 31, 2005, the Company issued 1,069,611 common shares in connection to the Series A Notes. Of that amount, 583,897 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $181,710. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $181,710 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 485,714 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $170,000. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $160,578 has been charged as additional accretion expense and credited to capital stock and additional paid in capital.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

      Common stock (continued)

      g) In December 2005, the Company issued 9,750 common shares at an exercise price of $0.00001 for total proceeds of $0.10 following the exercise of 9,750 Series IB1 warrants.

      h) During the three months ended September 30, 2005, the Company issued 385,000 common shares for total proceeds of $3.85 from the exercise of stock options.

      i) During the three months ended September 30, 2005, the Company issued 4,462,820 common shares in connection to the Series A Notes. Of that amount, 1,823,206 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $724,999. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $724,999 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 2,331,384 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $815,985. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $160,578 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 308,230 common shares were issued for interest payments, calculated using a conversion rate of 90% of the market price of the company's stock, in the amount of $143,863. Since the company had been accruing interest on the same basis, no gain or loss was recorded.

      j) During the three months ended September 30, 2005, the Company issued 7,360,436 common shares for total proceeds of $2,576,117 from the exercise of warrants, before offering costs of $266,873, in connection to the special warrant offer (see note 14).

      k) In September 2005, the Company issued 87,760 common shares at an exercise price of $0.00001 for total proceeds of $0.88 following the exercise of 87,760 Series IB1 warrants.

      l) During the three months ended September 30, 2005, 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501. The fair value of the options issued was $136,860 resulting in a loss of $31,359, which was charged to other expense.

      m) In September the Company issued 15,000 common shares valued at $5,400 for services.

14.   Stock Options and Warrants

      a)    Stock Options


            During the three month period ended March 31, 2006:

            i) The Company granted 38,000 stock options to employees and 75,000 stock options to a director pursuant to a non-qualified stock option plan at an exercise price of $0.34 and $0.35 per share respectively. These stock options vest over a period of one year.

            During the three month period ended December 31, 2005:

            ii) The Company granted 138,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation.

            iii) The Company granted 75,000 stock options to employees pursuant to a non-qualified stock option plan at exercise prices ranging from $0.38 to $0.41 per share. Stock options granted to employees vested over a period of one year.

            During the three month period ended September 30, 2005:

            iv) The Company granted 777,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation. As part of the 777,000 stock options granted to consultants 257,000 stock options were issued for settlement of debt of $105,501.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006

Stock Options and Warrants (continued)


      v) The Company granted 600,000 stock options to its former Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted vest immediately. The fair value of these options has been included in stock based compensation.

      vi) The Company granted 500,000 stock options to the Company's current Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.38 per share, under the plan, 250,000 stock options vest immediately and 250,000 stock options vest upon completion of his term as interim Chief Executive Officer.

Changes in the number of outstanding options as at March 31, 2006 are as follows:

                                                    March 31, 2006
                                             ---------------------------------
                                                                   Weighted
                                              Number of       Average Exercise
                                               Options             Price ($)

                                             ---------------------------------
       Balance at beginning of the year       3,842,500              0.65
       Granted                                2,203,000              0.12
       Exercised                             (1,715,000)            (0.02)
       Forfeited                               (118,750)            (0.78)
       -----------------------------------------------------------------------

       Balance at end of the period           4,211,750              0.62
       -----------------------------------------------------------------------

      Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $40,513 and $372,840 for the three and nine month periods ended March 31, 2006 respectively.

      During the three and nine month periods ended March 31, 2006, the Company recognized stock based compensation for non-employees in the amount of $0 and 473,170 respectively.

      The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     Three months ended           Nine months ended
                                                          March 31,                    March 31
                                                     2006          2005          2006            2005
     Risk - free interest rate                       3.86%         3.42%         3.07%           3.59%
     Expected volatility                           108.00%       121.75%       100.41%         143.73%
     Expected life of stock options (in years)        3.00          2.77          0.35            3.39
     Assumed dividends                                None          None          None            None

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
     March 31, 2006


Stock Options and Warrants (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                                                Three months ended            Nine months ended
                                                                                      March 31,                    March 31,
                                                                                 2006          2005          2006            2005
                                                                                  $             $             $               $
Net loss                                                                     (6,409,606)   (1,707,825)   (11,972,128)    (2,987,907)
Add: Stock-based compensation expense included in net loss - as reported             --       479,338        473,170        990,897
Deduct: Stock-based compensation expense determined under fair value method     (39,823)     (897,934)      (846,010)    (1,925,940)
------------------------------------------------------------------------------------------------------------------------------------

Net loss - pro forma                                                         (6,449,429)   (2,126,421)   (12,344,968)    (3,922,950)
------------------------------------------------------------------------------------------------------------------------------------

Deduct: Adjustment to deficit on reduction in exercise price of outstanding
warrants                                                                             --            --     (2,197,296)            --
------------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stockholders - pro forma                       (6,449,429)   (2,126,421)   (14,542,264)    (3,922,950)
------------------------------------------------------------------------------------------------------------------------------------

Net loss per share (basic and diluted) - as reported                              (0.09)        (0.04)         (0.21)         (0.07)
------------------------------------------------------------------------------------------------------------------------------------

Net loss per share (basic and diluted) - pro forma                                (0.09)        (0.05)         (0.22)         (0.09)
------------------------------------------------------------------------------------------------------------------------------------

b) Warrants

Warrants outstanding as at March 31, 2006

                            Warrant exercise
                Outstanding      prices
--------------------------------------------
Series A          1,869,231       0.35
Series E          1,596,155       0.35
Series G          3,797,976       0.35
Series H            890,593       0.35
Series I          3,797,976       0.50
Series J          1,781,184       0.50
IB-01                22,692    0.00001
IB-02               215,385       0.59
IB-03               323,077       0.67
IB-06               605,676       0.35
IB-07                26,168      0.001
--------------------------------------------
Total             14,926,113      0.42
--------------------------------------------

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
     March 31, 2006


Stock Options and Warrants (continued)

Changes in the warrants outstanding as at March 31, 2006 are as follows:


Range of exercise prices               0.00001     0.001           0.35           0.50        0.59        0.63         0.67
                                       -------------------------------------------------------------------------------------
Balance at beginning of the year       120,192        --             --             --     215,385     107,693      343,077
Reduction in exercise price                 --        --     13,604,307             --          --          --           --
Granted                                     --    52,251      5,294,245      5,579,160          --          --           --
Exercised                              (97,500)  (26,083)    (7,360,335)            --          --          --           --
Expired                                     --        --     (2,778,586)            --          --    (107,693)     (20,000)
----------------------------------------------------------------------------------------------------------------------------
Balance as at March 31, 2006            22,692    26,168      8,759,631      5,579,160     215,385          --      323,077
============================================================================================================================
Weigthed Average remaining
contractual life (years)                   3.9       4.3            3.2            3.9         3.9          --          3.9
----------------------------------------------------------------------------------------------------------------------------




Range of exercise prices                 0.70-1.10     Total
                                       ------------------------
Balance at beginning of the year        13,604,307   14,390,654
Reduction in exercise price            (13,604,307)          --
Granted                                         --   10,925,656
Exercised                                       --   (7,483,918)
Expired                                         --   (2,906,279)
----------------------------------------------------------------

Balance as at March 31, 2006                    --   14,926,113
================================================================
Weigthed Average remaining
contractual life (years)                        --          3.5
----------------------------------------------------------------

In July 2005, the company completed a special warrant offer to certain of the company's warrant holders. Under the terms of the offer, the exercise price of 13,604,307 warrants held by holders participating in the offer was reduced to $0.35. In connection with this offer, a total of 7,360,335 warrants were exercised for total proceeds amounting to $2,576,118. Upon exercise of the warrants under the offer, the holders collectively received 4,688,566 new warrants at an exercise price of $0.35 per share and 5,579,160 warrants at an exercise price of $0.50 per share.

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

During the three month period ended December 31, 2005 the Company re-evaluated its accounting treatment of this transaction. This resulted in the adjustment of the results for the three month period ended September 30, 2005. The impact of this adjustment on the results for the three month period ended September 30, 2005 was as follows:

                                                Three months ended
                                                September 30, 2005
                                                         $

     Net loss - as reported                         (3,314,162)
     Adjustment  to deficit  on reduction  i
     exercise price  of outstanding warrantsn       (2,197,296)
     ----------------------------------------------------------
     Net loss  applicable to common                 (5,511,458)
     stockholders
     ----------------------------------------------------------

     Weighted average shares outstanding            53,545,000
     ----------------------------------------------------------

     Net loss per share - adjusted                       (0.10)
     ----------------------------------------------------------

     ----------------------------------------------------------
     Net loss per share - as reported                    (0.06)
     ----------------------------------------------------------

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
     March 31, 2006


Stock Options and Warrants (continued)

                                             Three months ended
                                             September 31 ,2005
                                                      $
                        As originally reported    Adjustment       As adjusted

    Additional paid in
    capital                     28,780,200          2,197,296       30,977,496
    ----------------------------------------------------------------------------
    Deficit                    (15,862,514)        (2,197,296)     (18,059,810)
    ----------------------------------------------------------------------------

The above offering also triggered an anti-dilution provision with respect to the Senior Secured Convertible Notes issued on February 16, 2005, pursuant to which the conversion price on such notes was reduced from $0.65 to $0.35. As a result, investors holding $985,985 of Senior Secured Convertible Notes exercised their rights to convert such notes into 2,817,098 common shares.

15.   Contingencies

            Litigation and Settlement Costs


            i) A lawsuit was filed on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $93,308 (CDN $108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006.This proposal settles all the outstanding liabilities including all litigations of CSA (Note
                  12).

            ii) A motion was filed on August 13, 2004 under Quebec law, in the district of Montreal, Province of Quebec, totalling $73,128 (CDN $85,348) for an unpaid contract of credit. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities including all litigations of CSA (Note 12).

            iii) A lawsuit originally filed on December 3, 2002 with the Quebec Labour Commission alleging wrongful dismissal is currently waiting to be heard in the Quebec court of Appeal for judicial review. The former employee is claiming an indemnity of approximately $137,092 (CDN$160,000). The Company intends to contest the case vigorously and, in the event of an unfavourable outcome, the amount of any will be charged to the earnings of the quarter during which the outcome becomes known.


            iv) A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $85,682 (CDN$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". On January 11, 2006 the Company settled out of court for an amount of $43,178 (CDN$55,000) which amount has been accrued as at December 31, 2005. Both parties provided full and final release of any and all rights and claims, related directly or indirectly to the dispute.

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006


16.   Segment Disclosure

      The Company reports segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". Reporting segments are based upon the Company's internal organization structure, the manner in which the Company's operations are managed, the criteria used by the Company's chief operating decision-maker to evaluate segment performance, the availability of separate financial information, and overall materiality considerations.

      The Security and Monitoring Devices reporting segment is comprised of the operations of C-Chip North America and Avensys. The Security Investigative Services reporting segment is comprised of the operations of CSA which ceased operations in the first quarter of 2006 (Note12).

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

      For the nine months ended March 31, 2006

                                                           Security     Security &    Consolidated
                                                           Services     Monitoring
                                                                         Devices
                                                               $             $              $
Net revenues from external customers                        499,627      7,054,017      7,553,644
-------------------------------------------------------------------------------------------------

Cost of net revenues                                        540,498      4,761,844      5,302,342
Marketing and sales expense                                      --      1,647,786      1,647,786
Administrative expense                                      279,148      1,749,073      2,028,221
-------------------------------------------------------------------------------------------------

Direct costs                                                819,646      8,158,703      8,978,349

-------------------------------------------------------------------------------------------------

Direct contribution                                        (320,019)    (1,104,686)    (1,424,705)
Operating expenses and indirect costs of net revenues            --             --      7,379,317
-------------------------------------------------------------------------------------------------

Loss from continuing operations                                  --             --     (8,804,022)
Debenture interest, accretion and conversion                     --             --      3,100,027
Other expenses                                                   --             --        662,461
-------------------------------------------------------------------------------------------------
Net loss from continuing Operations before income tax
benefits                                                         --             --    (12,566,510)
Income tax benefits                                                                      (514,633)
-------------------------------------------------------------------------------------------------
Net loss from continuing Operations before
Non-controlling interest                                         --             --    (12,051,877)
Non-controlling interest                                         --             --          4,651
-------------------------------------------------------------------------------------------------

Net loss from continuing Operations                              --             --    (12,056,528)
=================================================================================================
Results of Discontinued Operations                                                        (84,400)
Net loss                                                         --             --    (11,972,128)
=================================================================================================

Manaris Corporation
(Formerly A Development Stage Company)
Notes to Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
March 31, 2006




     Segment Disclosures (continued)

     For the three months ended March 31, 2006

                                                          Security                 Consolidated
                                                          Services    Security &
                                                          (1)         Monitoring
                                                                        Devices
                                                               $           $             $
Net revenues from external customers                            --     2,912,833     2,912,833
----------------------------------------------------------------------------------------------

Cost of net revenues                                            --     1,989,522     1,989,522
Marketing and sales expense                                     --       605,202       605,202
Administrative expense                                      23,461       550,391       573,852
----------------------------------------------------------------------------------------------

Direct costs                                                23,461     3,145,115     3,168,576
----------------------------------------------------------------------------------------------

Direct contribution                                        (23,461)     (232,282)     (255,743)
Operating expenses and indirect costs of net revenues           --            --     5,323,336
----------------------------------------------------------------------------------------------

Loss from continuing operations                                 --            --    (5,579,079)
Debenture interest, accretion and conversion                    --            --       674,427
Other expenses                                                  --            --       200,745
----------------------------------------------------------------------------------------------
Net loss from continuing Operations before income tax
benefits                                                        --            --    (6,454,251)
Income tax benefits                                             --            --      (109,119)
----------------------------------------------------------------------------------------------
Net loss from continuing Operations before
Non-controlling interest                                        --            --    (6,345,132)
Non-controlling interest                                        --            --         5,181
----------------------------------------------------------------------------------------------

Net loss from continuing Operations                             --            --    (6,350,313)
==============================================================================================
Results of Discontinued Operations                                                     (59,293)
Net loss                                                        --            --    (6,409,606)
==============================================================================================

(1) The Company is currently in the process of winding up all remaining activities of CSA. Administration expenses for the three month period ended March 31, 2006 consisted solely of reorganisation expenses (Note 12).

Revenue from one customer of the Company's Security and Monitoring Devices segment represented for the three months and nine months period ended March 31, 2006 approximately $710,000 and $2,630,000 respectively, of which the outstanding amounts to $526,000.

17. Subsequent Events

ITF

On April 18, 2006, Manaris Corp. ("Manaris") and its wholly-owned subsidiary, Avensys Inc. ("Avensys"), entered into an Asset Purchase Agreement (the "Agreement") to acquire the manufacturing assets of ITF Optical Technologies, Inc. ("ITF") which represent the acquisition of a business. The purchase price paid for the manufacturing assets was US $1,532,533 (CDN $1,750,000), comprised of US $656,800 (CDN $750,000) in cash and approximately 2,631,579 shares of Manaris common stock.

In addition, pursuant to the Agreement, ITF's research and development assets and intellectual property rights (the "R&D assets") was purchased by and combined with Avensys Laboratories, Inc., Avensys' research and development partner. Avensys currently owned 49% of the voting stock of Avensys Laboratories Inc prior to the acquisition. The purchase price paid for the R&D assets is 580,000 shares of common stock and 2,000,000 shares of Class E preferred stock of Avensys Laboratories Inc. prior to the acquisition. In the aggregate, the shares of Avensys Laboratories Inc. common and preferred stock to be issued pursuant to the Agreement represent 58% of the voting stock of Avensys Laboratories Inc. As a result of the Agreement, Avensys' ownership of the voting stock of Avensys Laboratories Inc. has decreased from 49% to 42%. Following this transaction, ITF Labs continues to be a Variable Interest Entity, of which Avensys is the primary beneficiary. Consequently the financial statements of ITF Labs will continue to be consolidated by Avensys and Manaris following the transaction.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the year ended June 30, 2005 as included in Form 10-KSB and the three month and nine month periods ended March 31, 2006 as included in Form 10-QSB. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words `believe', `expect', `estimate', `anticipate', `intend', `project' and similar expressions, or words which, by their nature, refer to future events, to make forward-looking statements.

You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances.

GENERAL OVERVIEW

Manaris, our holding company, operates the following wholly-owned subsidiaries:

o Avensys Inc., which develops optical components & sensors and provides environmental monitoring solutions. The acquisition of Avensys Inc. in February 2005 has grown our asset base significantly and expanded our sources of revenue.

o C-Chip Technologies Corporation (North America), which offers high-tech products and services to the credit management marketplace. C-Chip has been Manaris' business since its inception in 2003. During the 2005 calendar year, we made a significant investment in reengineering the C-Chip product line.

RECENT DEVELOPMENTS

DIVESTITURE OF CLI SUBSIDIARY

On February 15, 2006 as part of our efforts to streamline operations, we closed a transaction to sell all of the shares of Chartrand Laframboise Investigation ("CLI") subsidiary, which is a provider of investigative services. The sale of CLI strengthened our balance sheet and enabled us to focus on our core businesses, Avensys Inc. and C-Chip Technologies (North America).

ITF OPTICAL ASSET PURCHASE

Furthering the strategy of focusing on our core businesses, on April 18, 2006, our wholly owned subsidiary Avensys acquired the manufacturing assets of ITF Optical Technologies Inc. (ITF), a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The ITF transaction adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF specializes in providing sophisticated high-end applications for submarine, military, telecom and industrial uses. This acquisition will also provide Avensys' fiber component production division with access to ITF's 10,000 square foot clean room, thereby providing economies of scale and facilities for future growth.

The purchase price paid for the manufacturing assets pursuant to the ITF Agreement is approximately US $1,532,533 (CDN $1,750,000), comprised of US $656,800 (CDN $750,000) in cash and approximately 2,631,579 shares of Manaris common stock.

In addition, pursuant to the ITF Agreement, ITF's research and development assets and intellectual property rights (the "R&D assets") were purchased by and combined with Avensys Laboratories, Inc., Avensys' research and development partner. Prior to this transaction, Avensys owned 49% of the voting stock of Avensys Laboratories. The purchase price paid for the R&D assets is 580,000 shares of common stock and 2,000,000 shares of Class E preferred stock of Avensys Laboratories (the "Avensys Laboratories Shares"), which were issued to the preferred shareholders of ITF (the "ITF Preferred Shareholders"). In the aggregate, the Avensys Laboratories Shares issued pursuant to the ITF Agreement represent 58% of the voting stock of Avensys Laboratories. As a result of the ITF Agreement, Avensys' ownership of the voting stock of Avensys Laboratories has decreased from 49% to 42%.

In connection with the ITF Agreement, the following agreements were also effectuated:

o A License Agreement was entered into between Avensys and Avensys Laboratories, pursuant which Avensys was granted an exclusive license to use Avensys Laboratories' intellectual property and patent improvements, as defined in the License Agreement, in order to develop and sell products incorporating Avensys Laboratories' intellectual property. As consideration for the license, Avensys will be making royalty payments. Pursuant to the License Agreement, Avensys Laboratories will continue to conduct research and development for the mutual benefit of both parties.

o A Shareholder Agreement was entered into between Avensys and the ITF Preferred Shareholders. Pursuant to the Shareholder Agreement, the ITF Preferred Shareholders shall not transfer any Avensys Laboratories Shares, subject to limited exceptions. Thereafter, between April 1, 2009 and October 1, 2009 each ITF Preferred Shareholder shall have an option to (i) sell the Avensys Laboratories Shares to Avensys for its proportionate share of approximately US $1,713,650 (CDN $2,000,000), or (ii) exchange the Avensys Laboratories Shares for freely tradable shares of Manaris common stock equal its proportionate share of approximately US $1,285,237 (CDN $1,500,000) divided by US $0.3359 (CDN $0.3920) per share.

OVERVIEW OF AVENSYS SUBSIDIARY

We acquired Avensys in February 2005. Avensys continues to increase its revenues and is poised to grow through consolidation in its respective markets. A leader in fiber based sensors, Avensys enables businesses and corporations to monitor different types of environments, including air, soil, water as well as buildings and infrastructures. Avensys is comprised of two divisions: (i) Avensys Technology, which produces fiber components and associated instrumentation, and
(ii) Avensys Solutions, which provides environmental solutions and instrumentation.

When we acquired Avensys in 2005, our plan was to complete a period of approximately one year of organic growth to maximize operations and processes. Following this first successful year of operations, our goal was to become a participant in the consolidation of the respective markets of Avensys Solutions and Avensys Technology.

The market for fiber optics components continues to recover, with the majority of Avensys' components still destined for the telecommunications market. Optical sensors remain an important part of our long term growth strategy, and the fiber laser market is also gaining importance.

On April 18th, 2006 we closed the acquisition of most of the assets of ITF Optical Technologies Inc. ("ITF"). Avensys is poised to benefit from the acquisition of ITF. The ITF facilities, which include a 10,000 square feet clean room located near Avensys' manufacturing facility, are state of the art and provide ample space and equipment for growth. Avensys' Montreal operations are scheduled to be relocated to the ITF facilities by the end of spring 2006.

ITF adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF specializes in providing sophisticated high-end applications for submarine, military, telecom and industrial uses. This will benefit Avensys and will serve to elevate both the Company's technological depth and production capabilities. We anticipate that the combined operations will be profitable following the initial integration period.

Pursuant to the ITF Agreement, ITF's Research and Development unit, including all of its intellectual property assets, was merged with that of Avensys' partner, Avensys Laboratories Inc. and renamed ITF Laboratories to leverage the strength of the ITF brand in the photonics industry. Avensys and ITF Laboratories will continue to operate under exclusive licensing as was the case with Avensys Laboratories before.

OVERVIEW OF C-CHIP TECHNOLOGIES SUBSIDIARY

C-Chip specializes in the high-tech sector of the security industry, providing technology that allows credit grantors to efficiently access, control, manage and monitor remote assets at low costs. C-Chip's priority for the 2006 fiscal year is to manufacture and deliver an increasing number of C-Chip products into the North American marketplace. We have begun shipping units of our Credit Chip 100 series vehicle tracking device. As of March 31, 2006, we shipped 1,500 units of the Credit Chip 100 vehicle tracking device. On December 31, 2005, we obtained a network accreditation, which will permit us to further expand our sales efforts.

Our first generation of the Credit Chip vehicle tracking device was based on the AMPS (analogue) standard of communication. We recently completed the engineering of a second mode of communication, allowing our product to function on GSM (digital) networks. This new technology, the Credit Chip 200G series, in conjunction with new WEB application services, is enabling C-Chip to broaden its reach in the marketplace.

As part of a production ramp-up, 400 units of the Credit Chip 200G series have been produced in our manufacturing facility as of the end of March.

RECENT FINANCINGS

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A, which are convertible into shares of our common stock at a conversion price of $0.65 per share. Under the terms of the 9.0% Senior Secured Convertible Notes, Series A, principal on the Notes shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 16, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal by us shall be made at our option in cash at a 10% premium or, with 10 business day's prior notice, in common stock of our Company valued at 85% of the average closing bid price of the security in the most recent five trading days prior to a Valuation Date. The Notes contain full ratchet anti-dilution protection.

In July 2005 the Company made a Special Warrant Offer (the "Offer") to all Class A Series A, Series E, and Series F warrant holders. A total of $2,576,117 was raised under the Private Placement. Under the terms of the Offer, each Holder participating in the Offer by exercising any Series E Warrants at $0.35 per share received new Series G Incentive Warrants (the "Series G Incentive Warrants") and new Series I Incentive Warrants (the "Series I Incentive Warrants"), each in an amount equal to one hundred percent (100%) of the number of shares of the Company's common stock issued upon exercise of the Series E Warrants pursuant to the Offer. A total of 3,797,976 Series E Warrants were exercised which prompted the issuance of 3,797,976 of Series G Incentive Warrants and 3,797,976 of Series I Incentive Warrants.

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

Further, as a result of the Special Warrant Offering, the Company issued shares of common stock for a consideration per share less than the Conversion Price in effect, which constitutes a "Trigger Issuance" under the Senior Secured Convertible Note of February 16, 2005 and resulted in a reduction of the conversion price from $0.65 to $0.35. Consequently, some Investors pursuant to the Senior Secured Convertible Note exercised their right to convert part of the
Note into Shares of Common Stock. A total of $1,073,110 of the Senior Secured Convertible Note was converted. As of March 31, 2006, having made ten principle payments, the balance remaining on the Note Agreement totals $1,676,665.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2006

The results of the operations include the accounts of the Company and its wholly-owned subsidiaries.

The results for the three and nine month periods ended March 31, 2006 differ significantly from the three and nine month periods ended March 31, 2005 due to the acquisition of our subsidiary Avensys in February 2005.

Operating results for CSA were included for the three and nine month periods ended March 31, 2006 and 2005. Operating results for CLI were presented as discontinued operations. Operating results for Avensys, which we acquired in 2005 and C-Chip were included for the full three and nine month periods ended March 31, 2006 and Avensys was included beginning in the three month period ended March 31, 2005.

REVENUES

Our revenues for the three and nine month periods ended March 31, 2006 were $2,912,833 and $7,553,644, respectively, as compared to $1,825,036 and
$3,013,927, respectively, for the comparable period last year. The increase was primarily due to the acquisition of Avensys during the year. For the same period, our product revenue accounted for $2,912,833 and $7,054,017 compared to $1,417,154 and $1,612,496 last year. Increase in product revenue for the three and nine month periods of $1,495,679 and $5,441,521 was primarily due to the acquisition of Avensys.

The third quarter is typically the strongest of the year for Avensys Solutions, due to a seasonal peak in environmental solutions. This peak is caused by the end of the fiscal year for the Canadian government combined with customers needing instrumentation for the upcoming summer season, when most exterior measurements are made.

Our service revenues for the three and nine month periods ended March 31, 2006 were $0 and $499,627, respectively, as compared to $407,882 and $1,401,431, respectively, in the prior year. The decrease in service revenue of $407,882 and $901,804 is due to the Company winding up all of the remaining CSA activities.

Gross margin for the three and nine month periods ended March 31, 2006 was $923,311 and $2,251,302, respectively, as compared to $532,141 and $900,215, respectively, for the same periods last year. Gross margin as a percentage of revenue for the three month period ended March 31, 2006 was 32%, compared to 29% for the same period last year. This 3% improvement in gross margin is mainly attributable to the increased volumes of Avensys, the elimination of service revenues from the discontinued CLI operations and the winding up of the remaining CSA activities.

EXPENSES

Operating expenses for the three and nine month periods ended March 31, 2006 were $6,502,390 and $11,055,324 compared to $2,187,097 and $3,824,673 for the same periods last year. Selling, General and Administration expenses for the three and nine month periods ended March 31, 2006, which exclude stock based compensation of $0 and $473,170 respectively, were $1,778,973 and $4,902,539 compared to $967,109 and $1,804,463 in the same periods last year, also excluding stock based compensation of $479,338 and $990,897 respectively, last year. The increases in Selling, General and Administration expenses are mainly due to professional fees and the operations of Avensys. Research and development expenses for the three and nine month periods ended March 31, 2006 were $208,952 and $649,805 compared to $246,850 and $442,475 for the same periods last year. The increase of $207,330 for the nine months ending 31 March 2006 was due to the operations of Avensys. A Goodwill impairment charge of $4,277,637 was recognized in the three month period ended March 31, 2006, compared to $0 last year. This goodwill impairment resulted from the annual goodwill impairment test conducted by the Company, and is related to the acquisition of Avensys in 2005.

As part of the annual review of goodwill, the Company may be required to recognize an impairment loss on its goodwill as a result of changes in events or circumstances related to the company's businesses. During the course of the quarter ended March 31, 2006, the Company determined that the estimated fair value of its Avensys reporting unit, acquired through the acquisition of Avensys in February 2005, was below carrying value. Management has not completed all the steps to determine the extent of the goodwill impairment and further analysis is required. Management's best estimate of the goodwill impairment of $4,277,637 has been recorded during the current quarter. This impairment loss is a non-cash event and does not affect cash flows. The impairment resulted from delays in realizing the growth objectives and anticipated cash flows related to the business, and is not the result of adverse economic or market conditions, or a loss of competitive advantage. However, the Company continues to believe Avensys will provide strong growth going forward, and with the acquisition of ITF, will enhance its lead position in the optical technologies and environmental monitoring solutions markets.

Depreciation and amortization for the three and nine month periods ended March 31, 2006 were $216,744 and $702,766 compared to $107,051 and $200,089 last year.
An increase of $109,693 and $502,677 was mainly due to the amortization of intangible assets acquired in February 2005 through our acquisition.

Other expenses for the three and nine month periods ended March 31, 2006 were $875,172 and $3,762,488, respectively, compared to $43,801 and $54,381 last year. $225,042 and $688,651 for the three and nine month periods ending March 31, 2006 was due to the amortization of deferred financing costs and to debenture accretion of $674,427 and $3,100,027 for the three and nine month periods ending March 31, 2006, both related to the Senior Convertible Note, Series `A' issued in February 2005.

The net loss for the three and nine month periods ended March 31, 2006 was $6,409,606 (including loss from discontinued operations of $59,293 and a goodwill impairment charge of $4,277,637) and $11,972,128 (including income from discontinued operations of $84,400 and a goodwill impairment charge of $4,277,637) compared to $1,707,825 and $2,987,907 for the same periods last year. The increase in net loss was largely due to the goodwill impairment charge, debenture accretion expenses, amortization of deferred financing costs, amortization of intangible assets, professional fees, and losses from our wholly owned subsidiary C-Chip (North America).

SALE OF CLI SUBSIDIARY

On February 8th 2006, as part of efforts to streamline operations the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group") to The Garda Security Group Inc. (the "Purchaser") for a purchase price of US$4,284,123 (CDN$5,000,000) resulting in gross cash proceeds to the Company of US$3,341,616 (CDN$3,900,000) of which US$1,285,237 has been placed in trust. The deposit in trust partially represents a holdback in the amount of US$214,207 which will become payable by the purchaser no later than 10 days following acceptance by the purchaser of the unaudited financial statements of the CLI Group for the period from July 1, 2005 to February 18, 2006. The remaining amount of US$1,071,030 represents withholding tax of 25% of the sale price which is required to be withheld under Section 116 of the Canadian Income Tax Act since the Company is not a Canadian resident corporation. The withholding tax amount will be remitted to the Company once Canada Revenue Agency has delivered a certificate of compliance with respect to this transaction. In conjunction with the Agreement, the purchaser assumed the Company's obligations to two executives of the CLI Group for settlement of long-term notes payable amounting to US$942,507 issued by Manaris when the CLI Group was originally acquired in February 2005. Manaris was required to repay advances from the CLI Group totaling US$214,206 and accrued interest on the debt obligations of US$40,978 In addition, the Company settled the majority of the remaining obligations to the two CLI Group executives in the amount of US$481,444 by a payment of cash consideration totaling US$257,047 and the issuance of 631,038 shares with a fair value of US$224,397 or approximately US$0.3556 per share. These payments resulted in net cash proceeds from the disposal of US$2,644,871. The closing date of the transaction was February 15, 2006 and the effective date was February 18, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

To date, our operations have been financed primarily from cash on hand, from the sale of common shares, or of convertible debentures, exercise of warrants, loans, and with respect to Avensys, primarily from revenue from the sales of products and services.

As of March 31, 2006 we had working capital of $1,496,425, compared to a working capital deficiency of $1,003,819 at June 30, 2005. This difference is mainly due to liabilities of CSA that are subject to compromise of $683,653 and funds of $1,285,237 placed in trust from the sale of CLI. Included in these figures, a cash balance of $964,314 compared to $287,147 at June 30, 2005, $2,120,590 in accounts receivable compared to $2,171,737, $1,258,570 in inventory compared to $1,002,874 at June 30, 2005, $2,752,033 in accounts payable and accrued liabilities compared to $3,022,762 at June 30, 2005, $1,944,376 in loans payable compared to $1,641,330 at June 30, 2005 and Liabilities subject to compromise of $683,653 compared to $0 at June 30, 2005,

Net cash used for continuing operations was $2,695,489 compared to $2,362,468 at March 31, 2005. The Company mainly financed its operations through the July Special Warrant Offer for a total net cash proceeds of $2,127,624, proceeds from Discontinued Operations, net of cash from the sale of CLI $2,903,160 and from a $856,863 loan. The Company used $238,008 for debt settlement of Discontinued Operations from the sale of CLI, $302,755 for bank credit line payment, $625,355 for principal payment of Senior Convertible Note Series A, current portion of long term debt $64,649 and $49 for related party payments.

As of March 31, 2006, our Company's total assets were $11,967,545 compared to $20,115,755 at June 30, 2005. The decrease in total assets was primarily attributable to a goodwill impairment charge of $4,277,637 and the sale of CLI during the third quarter offset by an increase in cash of $677,167 and funds of $1,285,237 deposited in trust from the sale of CLI.

As of March 31, 2006 the Company had 72,585,590 issued and outstanding shares compared to 69,303,179 at December 31, 2005. The increase is primarily due to the issuance of 631,038 shares for the settlement of a long-term notes payable to the two CLI executives and 2,425,290 common shares in connection to payments and conversions pursuant to the Senior Convertible Notes Series A. Included in this amount, a total of 1,779,830 common shares were issued as principal payments in the amount of $599,478 and 248,929 common shares were issued following the conversion of $87,125.

Stock options outstanding at March 31, 2006 totaled 4,211,750, compared to 4,387,500 at December 31, 2005.

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

On September 22, 2005, CSA entered into an agreement with Securite Kolossal Inc. to sell its customer list to Securite Kolossal Inc. for CDN$100,000 subject to adjustment. At December 31, 2005, the Company received CDN$50,000. The remaining balance of CDN$40,000 was received in January 2006 after a CDN$10,000 adjustment by Securite Kolossal. The Company is currently in the process of winding up all remaining activities of CSA. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intends to settle its payables. On April 4, 2006, a meeting of the creditors was concluded with the unanimous approval of the settlement proposal brought forward by CSA. The settlement proposal was ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities of CSA for $240,310 (CDN$280,446) (liabilities of CSA stand at $683,653 (CDN$797,891), as of March 31, 2006). The settlement will be funded from estimated CSA cash on hand of $133,665 (CDN$156,000), to be accumulated no later than 15 July 2006, and an estimated payment of $106,628 (CDN$124,446) from Manaris. Any shortfalls in CSA cash on hand, will be funded by Manaris.

During the third quarter the Company issued 200,000 common shares for total proceeds of $40,000 from the exercise of stock options. The Company has not been able to finance itself through profitable operations - it will continue to rely on cash on hand, exercise of warrants, debentures, loans, equity issue or sale of assets. We also expect to seek additional debt and equity financing to help fund our growth objectives and operations, for the near term.

ITEM 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Securities and Exchange Commission.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our CEO and CFO, confirm that our disclosure controls and procedures are at the "reasonable assurance" level. However, management does not expect that our Disclosure Controls and Procedures or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II

ITEM 1. LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to threat of litigation, claims and assessments. Management does not believe that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on the Company's financial condition.

On August 13, 2004, a motion was filed by Citicorp Vendor Finance Ltd., against Canadian Security Agency (2004) under Quebec law, in the district of Montreal, Province of Quebec, totaling US$73,128 (CDN$85,348) for an unpaid contract of credit. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved a proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities and claims against CSA.

A lawsuit against Canadian Security Agency (2004) Inc. was filed by Richard Larocque on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of US$93,308 (CDN$108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved a proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities and claims against CSA.

Autoland filed a lawsuit against C-Chip Technologies Corporation (North America) on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of US$85,770 (CDN$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of an anti-theft product known as the "Hawk 200". In January 2006 Manaris settled out of court with Autoland for an amount of CDN$55,000. Both parties granted each other full and final release and discharge of any and all rights and claims related directly or indirectly to the matter.

A lawsuit, originally filed on December 3, 2002 by Patrice Lavoix with the Quebec Labour Commission alleging wrongful dismissal is currently being heard in the Quebec Court of Appeal for judicial review. Mr. Lavoix is alleging an indemnity of US$137,092 (CDN$160,000). The Company intends to contest the case vigorously and, in the event of an unfavorable outcome the amount will be charged to the earnings of the quarter.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

As part of the transaction entered into between Avensys and ITF Optical Technologies on April 18, 2006, the Company issued approximately 2,631,579 restricted common stock shares as part of the purchase price of US $1,532,533 (CDN$1,750,000).

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

On May 11, 2006, John H. Simons, 67 years old was appointed as a Director of Manaris Corporation. John Simons has served as President of John H. Simons Consultants Inc., a management consulting firm. He is also the Vice Chairman and a Director of Dalsa Corporation. Mr. Simons was a Partner in GTI Capital Inc., a venture capital management firm, from 1995 until 2005. He also served as Chairman for ITF Optical Technologies Inc. from 1998 to 2005, of Ad Opt Technologies Inc until 2002 and of Engenuity Technologies Inc. until 1998. Prior to June 1994, Mr. Simons was President and Chief Executive Officer of Canadian Marconi Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16.1 Consent Letter from former auditors, dated January 11, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2006).

10.1 Share Purchase and Sale Agreement between Manaris Corporation and the Garda Security Group Inc. dated February 8, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2006).

10.2 Asset Purchase Agreement between Manaris Corporation, Avensys Inc, Avensys Laboratories Inc. and ITF Optical Technologies Inc. dated April 4, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).

10.3 Shareholder Agreement between Manaris Corporation and the Shareholders of Avensys Laboratories Inc. dated April 13, 2006 (as incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on April 24, 2006).

10.4 License Agreement between Avensys Inc. and Avensys Laboratories Inc., dated April 13, 2006 (as incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on April 24, 2006).

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

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May, 2006.

MANARIS CORPORATION
(REGISTRANT)


BY: /s/ John Fraser
    John Fraser, President and
    Chief Executive Officer
    (Principal Executive Officer)


BY: /s/ Andre Monette
    Andre Monette, Chief Financial
    Officer and Treasurer
    (Principal Financial and Accounting Officer)