Form 10KSB
period 2006-06-30
MANARIS CORP
filed 2006-10-02
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from _____to _______

                        COMMISSION FILE NUMBER 000-33199

                               MANARIS CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0467845
(State of other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                             1155 Rene-Levesque West
                                   Suite 2720
                                Montreal, Quebec
                                 Canada H3B 2K8
                    (Address of principal executive offices)

                                 (514) 337-2447
              (Registrant's telephone number, including area code)

                                   Copies to:
                               Darrin Ocasio, Esq.
                       Sichenzia Ross Friedman Ference LLP
                     1065 Avenue of the Americas, 21st Floor
                              New York, N.Y. 10018

              Securities registered under Section 12(b) of the Act:

                                      None.

              Securities registered under Section 12(g) of the Act:

                        Common stock, par value $0.00001
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2006: 77,671,281

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Issuer's revenues for the year ended June 30, 2006 were $10,498,505. Aggregate market value of voting stock held by non-affiliates of 77,671,281 shares outstanding at June 30, 2006 was approximately $27,184,948. Amount was computed using the average bid and ask price as of June 30, 2006, which was $0.35. As of June 30, 2006, a total of 77,671,281 shares of common stock were outstanding.

Documents incorporated by reference. None.

                                TABLE OF CONTENTS

PART I......................................................................   2
ITEM 1.     DESCRIPTION OF BUSINESS.........................................   2
ITEM 2.     DESCRIPTION OF PROPERTIES.......................................  12
ITEM 3.     LEGAL PROCEEDINGS...............................................  25
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  26
PART II.....................................................................  27
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.......  27
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................  32
ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................  45
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE......................................  44
ITEM 8A.    CONTROLS AND PROCEDURES.........................................  44
ITEM 8B.    OTHER INFORMATION...............................................  46
PART III....................................................................  47
ITEM 9.     DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE
              WITH SECTION 16(a) OF THE EXCHANGE ACT........................  47
ITEM 10.    EXECUTIVE COMPENSATION..........................................  52
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  56
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  57
ITEM 13.    EXHIBITS........................................................  58
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES..........................  62

                                     PART I

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading "Risk Factors" below. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words "believe," "expect," "anticipate" or similar expressions to make forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

o Our ability to grow our revenue and expand acceptance of our products in our principal markets.

o The continued availability of capital to finance our activities in the event that we do not achieve profitability.

o Our ability to successfully integrate technologies or companies that we acquire.

o Our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products.

o Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties' intellectual property.

o Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.

o     The competitive environment and impact of technological change.

o     Other factors we discuss under the heading "Risk Factors."

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Manaris, the holding company, operates the following wholly-owned subsidiaries:

      o Avensys Inc. ("Avensys"), which develops optical components & sensors and provides environmental monitoring solutions. Avensys sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are primarily targeted at public sector organizations across Canada.

      o C-Chip Technologies Corporation (North America) ("C-Chip"), which offers products and services to the credit management marketplace. C-Chip is currently targeting the new and used car markets in North America, since its technology allows credit providers to locate and disable the operation of any vehicle in the event of a delinquent payment.

Corporate History

Manaris Corporation (sometimes referred to as "we," "our," "us," or the "Company"), was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited and maintains its principal executive offices at 1155 Boulevard Rene-Levesque, Suite 2720, Montreal, Quebec, Canada.

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

Recent Developments

Departure of Chief Financial Officer

On September 13, 2006, Andre Monette resigned as Chief Financial Officer of Manaris Corporation (the "Company"), effective immediately. Mr. Monette has served as Chief Financial Officer since February 2005.

On September 14 2006, the Company's Board of Directors appointed the Company's President and Chief Executive Officer, John G. Fraser, to serve as interim Chief Financial Officer to fill the vacancy created by Mr. Monette's resignation.

August 2006 Private Placement

On August 11, 2006, Manaris Corporation ("Manaris" or the "Company") entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") (collectively, the "Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $.65 per share (the "Series Y Warrants") (collectively, the "Warrants").

Gross proceeds of approximately $2.1 million were disbursed initially. The remaining $1.5 million will be disbursed upon effectiveness of the Company's registration statement. However, there is no certainty the Company's registration statement will become effective, and no assurance that the remaining amount will be received.

The Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $.42, subject to a conversion price reset of $.35. The conversion price of the Notes is subject to adjustment for certain events, including dividends, distributions or split of the Company's Common Stock, or in the event of the Company's consolidation, merger or reorganization.

Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-eighth of the aggregate principal amount of the Notes on a quarterly basis. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock.

The Company's obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement.

In connection with the Purchase Agreement, the Company also entered into registration rights agreements (the "Registration Rights Agreements") providing for the filing of a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering the Common Stock issuable upon conversion of the Notes and exercise of the Warrants. The Company is obligated to file the Registration Statement no later than 45 days from the date of closing and to use its best efforts to cause the Registration Statement to be declared effective no later than 120 days after filing and to insure that the registration statement remains in effect until all of the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have been sold. In the event of a default of its obligations under the Registration Rights Agreements, including its agreement to file the Registration Statement with the Securities and Exchange Commission no later than 45 days from the date of closing, or if the Registration Statement is not declared effective within 120 days of filing, it is required pay to the Investors, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, an amount or shares of our common stock equal to 1.5% of the amount invested, subject to a maximum of 12%.

In connection with the private placement, the Company has agreed to pay legal and due diligence expenses of the investors in an amount not to exceed $43,000. The Company has also agreed to pay an additional due diligence fee equal to the lesser of 1.25% of the net financing proceeds or $75,000. In addition, Midtown Partners LLC will receive aggregate placement agent fees of $349,771. Midtown Partners and individuals affiliated with Midtown Partners will also receive the following warrants to purchase shares of the Company's common stock in the following aggregate amounts: 711,492 warrants exercisable at $.42 per share; 17,787 Series Y warrants, and; 266,810 Series Z warrants.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors are accredited investors and/or qualified institutional buyers, the investors had access to information about the Company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

The purchase price paid for the manufacturing assets pursuant to the ITF Agreement is approximately USD $1,526,651 (CAD $1,750,000), comprised of USD $654,279 (CAD $750,000) in cash and 2,550,795 shares of Manaris common stock.

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

      o A Shareholder Agreement was entered into between Avensys and the ITF Preferred Shareholders. Pursuant to the Shareholder Agreement, the ITF Preferred Shareholders shall not transfer any Avensys Laboratories Shares, subject to limited exceptions. Thereafter, between April 1, 2009 and October 1, 2009 each ITF Preferred Shareholder shall have an option to (i) sell the Avensys Laboratories Shares to Avensys for its proportionate share of approximately USD $1,793,722 (CAD $2,000,000), or (ii) exchange the Avensys Laboratories Shares for 3,826,531 freely tradable shares of Manaris common stock equal its proportionate share of approximately USD $1,345,291 (CAD $1,500,000) divided by USD $0.35 (CAD $0.39)
            per share.

Transaction costs for both the manufacturing assets and R&D assets acquisition amounted to USD $139,493 (CAD $159,901).

The above acquisition has been accounted for as a single acquisition using the purchase method and the results of ITF have been included in the consolidated Statement of Operations since the date of acquisition, being April 18, 2006. ITF Labs is considered a variable interest entity which the Company will continue to consolidate, since Avensys is the primary beneficiary.

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

Technologies and Solutions

Our Avensys and C-Chip subsidiaries offer the following technologies and solutions: Optical Components and Modules; Environment Monitoring; Credit Management Solutions;

Optical Components & Modules

Optical components and modules, provided by the Avensys Technologies division of our Avensys subsidiary, represent the most significant source of growth within Avensys and is expected to surpass 50% of Avensys' revenue for the first time in FY2007.

The optical components that we manufacture are based on two main technologies:

      1-    Fiber Bragg Grating

      2-    Optical coupling

We are licensed by ITF Labs as well as with external organizations including the CRC (Communication Research Center of Canada) and UTC (United Technologies) in addition to our own intellectual property. ITF Labs has 22 patents and 6 patents pending.

The products that we have developed are targeted at three main markets:

      1- Telecommunications. The majority of our optical components are destined to the telecommunications market. After a few difficult years, this market has sustained healthy growth again in FY2006.

      2- Fiber Laser. Fiber laser is a relatively new market going through rapid growth. Over the next few years, we believe a significant portion of conventional lasers are destined to be replaced by fiber lasers. The main applications include industrial, aerospace and military.

      3- Optical Sensors. The optical sensing market has been in existence for over ten years but is still in the early stage of growth. The main applications include aerospace, oil and gas, industrial, medical and civil engineering.

Our distribution for optical components follows a direct distribution model. Our revenue streams are split about evenly between Europe, Asia and North America.

Environmental Monitoring

Environmental monitoring solutions are provided by the Avensys Solutions division of our Avensys subsidiary. Avensys has developed a distinctive expertise in monitoring contaminants in air and water. Avensys Solutions offers its solutions through the distribution of monitoring equipment as well as from in house products and services. It is also involved with optical sensing applications, namely for variables such as temperature, humidity, pressure, strain, etc.

Avensys is considered a key player in the environment monitoring market. In order to offer complete end to end environment monitoring solutions, Avensys intends to leverage its existing customer base which includes over 1,000 established accounts.

The reputation of Avensys has been built on years of experience in solving environmental monitoring problems, from micro scale in-building sensing systems to the real-time monitoring of temperature, humidity, pressure or chemical levels and macro-scale wireless landslide and flood warning systems in different countries. Through integrated solutions and services branded under the name "SenseYourWorldTM", Avensys combines skills, staff and the knowledge to integrate multiple monitoring technologies to deliver real-time, automated, cost-efficient data to business users requesting increased market intelligence.

To enable Avensys to offer end-to-end monitoring solutions to its customers, proprietary technologies were designed to work with technologies from other companies, including partners, competitors, and other third parties. Similarly, Avensys' services were designed to operate with a variety of communications protocols. Avensys plans to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective.

Our main geographical market for environmental solutions is Canada, and our distribution model is direct, involving a team of qualified engineers located in Montreal, Toronto and Vancouver.

Credit Management Solutions

Our credit management solutions are provided by our C-Chip Technologies Corporation (North America) subsidiary ("C-Chip"). On January 7, 2003, we acquired all assets and intellectual property related to a new wireless, web-based set of communication tools offering users complete access, remote control, and monitoring of a variety of equipment from Capex Investments Limited ("Capex"). The technology we acquired allows selective enabling, disabling (on/off) of targeted equipment, and other commands at will, from anywhere to almost anywhere in North America. Essentially, the products and solutions derived from this technology are targeted to financial institutions and leasing companies to mitigate risks and enforce schedule of payment of borrowers and lessees of certain equipment. This technology is herein referred as the C-Chip technology. We have focused our initial product and market development effort in the automotive industry.

The basic system component of C-Chip's technology entails a chipset embedded in target devices. This includes a cellular radio, GPS technology and a microprocessor. Other required components include access to wireless networks and Internet access. The hardware unit is addressable through a communication bridge based on the GSM digital network. The processor accepts an input signal and compares the signal to a number of criteria to determine if the current operating condition should be maintained or modified.

To process the commands of authorized users and to enable users to manage their own database of embedded devices from a central point using the Web, C-Chip has built a proprietary Secure Data Management Center. This eliminates the need for users to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, in order to use the Company's services.

C-Chip's proprietary technology is designed to work with those from other companies, including corporate partners, competitors, and other third parties The Company expects to continue development of additional proprietary technology, and, where cost-effective, purchase or license technology.

Our first generation of the Credit Chip vehicle tracking device was based on the AMPS (analogue) standard of communication. C-Chip chose to reengineer this product for mass production in the first quarter of calendar 2005 to achieve increased efficiencies and to streamline processes. In order to achieve this as promptly as possible, C-Chip concluded an agreement in April 2005 with iMetrik Inc, a company specializing in the development and marketing of wireless solutions to improve management of mobile and remote assets. The Credit Chip 100 vehicle tracking device was accredited by our network supplier in December 2005 and by March 31 2006, we had shipped 1500 units of this device.

During the same period of time, our partner iMetrik was developing a GSM based product, and in March 2006, we announced the launch of the Credit Chip 200G. The Credit Chip 200G is C-Chip's most advanced credit management solution. It combines remote location of vehicles with immobilization capabilities. Using the worldwide GSM digital network for wireless communications and our Internet Web Applications, credit grantors have the ability to go online, sound a pre-warning, and then disable a vehicle. If suitable payment arrangement is not made, the vehicle can be located on a map in real-time, via the Internet right on any computer screen.

Our competitors in credit management solutions for the automotive sector include AirIQ, OnTime, and PassTime. These competitors offer different versions of an "egg timer" whereby a code must be manually entered using a keypad to enable a physical device connected to the vehicle's starter. The process enables the use of the vehicle for a certain period of time. Although the device does not rely on wireless network coverage to function, a code must be given and manually entered after each payment has been made. These devices work well but involve significant management time and expense. The Credit Chip 200G offers a significant price advantage over these manual devices and, in management's opinion, is a more sophisticated solution as it is designed to be transparent to users.

In each market segment where we intend to position our web-based products, we compete primarily on the basis of functionality, ease of use, quality, price, service availability, and effectiveness. All our target markets for all market segments are highly competitive. As market demand for wireless communications tools enabling management of remote assets increases, the quality, functionality and availability of competitors' products and services is expected to progress. And with new competitors flooding our market, further price reduction of products and services is expected. In addition, we expect that the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their products and services or offer some or all of the products and services we offer or may offer in the future, possibly at lower prices than ours. This would harm the competitive advantages that our products and services currently enjoy.

Warranties

The Company's current policy is to offer a one year warranty on all of its web-based products. Avensys' warranty policy for manufactured products varies between 3 months and two years, depending on the product and customer.

Insurance

Manaris currently maintains $1,000,000 of insurance coverage for its web-based security products and $1,000,000 for general liability and coverage for fixed assets. Avensys maintains insurance coverage of $3,000,000 for its fiber based products and $1,000,000 for general liability and coverage of its fixed assets.

Government Regulation

The hardware components of the Company's web-based products are subject to certification by the Federal Communications Commission (FCC) in the United States and by the Department of Communications in Canada. C-Chip's web-based products are all in the process of obtaining such certification for the US and Canadian markets. Certification is in the process of being obtained in the US. We have no reason to believe it will not be granted for our products. It is not a condition of sale that our products be certified by the FCC in the US. Future web-based products are expected to undergo the certification process once all pre-commercialization tests are completed. Furthermore, wireless carriers who supply the Company with airtime enabling our services are also subject to regulation by the Federal Communications Commission in the US and the Canadian Radio-Television and Telecommunications Commission in Canada.


Manufactured products are subject to various industry and government certifications, all of which need to be obtained before commercial launch.

Employees

As of September 25, 2006, we have one hundred and forty-six (146) employees; 136 (Avensys including ITF Labs), 5 (C-Chip), 5 (Manaris) employees on the payrolls of C-Chip and Avensys and we retained some part-time consultants. Of the 136 employees at Avensys and ITF Labs, 109 are Avensys employees, and 27 are ITF Labs employees. Our employees are not unionized. We believe relationships with our employees and consultants are good.

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

RISKS ASSOCIATED WITH OUR BUSINESS:

1. There exists substantial doubt about our ability to continue as a going concern

Our financial statements for the year ended June 30, 2006 disclose that there exists substantial doubt that the company will be able to continue as a going concern. The inclusion of this note to our financial statements for the nine-month period ended March 31, 2006 included similar disclosure. The inclusion of this note in the financial statements underscores the fact that the company needs to either raise additional financing or become profitable in the short-term in order to continue operations. As further discussed below, if the company is not able to achieve its objectives or raise additional capital, it may be forced to suspend or cease operations.

2. If we do not begin to generate a profit we may have to suspend or cease operations

We have experienced a history of losses. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies and from the associated marketing and administrative costs and from stock based compensation. At June 30, 2006 we had a working capital deficiency of $1,657,700 and an accumulated deficit of $26,648,091. Included in current liabilities are amounts due to related parties of $40,000 that carry no interest or fixed terms of repayment. Funds on hand together with relatively low revenues will not sustain operations for the next year. As a result, we will need to raise additional capital to sustain our operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment. If we are not able to fund our operations through product sales and investments by third parties, we will have to cease operations.

3. We may not be able to obtain additional financing when needed or on acceptable terms.

We will need to raise additional capital to sustain our operations or to pursue our acquisition strategy. We cannot assure you that any required additional financing will be available or, if it is, whether it will be on acceptable terms. Our inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on our business. As a result, we could have to suspend or cease our operations and you could lose your entire investment.

4. We have incurred substantial debt which could affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

On February 16, 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we agreed to issue Units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A ("Series A Notes"), which are convertible into shares of our common stock at a conversion price of $0.35 per share,. Under the terms of the 9.0% Senior Secured Convertible Note, Series A, the Principal on the Note shall be paid in 20 equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 16, 2005 and continuing on the same day of each month thereafter to the Holder on the tenth date immediately preceding the Principal Payment Date. All payments of principal shall be made at our option in cash or, with 10 business day prior notice, in our common stock valued at 85% of the average closing bid price of our stock in the most recent five Trading Days prior to a Valuation Date. As of June 30, 2006 the outstanding debt remaining on the principal payment of the 9.0% Senior Secured Convertible Note, Series A is $1,015,843.

On August 11, 2006, we entered into a Note and Warrant Purchase Agreement for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants").

As a result, we are subject to the risks associated with substantial indebtedness, including:

o we are required to dedicate a portion of our cash flows from operations to pay debt service costs;

o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

o we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

o if we defaulted under any of our existing indebtedness or if our creditors demanded payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

5. If we default under our financing agreements, we may have to forfeit our rights to our assets.

We have pledged all of our assets, including the assets of our subsidiaries, as security to holders of our convertible debentures. A default under the financing agreement concluded with holders of our convertible debentures, if not waived or cured, would permit the holders of the convertible debentures to foreclose on the collateral and we could lose all our rights in the collateral, which would have a materially adverse effect on our business. As a result, we could have to suspend or cease our operations and you could lose your entire investment.

6.    We may not be able to implement our acquisition strategy.

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

7. We may seek to make acquisitions that prove unsuccessful or strain or divert our resources.

We may seek to grow our business through acquisitions of similar businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

o the diversion of our management's attention from our everyday business activities;

o     the assimilation of the operations and personnel of the acquired business;

o the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

o     the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

o we will be able to successfully integrate the operations of any new businesses into our business;

o     we will realize any anticipated benefits of completed acquisitions; or

o there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

o     potentially dilutive issuances of our equity securities;

o     the incurrence of additional debt; and

o the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

Although we have no present plans or intentions, we continuously evaluate potential acquisitions of similar businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

8.    There may be undisclosed liabilities associated with our acquisitions.

In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with laws and regulations by prior owners and for which we, as successor owner, may be responsible. Similarly, we may incur expenses to investigate the merits of future acquisitions that may never materialize, resulting in a potential charge.

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

As a result you could lose your investment. As a security solutions provider, our future success depends largely upon our ability to determine the features, functionality and services our customers demand and to design and implement products and services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future products and services will adequately satisfy customer demands. If we cannot meet our customers' demands, we will not generate revenues from this business and may have to cease or suspend key operations. As a result, you could lose your investment.

13. We are highly dependent on third party manufacturers and service suppliers.

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

14. Some of our products and services depend on GPS technology owned and controlled by third parties.

If access to GPS technology is terminated or withheld from us, we may have to suspend or cease operations. Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of satellites. If the foregoing events occur, we may have to suspend or cease operations.

15. Some of our products and services depend on communication networks owned and controlled by third parties.

If access to our communication networks is terminated or withheld from us, we may have to suspend or cease operations. As a security solutions provider, our ability to grow and achieve profitability depends on the ability of communications carriers to provide sufficient network capacity, reliability and security to our customers. When we use wireless communications, even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless and land-based carriers were to increase the prices of their services, or to suffer operational or technical failures.

16.   Our business is subject to rapid technological change.

Our two business units develop security solutions for clients. C-Chip itself integrates wireless communications, online transactions, software applications, RFID technology, the Internet and, when location is required, GPS technology, to enable business users to efficiently access, control, manage and monitor remote assets at low costs. Our wholly-owned subsidiary, Avensys, uses leading edge fiber optics sensor technology to offer business and corporations different monitoring solutions related to the environment, including buildings and infrastructure. Many of the technologies that we currently use have only recently emerged and our future success will depend upon the ability of our product development team to remain current with the rapid changes in the technologies. If we fail to do this, we could be at a competitive disadvantage. If we cannot foresee and adapt to technological changes, our business will be materially adversely affected.

17. Our business depends on the protection of its intellectual property and proprietary information.

We rely on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect our proprietary rights in our products and technology. These measures may not be adequate to protect our trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use our products or technology. To enforce our proprietary rights, we may have to engage in litigation to defend and enforce our intellectual property rights, either domestically or in other countries, and we could face substantial costs and diversion of resources, including management's attention, regardless of the outcome of that litigation. Any of our attempts to enforce our intellectual property rights may not be successful, may result in royalties that are less than the cost of such enforcement efforts or may result in the loss of the intellectual property altogether. Further, we may not have adequate funds available to prosecute actions to protect or defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future. Even if we succeeded in protecting our intellectual property, others may independently develop similar technologies or products that do not infringe on our intellectual property.

18.   Our registered trademarks may not provide us with adequate protection.

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

Any claims filed against us alleging that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our products and services. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. As a result, our business and operating results could be materially adversely affected. No such claims have been filed against at this time.

20. Changes in government regulations and certification requirements could have a material adverse effect on our business.

Our products are subject to certification by the Federal Communications Commission in the US and by the Department of Communications in Canada. Further, wireless carriers who supply us with airtime enabling some of our services are also subject to regulation by the Federal Communications Commission in the United States and the Canadian Radio-Television and Telecommunications Commission in Canada. If any of our products could not obtain certification from either or both the Federal Communications Commission in the US and the Department of Communications, or if the communications carriers that we use to provide some of our services to our customers could not obtain a renewal of their certifications, our business would be materially adversely affected.

21.   Competitive conditions could materially adversely affect our businesses.

The markets in which we do, and intend to do, business are highly competitive with few barriers to entry. Our ability to execute our business strategy depends in part upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. In all market segments in which we operate, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have better reputations among potential customers in the delivery of particular services or products. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete.

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

We have liability insurance coverage on our products which varies from $1,000,000 to $3,000,000, however if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations. If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. Although we maintain product liability insurance of between $1,000,000 and $3,000,000, we cannot provide any assurance that:

o our insurance will provide adequate coverage against potential liabilities if a product or a service that we provide causes harm or fails to perform as promised;

o adequate product liability insurance will continue to be available in the future; or

o     our insurance can be maintained on acceptable terms.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK:

24. Our failure to file a registration statement registering the shares underlying the notes and warrants issued pursuant to our August 2006 private placement by the filing date specified in the financing documents is an event of default.

We did not file a registration statement within 45 days from the closing date of our August 2006 private placement, which is the filing date specified in the financing documents. As a result, until such time as the registration statement is filed, the investors can demand repayment in an amount equal to one hundred ten percent (110%) of the aggregate principal amount of the notes. However, we have not received a notice of default from the investors.

In addition, as a result of our failure to file the registration statement by the filing date, we have begun to accrue liquidated damages equal to 1.5%, for each calendar month (prorated for shorter periods), of the initial investment in the notes. The liquidated damages accrue until the registration statement is filed.

25.   The market of our common stock is limited.

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

As of September 20, 2006, 79,286,852 shares of our common stock were outstanding, 69,283,484 of which were freely tradable and 10,003,368 of which were restricted as a result of securities laws. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities. The terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market price of our common stock.

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

28. There Are a Large Number of Shares Underlying Secured Convertible Notes and Warrants Issued in Our August 2006 Private Placement That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of September 20, 2006 we had 79,286,852 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 13,362,754 shares of common stock based on current conversion prices ranging between $0.35 and $0.42, and related warrants to purchase 6,810,130 shares of common stock at an exercise price ranging between $0.00001 and $0.67. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the conversion price reset of $0.35 takes effect. The sale of these shares may adversely affect the market price of our common stock.

29. Our operating results in future periods may vary from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

As a manufacturer of electronic equipment, our contract flow is not predictable. To the extent that we do not generate new business upon completion of existing contracts, our revenue will decline. To the extent that we expand our facilities to meet present or anticipated increases in sales, our failure to generate business could have the effect of significantly reducing the profitability of our business. Because of these factors, our revenue and operating results may fluctuate from quarter to quarter. Due to these risks, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

30. Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

31. Our failure to file a registration statement registering the shares underlying the notes and warrants issued pursuant to our August 2006 private placement by the filing date specified in the financing documents is an event of default.

We did not file a registration statement within 45 days from the closing date of our August 2006 private placement, which is the filing date specified in the financing documents. As a result, until such time as the registration statement is filed, the investors can demand repayment in an amount equal to one hundred ten percent (110%) of the aggregate principal amount of the notes. However, we have not received a notice of default from the investors.

In addition, as a result of our failure to file the registration statement by the filing date, we have begun to accrue liquidated damages equal to 1.5%, for each calendar month (prorated for shorter periods), of the initial investment in the notes. The liquidated damages accrue until the registration statement is filed.
                                       23

ITEM 2. DESCRIPTION OF PROPERTIES

The Manaris main office is located at 1155, Rene-Levesque West, Suite 2720, Montreal, Quebec, Canada. The base rent for the current premises is approximately CDN$9,327 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on November 30, 2010.

The office of our wholly owned subsidiary, C-Chip, is located at 740 Notre-Dame West, Suite 1320, Montreal, Quebec, Canada. They currently sub-lease approximately 1,900 square feet for administration and development. The base rent for the current premises is approximately CND$2,300 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI").

The main office of our wholly owned subsidiary, Avensys Inc., is located at 400 Montpellier, Ville Saint-Laurent, Quebec, Canada. They currently lease approximately 41,740 square feet for administration and production. The base rent for the current premises is approximately CND$31,357 inclusive of all taxes. This lease expires on January 31, 2010 with an option to renew for an additional 5 years until January 31, 2015.

Avensys has also two sales representative offices in Canada. They currently lease approximately 3,615 square feet for administration at 1131 Derry Road East, Mississauga, Ontario Canada. The base rent for the current premises is approximately CAD$4,417 inclusive of all taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on June 30, 2008. They currently lease approximately 400 square feet for administration at 301-1493 Johnston Road, White Rock, British Columbia, Canada. The base rent for the current premises is approximately CAD$843 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on January 31, 2007. Avensys Inc. also maintains facilities located at 247 Boulevard Thibeau, Cap-de-la-Madeleine, Quebec, Canada. They currently lease approximately 6,500 square feet and the base rent for the current premises is approximately CAD$3,648 inclusive of taxes per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on October 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to threat of litigation, claims and assessments. Management does not believe that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

1. Canadian Security Agency Settlement

In June 2006, our Canadian Security Agency subsidiary satisfied all its obligations under a settlement agreement reached with its creditors, and is now free of those liabilities. The settlement proposal was ratified by the Superior Court of Quebec on May 3, 2006. On April 4, 2006, a meeting of the creditors was concluded with the unanimous approval of the settlement proposal brought forward by Canadian Security Agency. The settlement was funded from CSA cash on hand of $137,423 (CAD$153,061), and a payment of $112,265 (CAD$124,446) from Manaris.
The operations of Canadian Security Agency have been permanently discontinued.

2. Labor Tribunal Decision

In December, 2002, a former Avensys employee filed a lawsuit with the Quebec Labour Commission alleging wrongful dismissal by Avensys Inc. and claiming an indemnity in the amount of $143,498 (CAD $160,000). In August 2006, the Quebec Court of Appeal ordered Avensys to follow the Quebec's Labor Tribunal's decision and pay an indemnity of $160,731 (CAD $179,215) to the former employee.

Manaris is not a party to any other pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Manaris' business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc under the symbol "MANS." Our shares began trading on July 2, 2001. The following table sets forth the closing high and low bid prices of the common stock. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Fiscal Quarter        High Bid   Low Bid
-------------------   --------   -------
2007
7-01-06 - 9-30-06*      $0.35     $0.24

2006
04-01-06 - 06-30-06      0.44      0.27
01-01-06 - 03-31-06      0.40      0.30
10-01-05 - 12-31-05      0.38      0.31
07-01-05 - 09-30-05      0.61      0.29

2005
04-01-05 - 06-30-05      0.79      0.41
01-01-05 - 03-31-05      1.02      0.65
10-01-04 - 12-31-04      0.86      0.65
07-01-04 - 09-30-04      0.90      0.62

*     Through September 19, 2006

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

Issuance and Cancellation of Common Shares

At June 30, 2006, the Company had authority to issue 500,000,000 shares of common stock. The Company had 77,671,281 and 54,782,802 of common shares outstanding at June 30, 2006 and 2005, respectively.

During the fiscal year ended June 30, 2006:

a) The Company issued 1,758,000 common shares for total proceeds of $100,013 from the exercise of stock options.

b) The Company issued 10,221,522 common shares in connection with the Series A Notes. Of that amount, 5,897,695 common shares were issued for the principal payments, calculated using a conversion rate of 85% of the market price of the company's stock, in the amount of $2,099,792. Since the company had been accreting the debt on the same basis no gain or loss was recorded and the $2,099,792 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, 3,575,008 common shares were issued following the conversion at a rate of $0.35 of the convertible debentures with a principal amount of $1,249,360. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $1,181,188 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 748,819 common shares were issued for interest payments, calculated using a conversion rate of 90% of the market price of the company's stock, in the amount of $265,436. Since the company had been accruing interest on the same basis, no gain or loss was recorded.

c) The Company issued 7,525,124 common shares for total proceeds of $2,309,296 following the exercise of 17,525,124 warrants.

d) A total of 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501.

e) In February 2006, the Company issued 631,038 common shares valued at $224,397 following the secured convertible debentures repayment.

f) In April 2006, the Company issued 2,550,795 restricted common shares having a value of $872,372 for the acquisition of ITF assets.

g) In April 2006, the Company cancelled 70,000 restricted common shares out of 120,000 restricted common shares issued in May 2005 for consulting fees.

For the fiscal year ended June 30, 2005:

a) The Company issued 2,120,501 common shares for total proceeds of $205,012 from the exercise of stock options.

b) A total of 176,767 stock options were exercised after issuance to settle outstanding payables in the amount of $127,327.

c) The Company issued 121,250 restricted common shares and 95,193 common shares for total proceeds of $2 following the exercise of 216,443 Series IB1 warrants.

d) In May 2005, the Company issued 120,000 restricted common shares with a value of $79,200 for consulting fees.

e) In April 2005, the Company issued 1,106,667 restricted common shares valued at $830,000 following the conversion of convertible debentures.

f) In April 2005, the Company issued 258,000 restricted common shares valued at $175,182 as a finder's fee and 32,260 restricted common shares valued at $32,260 as a consultant's fee related to the acquisition of Avensys Inc. A total of 159,458 restricted common shares valued at $146,701 were issued as a finder's fee related to the acquisition of CLI Group.

g) In January 2005, the Company issued 164,474 restricted common shares with a value of $125,000 for the purchase price of Markus 360.

h) In March 2005, the Company issued 10,400,002 restricted common shares having a value of $7,633,586 for the acquisition of Avensys Inc. The Company issued 432,427 restricted common shares valued at $324,320 as finder's fee related to the acquisition of Avensys Inc.

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

Securities authorized for issuance under equity compensation plans

We have three equity compensation plans: our 2003 Nonqualified Stock Option Plan, our 2004 Nonqualified Stock Option Plan, and our 2006 Nonqualified Stock Option Plan (the "Plans"). The Plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plans include 15,000,000 shares. As of June 30, 2006, options to purchase 11,314,586 shares had been granted of which 5,973,686 options had been exercised, 854,150 had been forfeited and 4,486,750 are outstanding. Under the Plans, we have 4,539,564 options available for issuance as at June 30, 2006.

                                                                                 Number of securities
                           Number of securities to     Weighted-average         remaining available for
                           be issued upon exercise     exercise price of     future issuance under equity
                           of outstanding options,   outstanding options,         compensation plans
                             warrants and rights      warrants and rights   (excluding securities reflected
Plan category                        (a)                      (b)                 In column (a)) (c)
------------------------   -----------------------   --------------------   -------------------------------
Equity compensation
  plans approved by
  security holders                        0                      0                            0
Equity compensation
  plans not approved by
  securities holders              4,486,750                  $0.60                     4,539,564
Total                             4,486,750                  $0.60                     4,539,564

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the years ended June 30, 2006 and 2005 as included in this Form 10-KSB.

With respect to forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations see Part I initial paragraph concerning "forward-looking statements".

EXECUTIVE OVERVIEW

In the twelve months ending June 30, 2006, we made progress in refining our strategic objectives, cleaning up our balance sheet, and assisting our subsidiaries in achieving their respective goals.

First, we exited the professional services business. In September 2005, we ceased the operations of Canadian Security Agency (CSA), a security guard business, and in May 2006 our settlement proposal with CSA's creditors was ratified by the Superior Court of Quebec. In addition, in February 2006, we sold all of the shares of Chartrand Laframboise Inc. (CLI), a security consulting and investigations business. These transactions were undertaken to strengthen Manaris' balance sheet, streamline activities and sharpening the company's focus on its two operating subsidiaries, C-Chip and Avensys.

Secondly, we took steps to strengthen our two remaining subsidiaries - Avensys Inc. and C-Chip Technologies (North America) Inc. Using in part the proceeds from the sale of CLI, Avensys acquired the manufacturing assets and business of ITF Optical Technologies Inc. (ITF). This acquisition provides Avensys' fiber component production division with access to ITF's 10,000 square foot clean room, thereby providing economies of scale and the capacity for significant future growth. It also provided office and warehouse space for the Avensys environmental monitoring solutions business.

Concerning C-Chip, we invested in reengineering the remote locate and disable device during 2005 and early 2006. In March 2006, we launched the Credit Chip 200G, our GSM version of the product. The initial reception by the market has been excellent. Although we have had some supply chain issues through the summer months of 2006, we are confident that once these have been solved, our sales will improve significantly.

Thirdly, during the quarter ending March 31, 2006, and following an annual review of goodwill, we determined that some amount of goodwill created when we purchased Avensys Inc. in February 2005 should be removed from the balance sheet. This amount was subsequently determined to be $1,529,767. The impairment of goodwill is related to an extension of the timeline for achieving our forecasted return on investment from Avensys, and does not reflect our confidence in Avensys and its future.

Finally, both Avensys and C-Chip, while continuing to make progress and grow revenues, have yet to generate sufficient cash flows to support the operations of the Company. In order to obtain working capital, we concluded a private placement in August 2006 for $3.6 million. The debenture we issued in February 2005 for $4.68 million have been largely repaid or converted, with approximately $580,000 outstanding as of the date of filing.

For FY2007, our primary objective is to maintain our overall revenue growth, both from Avensys as it integrates the business of ITF Optical, and from C-Chip as it meets the demand for its new product Credit Chip 200G. We continue to seek out cost reductions at the holding company while evaluating strategies for converting the revenue growth in our businesses into enhanced shareholder value.

OVERVIEW OF AVENSYS SUBSIDIARY

We acquired Avensys in February 2005. Avensys continues to increase its revenues and is poised to grow through consolidation in its respective markets. Avensys is comprised of two divisions: (i) Avensys Technology, which produces fiber components, optical sensors and associated instrumentation, and (ii) Avensys Solutions, which provides environmental solutions and instrumentation.

When we acquired Avensys in 2005, our plan was to complete a period of approximately one year of organic growth to maximize operations and processes. Following this first successful year of operations, our goal was to become a participant in the consolidation of the respective markets of Avensys Solutions and Avensys Technology.

On April 18th, 2006 we closed the acquisition of most of the assets of ITF Optical Technologies Inc. ("ITF"). Avensys is poised to benefit from the acquisition of ITF. The ITF facilities, which include a 10,000 square feet clean room located near Avensys' manufacturing facility, are state of the art and provide ample space and equipment for growth. Avensys' Montreal operations were relocated to the ITF facilities during the spring of 2006.

ITF adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF specializes in providing sophisticated high-end components for telecom, fiber lasers, submarine, military and industrial uses. This will benefit Avensys and will serve to elevate both the Company's technological depth and production capabilities.

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

The acquisition of the assets of ITF Optical has contributed to solidifying our position in the optical component market. We occupy a dominant position for some of the components that we are offering and intend to occupy an even more important market space in the future through both organic growth and mergers & acquisitions.

The market for fiber optics components continues to recover, with the majority of Avensys' components still destined for the telecommunications market. Components and modules for fiber lasers have shown significant growth in FY2006, both for components originating from Avensys and from our acquisition of ITF Optical assets. Optical sensors remain part of our long term strategy, although the current growth of this market segment is still limited to the single digit range.

Although the most drastic changes this year are associated with Avensys Technology, the other division, Avensys Solutions, remains an important part of Avensys. The market for environment monitoring in Canada is quite mature, with a total growth in the 5% range. The creation of a value-added group within the Solutions division has helped us go up the value chain throughout the year.

As of June 30, 2006 we ceased the activities related to material testing. Material testing was a micro segment within Avensys Solutions that represented less than 2% of the company's revenue with very low margins and no synergies with the other activities.

The stable nature of Avensys Solutions, combined with healthy organic growth, has significantly helped Avensys to balance the growth challenges of Avensys Technology. We believe that our unique position in the industry of combining the manufacturing of optical components with the offering of services through our Solutions division has contributed to a position of strength that few of our competitors can enjoy. We intend to continue to fully leverage this balance in the future.

OVERVIEW OF C-CHIP TECHNOLOGIES SUBSIDIARY

It has been a very challenging year at C-Chip. At the outset, we were focused on reengineering the first generation vehicle tracking device, the Credit Chip 100, based on the AMPS (analogue) standard of communication. The Credit Chip was finally accredited by the network supplier in December 2005 and we began shipping product. By March 31, 2006, we had shipped 1500 units.

At the same time and during the first half of our fiscal year, we acknowledged the need to shift to a GSM (digital) standard of communication, particularly as the AMPS standard has been declared by the federal authorities in the US to have a finite life. Work began with our business partner iMetrik Inc. in the fall of 2005 and in March we announced the launch of the Credit Chip 200G, the GSM version of our vehicle tracking device.

The Credit Chip 200G and its related service offering has been well received in the market place, much more so than the AMPS product. Starting in April 2006, we began shipping at a rate of almost 1000 units per month, and in August 2006, we shipped in excess of 2000 units. The main obstacle preventing a faster ramp up during the summer of 2006 was related to the supply chain, primarily related difficulty in securing and financing the parts for what was a new product. We are working at clearing this obstacle, to allow for an increase in monthly shipments over the next 6 months.

Nonetheless, our C-Chip revenues for the year ended June 30, 2006 were disappointing. C-Chip was one of our priorities for the year and it has taken longer than anticipated to realize its potential. We are however pleased with progress over the past few months. We look forward to C-Chip helping enhance shareholder value over the balance of our new fiscal year.

Results of Operations for the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005

The results of operations include the accounts of the Company and its subsidiaries.

Operating results for Avensys were included from the date of acquisition of February 28, 2005, in fiscal year 2005, and for twelve months in fiscal year 2006. The results of operations of ITF have been included in the consolidated results of Manaris commencing from the date of acquisition - April 18, 2006.


                                                               Fiscal Year Ended June 30,
                                                         ---------------------------------------   --------------------------
                                                                2006                2005              Change       Change
                                                         -------------------  ------------------   --------------------------
                                                                 $                    $                  $            %
Revenue                                                          10,498,505           3,580,619        6,917,886        193%
Cost of Revenue                                                   7,464,710           2,306,458        5,158,252        224%
                                                         -------------------  ------------------   --------------
Gross margin                                                      3,033,795           1,274,161        1,759,634        138%
                                                         -------------------  ------------------   --------------
   Gross Margin as % of Revenue                                         29%                 36%

Operating expenses
 Depreciation and amortization                                      979,635             373,905          605,730        162%
 Selling, general and administration                              6,447,065           3,243,653        3,203,412         99%
 Acquired in-process research and development                             -             386,749         (386,749)      -100%
 Loss on disposal of long-lived assets                                    -              15,487          (15,487)      -100%
 Loss on impairment of Goodwill                                   1,529,767                   -        1,529,767        100%
 Loss on impairment of Intangible Assets                            107,715             117,199           (9,484)        -8%
 Research and development                                         1,106,259             731,865          374,394         51%
 Stock based compensation                                           490,795           1,216,542         (725,747)       -60%
 Contingency for litigation losses                                        -             192,549         (192,549)      -100%
                                                         -------------------  ------------------   --------------
Total Operating expenses                                         10,661,236           6,277,949        4,383,287         70%
                                                         -------------------  ------------------   --------------

                                                         -------------------  ------------------   --------------
Operating gain (loss)                                            (7,627,441)         (5,003,788)      (2,623,653)        52%
                                                         -------------------  ------------------   --------------

Other income (expenses)                                          (4,771,904)           (808,734)      (3,963,170)       490%
Income tax benefits - refundable tax credits                        351,242              65,228          286,014        438%
Non-Controlling interest                                             (3,977)             (1,257)          (2,720)       216%
Results of discontinued operations                                  149,637            (459,251)         608,888       -133%
                                                         -------------------  ------------------   --------------
Net loss for the year                                           (11,902,443)         (6,207,802)      (5,694,641)        92%
                                                         -------------------  ------------------   --------------

Effect of reduction in exercise price
  of outstanding warrants                                        (2,197,296)                  -       (2,197,296)       100%
                                                         -------------------  ------------------   --------------
  Net loss applicable to common shareholders                    (14,099,739)         (6,207,802)      (7,891,937)       127%
                                                         -------------------  ------------------   --------------

Revenue

Sales from the Fiber & Monitoring operating segment, represented by Avensys' products and solutions, account for 97% of net revenues. Avensys products were sold directly to customers throughout the world. Sales from the Credit Management operating segment, represented by C-Chip's products and solutions, were generated through a network of eight resellers located in North America.

Our revenues were composed of the following:

                    Fiscal Year Ended June 30,
               --------------------------------------
                     2006                 2005           Change        Change
               -------------------  -----------------  -------------------------
                      $                    $                $             %
Avensys                10,179,426          3,237,735       6,941,691        214%
C-Chip                    319,079            342,884         (23,805)        -7%
               -------------------  -----------------  --------------
   Revenue             10,498,505          3,580,619       6,917,886        193%
               -------------------  -----------------  --------------

Our revenues for the twelve months ended June 30, 2006 increased 193% over the year ended June 30, 2005. This increase is primarily due to the inclusion of Avensys' results for the full fiscal year ended June 30, 2006, as compared to four months for the fiscal year ended June 30, 2005.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 71% for the year ended June 30, 2006, compared with 64% at June 30, 2005. This 7% decrease in gross margins as a percentage of revenue was primarily due to the operations of Avensys - sales were affected by downward pressure on prices of fiber products destined for the telecommunications market, and costs of production increased temporarily due to the transition of Avensys production to the newly acquired ITF facility during the fourth quarter of the fiscal year.

Operating Expenses

Depreciation and amortization

Depreciation and amortization for the year ended June 30, 2006 increased by $605,730 over the previous year. This increase is primarily attributed to the inclusion of Avensys' results for the full fiscal year ended June 30, 2006, as compared to four months for the fiscal year ended June 30, 2005. Depreciation and amortization expenses attributable to the assets of Avensys, amounted to $804,140 for the year ended June 30, 2006, compared to $133,201 for 2005.

Selling General and Administrative expenses

Selling, general and administrative (SG&A) expenses consist primarily of payroll and related expenses and professional fees. Overall, SG&A expenses for the year ended June 30, 2006 increased by $3,203,413 versus the same period in 2005. SG&A are composed of the following:

                                                 Fiscal Year Ended June 30,
                                                 --------------------------
                                                      2006         2005         Change     Change
                                                   ----------   ----------    ----------   ------
                                                        $            $             $          %
General and administrative                          1,472,256      592,778       879,478    148%
Marketing and Sales                                 2,309,051      807,324     1,501,727    186%
Payroll and related expenses                          913,752      782,056       131,696     17%
Professional fees                                   1,452,983      856,047       596,936     70%
Travel                                                 66,099       43,538        22,561     52%
Other                                                 232,924      161,910        71,014     44%
                                                   ----------   ----------    ----------    ---
  Selling, General and Administrative Expenses     $6,447,065   $3,243,653    $3,203,412     99%
                                                   ==========   ==========    ==========    ===

o General and administrative expenses for the year ended June 30, 2006 increased by 148% versus the same period in 2005 primarily due to the addition of Avensys' operations on February 28, 2005.

o Marketing and sales expenses increased by 186% versus the same period in 2005 primarily due to the addition of Avensys' operations on February 28, 2005.

o The increase of 70% in professional fees compared with the same period in 2005 is related to increases in accounting, audit and legal services expenses.

Research and Development

For the year ended June 30, 2006, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the Avensys Labs facility in Trois-Rivieres, Quebec. In July 2006, Avensys Labs relocated all its research and development activities from the Trois-Rivieres facility to ITF Labs in Montreal, Quebec.

Research and development expenses for the year ended June 30, 2006 increased by $374,394 over the previous year. This increase is primarily attributed to the inclusion of Avensys' results for the full fiscal year ended June 30, 2006, as compared to four months for the fiscal year ended June 30, 2005.

Stock Based Compensation

The $725,747 decrease in stock-based compensation for the fiscal year ended June 30, 2006, as compared to the previous year is a direct result of reduction in business and strategic development activities, which were usually paid to consultants through the issue of stock options.

Intangible asset impairment

During the fourth quarter of fiscal 2006, Management recorded an intangible assets impairment charge of $107,715 in the Consolidated Statement of Operations for the year ended June 30, 2006 relating to intangible assets of Manaris which were no longer in use.

Goodwill impairment

In May 2006, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit's present value of expected future cash flows. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit's underlying assets and liabilities, and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, the Company recorded a goodwill impairment charge (labeled "Loss on Impairment of Goodwill") of $1,529,767. Management believes this impairment arose primarily as a result of an extension in the timeframe for realizing growth objectives and anticipated cash flows of the Avensys reporting unit.

Other Expenses

Other expenses for the year ended June 30, 2006 increased 490% over the previous year, primarily due to debenture accretion, and interest expenses. During the year ended June 30, 2006, debenture accretion increased $3,382,004 over the previous year. This increase is directly related to the Series A Notes.

Refundable Tax Credits

Refundable tax credits for the year ended June 30, 2006 increased 438% over the previous year, primarily due to the inclusion of Avensys' results for the full fiscal year ended June 30, 2006, as compared to four months for the fiscal year ended June 30, 2005.

Net Loss Applicable to common shareholders

Net loss for the year ended June 30, 2006 increased $7,891,937 over the previous year primarily due to the impairment of goodwill, increases in marketing and sales expenses arising out the inclusion of Avensys' operations for a full fiscal year, professional fees related to increased use of accounting, audit and legal services, debenture accretion, interest expenses, and the effect of the reduction in the exercise price of outstanding warrants in July 2005.

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or of convertible debentures and with respect to Avensys, primarily from revenue from the sales of products and services.

As of June 30, 2006, we had working capital deficiency of $1,657,699, compared to a working capital deficiency of $1,003,819 at June 30, 2005, excluding the assets and liabilities of discontinued operations at June 30, 2005. Included in these figures for net working capital:

                                                         As of June 30,
                                                     ----------------------
                                                        2006         2005       Change    Change
                                                     ----------   ---------   ---------   ------
                                                          $           $           $          %
Cash, cash equivalents, and short term investments      438,708     287,147     151,561     53%
Receivables                                           3,480,648   2,634,844     845,804     32%
Inventory                                             1,563,805   1,000,507     563,298     56%
Other current assets                                    589,303   1,431,365    (842,063)   -59%
                                                     ----------  ----------  ----------   ----
Current assets                                        6,072,464   5,353,863     718,601     13%
                                                     ----------  ----------  ----------   ----
Accounts payable and accrued liabilities              4,666,859   2,488,309   2,178,550     88%
Loans payable                                         2,331,696   1,324,999   1,006,697     76%
Other current liabilities                               731,608   2,544,374  (1,812,766)   -71%
                                                     ----------  ----------  ----------   ----
Current Liabilities                                   7,730,163   6,357,682   1,372,481     22%
                                                     ----------  ----------  ----------   ----
Net working capital (deficiency)                     (1,657,699) (1,003,819)   (653,880)   -65%
                                                     ==========  ==========  ==========   ====

Currently, we are implementing the following measures to address our concerns over the liquidity of the Company, and its ability to continue as a going concern:

o     Streamlining costs at Manaris, the holding company.

o     Helping our subsidiaries obtain financing to fund revenue growth.

o Renegotiating debt at our C-Chip subsidiary, to obtain improved repayment terms.


During the fiscal year ended June 30, 2006, net cash used to fund continuing operating activities was $3,459,029, consisting primarily of the net loss for the year of $11,902,443 adjusted for:

o     A non-cash goodwill impairment charge of $1,529,767 related to Avensys.

o     Debenture accretion of $3,991,229 in connection with the Series A Notes.

o     Depreciation and amortization of $1,046,355,

o     Stock based compensation of $490,795

o     Amortization of deferred financing costs $335,004

During the year ended June 30, 2006, we mainly financed our operations and acquisitions through the July Special Warrant Offer for total proceeds of $2,576,118, and the sale of CLI for net cash proceeds of $2,599,606. Additional cash of $100,013 was raised through the exercise of 1,758,000 stock options (2005: $205,012).

Selected balance sheet information:

                                  As of June 30,
                             -----------------------
                                2006         2005        Change     Change
                             ----------   ----------   ----------   ------
                                  $            $            $          %
Total Assets                 17,143,434   20,115,755   (2,972,321)   -15%
Current Liabilities           7,730,164    4,782,754    2,947,410     62%
Long-Term Liabilities         2,183,344    2,296,054     (112,710)    -5%
Non-Controlling Interest         23,940       18,033        5,907     33%
Total Stockholder's Equity    7,205,986   11,229,859   (4,023,873)   -36%

The decrease in total assets is primarily due to the divestiture of CLI in February 2006 and a goodwill impairment related to the Avensys reporting unit, offset by increases in accounts receivable and inventories, and fixed assets added as a result of the ITF transaction. The increase in current liabilities is primarily a result of an increase in the C-Chip credit facility during the course of the year, incurred to bring the Credit Chip 200G credit management solution to market.

As of June 30, 2006, the Company had 77,671,281 issued and outstanding shares compared to 54,782,802 on June 30, 2005. The increase in common shares is mainly due to the issuance of 7,525,124 common shares following the exercise of warrants, 2,550,795 restricted common shares for the ITF transaction, and 10,221,522 common shares in connection with the Series A Notes.

Stock options outstanding at June 30, 2006 totaled 4,486,750 at a weighted average exercise price of $0.60 and have a weighted average remaining contractual life of 3.4 years.

February 2005 Convertible Note and Warrant Private Placement

In February 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we issued Units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A. The balance of principal relating to the Series A Notes on June 30, 2006 stands at $1,015,843, as compared to $4,675,000 on June 30, 2005. The change is attributed to principal payments of $3,609,657 made in 3,897,695 common shares, $625,353 in cash and to notes conversion of $1,249,360 made in 3,575,008. Interest payments during the fiscal year ended June 30, 2006 amounted to $265,436, made in 748,819 shares and $15,887 in cash. The Company has the option to make principal payments in shares of Manaris Corporation stock if the weighted-average share price, of Manaris Corporation stock for the five days immediately preceding the payment date, is greater than $0.35. The Company plans to continue making payments in shares so long as it is possible. Otherwise, the Company will make cash principle payments on the remaining convertible notes.

July 2005 Special Warrant Offer

In July 2005, the company completed a special warrant offer to certain of the company's warrant holders. Under the terms of the offer, the exercise price of 13,604,307 warrants held by holders participating in the offer was reduced to $0.35. In connection with this offer, a total of 7,360,335 warrants were exercised for total proceeds amounting to $2,576,118.

Effect of reduction in exercise price of outstanding warrants

As a result of the above offer, the exercise price of 666,154 warrants held by holders who did not participate in the offer was reduced by between $0.06 and $0.08 per share to exercise prices ranging between $0.59 and $0.67 per share which is due to an anti-dilution provision.

The reduction of the exercise price of the warrants held by holders who participated in the offer has been accounted for as an inducement. Further, the reduction of the exercise price of the warrants held by holders who did not participate in the offer has been accounted for as a modification of the outstanding warrants. Accordingly, an amount of $2,197,296 is reported as "Effect of reduction in exercise price of outstanding warrants" in the Consolidated Statement of Operations, and has been credited to "additional paid in capital" and charged to "deficit" in the Consolidated Statement of Stockholders Equity.

August 2006 Convertible Note and Warrant Private Placement

On August 11, 2006, we entered into a entered into a Note and Warrant Purchase Agreement for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants"). Gross proceeds of approximately $2.1 million were received by August 22, 2006, with net proceeds of approximately $1.8 million, after transaction fees. The remaining $1.5 million will be disbursed upon effectiveness of the Company's registration statement, and is expected to provide net cash proceeds of approximately $1.35 million after transaction fees. However, there is no certainty the Company's registration statement will become effective, and no assurance that the remaining amount will be received.

The Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Notes is subject to adjustment for certain events, including dividends, distributions or split of the Company's Common Stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-eighth of the aggregate principal amount of the Notes on a quarterly basis. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Company's obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement. According to the terms of the Agreement, payments on the Series B Note are scheduled to commence in April 2007.

Critical Accounting Policies

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. Management judgments that are currently the most critical are related to revenue recognition, inventory valuation, valuation of goodwill and long-lived assets, stock based compensation, and contingent consideration. Below we describe these policies as well as the estimates involved. For a more detailed discussion on accounting policies, see the notes to the audited consolidated financial statements.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, restricted marketable securities, accounts payable and accrued liabilities are comparable to the carrying amount thereof given their short-term maturity. Bank and other loans payable, mortgage loan, capital lease obligations and due to related parties are recorded at their carrying values which also approximate their fair values. Other debt instruments, such as the convertible debentures, balance of purchase price payable and the derivative financial instrument, have been recorded at discounted values, present values or fair values depending on the nature of the debt instrument.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for future recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company's long-lived assets consist primarily of property and equipment and intangible assets.

Recoverability of a long-lived asset is assessed by comparing the carrying amount of the asset to the sum of the estimated undiscounted future cash flows expected from its use and the eventual disposal of the asset.. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and the amount of such impairment loss is determined as the excess of the carrying amount over the asset's fair value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenues, expenses, the allowance for doubtful accounts, impairments of long-lived assets and goodwill, discounted liabilities and income taxes, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Management bases its estimates on historical experience, industry standards and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Business Combinations and Goodwill

Acquisitions of businesses are accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses are included in the Consolidated Statement of Operations effective from their respective dates of acquisition.

Goodwill represents the excess of the purchase price of acquired businesses over the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill at least annually. The Company evaluates the carrying value of goodwill in accordance with the guidelines set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS142). Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying tangible and intangible assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in the Consolidated Statement of Operations and Comprehensive Loss.

Research and Development Expenses and Investment Tax Credits

Research and development expenses are expensed as they are incurred. Investment tax credits ("ITCs") arising from research and development activities are accounted for as a reduction of the income tax provision for the year. Refundable tax credits and non-refundable tax credits are recorded in the year in which the related expenses are incurred, provided there is reasonable assurance that the credits will be realized.

The Company is subject to examination by taxation authorities in various jurisdictions. The determination of tax liabilities and ITCs recoverable involve certain uncertainties in the interpretation of complex tax regulations. As a result, the Company provides potential tax liabilities and ITCs recoverable based on Management's best estimates. Differences between the estimates and the ultimate amounts of taxes and ITCs are recorded in earnings at the time they can be determined.

Income Taxes

The Company utilizes the tax liability method to account for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS109). Under this method, deferred future income tax assets and liabilities are determined based on the differences between the carrying value and the tax bases of assets and liabilities.

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred net operating losses of $16,997,671 from its inception which expire starting in 2015. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Deferred income tax assets and liabilities are measured by applying enacted or substantively enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Financial Statements
(Expressed in U.S. dollars)
June 30, 2006

                                                                           Index
                                                                           -----
Report of Independent Registered Public Accounting Firm.................    F-1

Consolidated Balance Sheet..............................................    F-2

Consolidated Statement of Operations....................................    F-3

Consolidated Statement of Cash Flows....................................    F-4

Consolidated Statement of Stockholders' Equity (Deficit)................    F-6

Notes to Consolidated Financial Statements..............................    F-7

                                     |logo|


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Manaris Corporation:

We have audited the accompanying consolidated balance sheet of Manaris Corporation and its subsidiaries as of June 30, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manaris Corporation and its subsidiaries at June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has relied on non-operational sources of financing to fund operations, had negative working capital and had not respected certain loan covenants as of June 30, 2006 and was required to restrict use of funds under a loan arrangement with a supplier, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP


Chartered Accountants
Montreal, Quebec, Canada
September 29, 2006

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Balance Sheet
(Expressed in U.S. dollars)


                                                                                             June 30,           June 30,
                                                                                               2006               2005
                                                                                                 $                  $
                                     ASSETS
Current Assets
Cash and cash equivalents                                                                       438,708           287,147
Accounts receivable, net of allowance for doubtful accounts of $115,721
 and $83,354, respectively                                                                    3,104,907         1,775,736
Deposits in trust (Note 4)                                                                       79,781                 -
Other receivables (Note 9)                                                                      375,742           859,108
Inventories (Note 9)                                                                          1,563,805         1,000,507
Prepaid expenses and deposits                                                                   259,552            72,786
Deferred contract costs                                                                         151,272                 -
Restricted held-to-maturity security                                                             89,686            81,606
Current assets of discontinued operations (Note 4)                                                9,011         1,276,973
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          6,072,464         5,353,863
Property and equipment, net (Note 6)                                                          3,082,402           528,134
Intangible assets (Note 7)                                                                    3,757,272         2,931,984
Goodwill (Note 8)                                                                             3,762,000         6,679,608
Deferred financing costs                                                                        101,681           436,685
Prepaid expenses and deposits                                                                    86,225            13,906
Deferred contract costs                                                                         281,390                 -
Assets of discontinued operations (Note 4)                                                            -         4,171,575
--------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                 17,143,434        20,115,755
==========================================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 9)                                             4,666,859         2,488,309
Bank and other loans payable (Note 12)                                                        2,331,696         1,324,999
Current portion of long-term debt (Note 13)                                                     103,717           143,727
Current portion of convertible debentures (Note 14)                                             587,891           557,284
Due to related parties (Note 11)                                                                 40,000           268,435
Current liabilities of discontinued operations (Note 4)                                               -         1,574,928
--------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     7,730,163         6,357,682
Long-term debt, less current portion (Note 13)                                                  222,900           272,598
Deferred revenue                                                                                281,390                 -
Convertible debentures (Note 14)                                                                343,109         2,023,456
Balance of purchase price payable (Note 5)                                                      877,675                 -
Derivative financial instrument (Note 5)                                                        458,271                 -
Long-term liabilities of discontinued operations (Note 4)                                             -           214,127
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                             9,913,507         8,867,863
Non-controlling Interest                                                                         23,940            18,033
--------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock, 500,000,000 (June 30, 2005: 100,000,000)
 shares authorized with a par value of $0.00001; 77,671,281
 and 54,782,802 issued and outstanding, respectively                                                777               548
Additional Paid-in Capital                                                                   34,169,867        24,142,078
Accumulated other comprehensive loss                                                           (316,566)         (364,415)
Deficit                                                                                     (26,648,091)      (12,548,352)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    7,205,987        11,229,859
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                   17,143,434        20,115,755
==========================================================================================================================


Contingencies (Note 17)
Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)


                                                                                             For the Years Ended
                                                                                                   June 30,
                                                                                         2006                   2005
                                                                                           $                      $

Revenue                                                                                 10,498,505              3,580,619
--------------------------------------------------------------------------------------------------------------------------
Costs of Revenue                                                                         7,464,710              2,306,458
--------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                                             3,033,795              1,274,161
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses

Depreciation and amortization                                                              979,635                373,905
Selling, general and administration                                                      6,447,065              3,243,653
Acquired in-process research and development                                                     -                386,749
Loss on disposal of long-lived assets                                                            -                 15,487
Loss on impairment of goodwill (Note 8)                                                  1,529,767                      -
Loss on impairment of intangible assets (Note 7)                                           107,715                117,199
Research and development                                                                 1,106,259                731,865
Stock-based compensation (A) (Note 16)                                                     490,795              1,216,542
Contingency for litigation losses                                                                -                192,549
--------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                                10,661,236              6,277,949
--------------------------------------------------------------------------------------------------------------------------

Loss from Operations                                                                    (7,627,441)            (5,003,788)

Other Expenses

Other Expense                                                                              (18,187)                     -
Interest expense, net                                                                     (762,488)              (199,509)
Debenture accretion                                                                     (3,991,229)              (609,225)
--------------------------------------------------------------------------------------------------------------------------

Net Loss from Continuing Operations Before Income Tax Benefit                          (12,399,345)            (5,812,522)
Income Tax Benefit - Refundable tax credits                                                351,242                 65,228
--------------------------------------------------------------------------------------------------------------------------
Net Loss from Continuing Operations before Non-Controlling Interest                    (12,048,103)            (5,747,294)
Non-Controlling Interest                                                                    (3,977)                (1,257)
--------------------------------------------------------------------------------------------------------------------------
Net Loss from Continuing Operations                                                    (12,052,080)            (5,748,551)
Results of Discontinued Operations (Note 4)                                                149,637               (459,251)
--------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                               (11,902,443)            (6,207,802)
--------------------------------------------------------------------------------------------------------------------------
Effect of reduction in exercise price of outstanding warrants                           (2,197,296)                     -
--------------------------------------------------------------------------------------------------------------------------
Net Loss applicable to common stockholders                                             (14,099,739)            (6,207,802)
--------------------------------------------------------------------------------------------------------------------------
Net Loss from continuing operations per share - Basic                                        (0.21)                 (0.13)
and Diluted (Note 16)
--------------------------------------------------------------------------------------------------------------------------
Net Loss per share - Basic and Diluted (Note 16)                                             (0.20)                 (0.14)
Weighted Average Shares Outstanding                                                     69,363,000             44,791,000
--------------------------------------------------------------------------------------------------------------------------
(A) Stock based compensation is excluded from the following:

Selling, general and administration                                                        490,795              1,216,542
--------------------------------------------------------------------------------------------------------------------------

Statement of Comprehensive Loss:

Net loss                                                                               (11,902,443)            (6,207,802)
Foreign currency translation adjustments                                                    47,849               (397,416)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                     (11,854,594)            (6,605,218)
--------------------------------------------------------------------------------------------------------------------------


Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)


                                                                                          For the Years Ended
                                                                                               June 30,
                                                                                        2006              2005
                                                                                          $                 $
 Operating Activities

Net loss                                                                              (11,902,443)       (6,230,943)
Adjustments to reconcile net loss to cash used in operating activities
 Results of discontinued operations                                                      (149,637)          459,251
 Contingent consideration paid in shares                                                        -           148,000
 Stock based compensation                                                                 490,795         1,068,542
 Expenses settled with issuance of common shares                                            5,400            79,200
 Depreciation and amortization                                                          1,046,355           373,905
 Interest expense                                                                         (59,293)                -
 Gain on settlement of accounts payable                                                    31,359                 -
 Non-controlling interest                                                                   3,977             1,257
 In-process research and development                                                            -           386,749
 Impairment of long-lived assets                                                                -            15,487
 Impairment of promissory note                                                                  -           383,536
 Loss on impairment of goodwill                                                         1,529,767                 -
 Loss on impairment of intangible assets                                                  107,715           117,200
 Debenture accretion                                                                    3,991,229           609,225
 Amortization of deferred financing costs                                                 335,004            56,525
Changes in operating assets and liabilities
 Increase in accounts receivables                                                      (1,297,820)         (391,333)
 (Increase) decrease in inventories                                                       (87,689)            7,359
 Decrease in other receivables                                                            483,366           141,046
 Increase in deferred contract costs                                                     (432,662)                -
 Increase in deferred revenue                                                             432,662                 -
 (Increase) decrease in prepaid expenses and other assets                                (259,085)          126,281
 (Increase) decrease in due to related parties                                           (126,243)           23,014
 Increase in accounts payable and accrued liabilities                                   1,594,692            66,754
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities from Continuing Operations                       (4,262,551)       (2,558,945)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations          803,522           (70,402)
--------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                  (3,459,029)       (2,629,347)
--------------------------------------------------------------------------------------------------------------------
Investing Activities
 Acquisition of companies, net of cash acquired                                          (654,279)       (2,685,424)
 Purchase of property and equipment                                                      (182,851)          (16,973)
 Deposits in trust                                                                        (79,781)                -
 Proceeds from Discontinued Operations, net of cash disposed                            2,857,895                 -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities from Continuing Operations          1,940,984        (2,702,397)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities from Discontinued Operations          149,673          (135,606)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                     2,090,657        (2,838,003)
--------------------------------------------------------------------------------------------------------------------
Financing Activities
 Borrowing (repayment) of bank credit line                                                169,620          (351,843)
 Repayment of senior convertible debt                                                    (625,353)                -
 Repayment of secured convertible debt                                                 (1,225,257)                -
 Long term debt repayments                                                                (64,355)          (84,267)
 Capital leases repayments                                                                (25,353)                -
 Repayment of related party advances                                                          (49)                -
 Common stock issued pursuant to stock options exercised                                  100,013                 -
 Common stock issued pursuant to warrants exercised                                     2,206,022           205,014
 Proceeds from other loans payable                                                        837,077           474,359
 Proceeds from senior convertible debentures                                                    -         4,675,000
 Deferred financing costs related to senior convertible debenture                               -          (413,681)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities from Continuing Operations                    1,372,365         4,504,582
--------------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations         (257,162)           25,096
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                               1,115,203         4,529,678
--------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                              404,730          (336,201)
--------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                          151,561        (1,273,873)
Cash and Cash Equivalents - Beginning of year                                             287,147         1,561,020
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of year                                                   438,708           287,147
--------------------------------------------------------------------------------------------------------------------


Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statement of Cash Flows (continued)
(Expressed in U.S. dollars)


                                                                                       For the Years Ended
                                                                                            June 30,
                                                                                      2006            2005
                                                                                        $               $
Non-Cash Financing and Investing Activities

 Issuance of common shares for Avensys business acquisition                                 -         7,633,588
 Issuance of common shares for acquisition of discontinued operations                       -         1,380,543
 Issuance of common shares for technology acquisition                                       -           125,000
 Issuance of common shares for services                                                 5,400            79,200
 Issuance of common shares for finder's fees and acquisition
       relating consulting fees                                                             -           678,463
 Settlement of outstanding legal claims by the issuance of options                     77,000                 -
 Issuance of common shares for interest payments                                      265,436                 -
 Issuance of common shares for repayment of senior convertible notes, series A      2,099,792                 -
 Issuance of common shares for conversion of senior convertible notes, series A     1,249,360                 -
 Issuance of common shares for repayment of secured convertible debentures            224,397           830,000
 Issuance of common shares to settle outstanding payables                             136,860           127,327
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures

 Interest earned from continuing operations                                           (18,935)          (40,629)
 Interest paid from discontinued operations                                            17,420            89,226
 Income taxes paid from discontinued operations                                       120,647            27,441
----------------------------------------------------------------------------------------------------------------





Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
(Formerly A Development Stage Company)
Consolidated Statements of Stockholders'
Equity (Deficit)
(Expressed in U.S Dollars)

                                     Common Shares                               Accumulated
                                  ------------------  Additional                    Other                     Total
                                     # of              Paid-In      Deferred    Comprehensive              Stockholders'
                                    Shares    Amount    Capital   Compensation      Income      Deficit       Equity
                                  ----------  ------  ----------  ------------  -------------  ----------  -------------
                                                 $        $            $              $            $             $
Balance, June 30, 2004            39,595,803    396    8,536,780    (25,974)        33,001     (6,340,550)    2,203,653
Common stock issued for services   1,002,145     10      757,653         --             --             --       757,663
Common stock issued for
  purchase of business            10,400,002    104    7,633,484         --             --             --     7,633,588
Common stock issued for purchase
  of intangible asset                164,474      1      124,999         --             --             --       125,000
Issuance of common shares from
exercise of stock options          2,120,501     22      204,990         --             --             --       205,012
Stock-based compensation                  --     --    1,190,568         --             --             --     1,190,568
Amortization of deferred
  compensation                            --     --           --     25,974             --             --        25,974
Common stock issued to settle
  outstanding payables               176,767      2      127,325         --             --             --       127,327
Beneficial conversion feature
  relating to senior secured
  convertible debentures                  --     --    2,470,674         --             --             --     2,470,674
Common stock issued upon
conversion of debentures           1,106,667     11      829,989         --             --             --       830,000
Warrants issued                           --     --    2,265,616         --             --             --     2,265,616
Common stock issued pursuant to
  warrants exercised                 216,443      2           --         --             --             --             2
Translation adjustment                                                            (397,416)                    (397,416)
Net loss for the year                                                                          (6,207,802)   (6,207,802)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005            54,782,802    548   24,142,078         --       (364,415)   (12,548,352)   11,229,859
=======================================================================================================================
Common stock issued for services      15,000     --        5,400         --             --             --         5,400
Issuance of common shares from
  exercise of stock options        1,758,000     18       99,995         --             --             --       100,013
Stock-based compensation                  --     --      490,795         --             --             --       490,795
Settlement of outstanding legal
  claims by the issuance of
  options                                 --     --       77,000         --             --             --        77,000
Common stock issued to settle
  outstanding payables               257,000      3      136,857         --             --             --       136,860
Common stock issued pursuant to
  interest payments on Senior
  Secured Convertible Notes "A"      748,819      7      265,429         --             --             --       265,436
Common stock issued pursuant to
  repayments of Senior Secured
  Convertible Notes "A"            5,897,695     59    2,099,733         --             --             --     2,099,792
Common stock issued pursuant to
  repayment of Secured
  convertible debenture              631,038      6      224,391         --             --             --       224,397
Common stock issued upon
  conversion of Senior Secured
  Convertible Notes "A"            3,575,008     36    1,249,324         --             --             --     1,249,360
Reduction in exercise price of
  outstanding warrants                    --     --    2,197,296         --             --     (2,197,296)           --
Common stock issued pursuant to
  warrants exercised               7,525,124     75    2,309,221         --             --             --     2,309,296
Common stock issued for purchase
  of business                      2,550,795     26      872,346         --             --             --       872,372
Common Stock cancellation            (70,000)    (1)           1         --             --             --            --
Translation adjustment                                                              47,849                       47,849
Net loss for the year                                                                         (11,902,443)  (11,902,443)
=======================================================================================================================
Balance, June 30, 2006            77,671,281    777   34,169,867         --       (316,566)   (26,648,091)    7,205,987
=======================================================================================================================

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


1     Going Concern

      The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Manaris Corporation (the "Company" or "Manaris") will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations and, as at June 30, 2006, had negative working capital and had not respected certain loan covenants and was required to restrict use of funds under a loan arrangement with a supplier. Accordingly, there exists substantial doubt that the Company would be able to continue as a going concern at June 30, 2006. The Company's continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

      In order to address this situation, management has developed a plan to focus on the core business of the company, resulting in part in the disposal of CLI and CSA (Note 4). Additional debt financing was also obtained in August 2006 (Note 20) to fund the operations of the Company. The Company's subsidiaries are also seeking additional debt financing to provide short-term financing for their operations. In addition to the above, the ability of the company to continue as a going concern depends on the ability of Avensys and C-Chip to realize their business plans and generate positive cash flows.

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

2.    Nature of Operations

      Manaris operates the following wholly-owned subsidiaries:

      o Avensys Inc. ("Avensys"), which develops optical components & sensors and provides environmental monitoring solutions. Avensys sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are primarily targeted at public sector organizations across Canada.

      o C-Chip Technologies Corporation (North America) ("C-Chip"), which offers products and services to the credit management marketplace. C-Chip is currently targeting the new and used car markets in North America, since its technology allows credit providers to locate and disable the operation of any vehicle in the event of a delinquent payment.

      The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip. In July 2005, the company changed its name to Manaris Corporation. The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company has achieved significant revenue from acquired companies and also has disposed of companies, as described below. The Company's assets and operations at June 30, 2006 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

3.    Basis of Presentation and Significant Accounting Policies

      Basis of Presentation

      These consolidated financial statements are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States of America ("US") and are presented in US dollars.

      Basis of Consolidation

      These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiaries, Fizians Inc., of which Avensys owns 70% of its outstanding shares, and ITF Laboratories Inc. ("ITF"), in which Avensys holds variable interests and is the primary beneficiary. b) 100% of C-Chip. The financial statements of the Company include the results of ITF for the year ended June 30, 2006 from April 18, 2006. All inter-company accounts and transactions have been eliminated in the consolidation.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Basis of Presentation and Significant Accounting Policies (continued)

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a term to maturity of three months or less at the time of acquisition to be cash and cash equivalents. The Company invests its excess cash in deposits with major financial institutions.

         Accounts Receivable

         Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on a detailed assessment of the credit risk and collectibility of specific customer accounts, as well as historical trends and other information. The Company sells the majority of its products and services in North America. The Company generally does not require collateral. Credit losses have not been historically significant.

         Fair Value of Financial Instruments

         The fair value of cash and cash equivalents, accounts receivable, other receivable, restricted held-to-maturity securities, due to related parties and accounts payable and accrued liabilities approximate their carrying value given their short-term maturity. The derivative financial instrument is carried at fair value. The Company has estimated the fair value of its bank loans and other loans payable, long-term debt, capital leases, convertible debentures and balance of purchase price payable by discounting future cash flows using interest rates which the company could obtain for loans with similar terms conditions and maturity dates. The fair value and carrying value of all such debt instruments, as at June 30, 2006, amounted to approximately $5,849,000 and $4,925,000, respectively.

         Advertising

         The Company's advertising costs are expensed as incurred, which amounted to $80,499 for the year ended June 30, 2006 (2005 - $79,436).

         Impairment of Long-Lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for future recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company's long-lived assets consist primarily of property and equipment and intangible assets.

         Recoverability of a long-lived asset is assessed by comparing the carrying amount of the asset to the sum of the estimated undiscounted future cash flows expected from its use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and the amount of such impairment loss is determined as the excess of the carrying amount over the asset's fair value.

         Foreign Currency

         a) Reporting Currency

         The Company's functional currency is the Canadian dollar. Accordingly, the consolidated financial statements are converted into the reporting currency (the US dollar) using the current rate method. Under this method, the consolidated financial statements are converted into US dollars as follows: assets and liabilities are converted at the exchange rate in effect at the date of the balance sheet, and revenue and expenses are converted using the average exchange rate for the period. All gains and losses resulting from the conversion of the consolidated financial statements into the reporting currency are included in other comprehensive loss for the period and accumulated in a separate component of stockholders' equity as accumulated other comprehensive loss or income.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Basis of Presentation and Significant Accounting Policies (continued)

      Foreign Currency (continued)

         b) Foreign Currency Transactions

         Transactions denominated in currencies other than the functional currency are converted into Canadian dollars (the functional currency) using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of recurring revenue and expense transactions. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the statement of operations. Non-monetary assets and liabilities are recorded in the functional currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

         Use of Estimates

         The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenues, expenses, the allowance for doubtful accounts, impairments of long-lived assets and goodwill, discounted liabilities and income taxes, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Management bases its estimates on historical experience, industry standards and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

         Net Loss Per Share

         Basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, such as stock options, warrants and conversion rights on convertible debentures, if dilutive. Since the Company is in a loss position for all periods presented, there is no difference between basic and diluted per share figures. The items of potential common stock noted above are anti-dilutive and have therefore been excluded from the calculation.

         Stock-Based Compensation

         The Company has elected to apply the intrinsic value method of accounting for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Basis of Presentation and Significant Accounting Policies (continued)

         Revenue Recognition

         The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB104), "Revenue Recognition" issued by the Securities and Exchange Commission

         Avensys generates revenues from the sale of fibre-based sensors, instruments and components, and environmental monitoring products. Revenue is recognized when there exists persuasive evidence of an arrangement, the sales price is fixed or determinable, the product has been delivered and collectibility is reasonably assured.

         C-Chip derives revenues from the sale of credit management devices and associated services. The devices are bundled with service agreements which provide the customer with access to C-Chip's web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services are essential to the functionality of the device, revenues from the sale of devices (including services) are deferred and recognized as revenue over the contractual service period and the related cost of revenues is deferred and amortized to cost of revenues over the corresponding period. Such items are described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip may also earn other amounts during the service period, which are charged to the customer on a pay per use basis, for which revenue and the related costs are recognized when the related service is provided.

         Business Combinations and Goodwill

         Acquisitions of businesses are accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses are included in the Consolidated Statement of Operations effective from their respective dates of acquisition.

         Goodwill represents the excess of the purchase price of acquired businesses over the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill at least annually. The Company evaluates the carrying value of goodwill in accordance with the guidelines set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS142). Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

         The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of the reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying tangible and intangible assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in the Consolidated Statement of Operations and Comprehensive Loss.

         Restricted Held-to-Maturity Security

         An irrevocable letter of credit for $89,686 (CAD$100,000) was issued by Manaris to guarantee the loan of Avensys. A term deposit, maturing on October 18, 2006 and bearing interest at 2.0% per annum, is designated as collateral for this amount.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Basis of Presentation and Significant Accounting Policies (continued)

         Property and Equipment

         The Company's property and equipment are recorded at cost. The Company provides for depreciation and amortization using the following methods and applying rates estimated to amortize the cost over the useful life of the assets:

         Computer equipment                               Straight-line and declining balance                30%-331/3%
         Furniture and fixture                            Straight-line and declining balance                       20%
         Leasehold improvements                           Straight-line over the lease terms               5 to 8 years
         Laboratory equipment                             Straight-line and declining balance                       20%
         Automotive equipment and software                Declining balance                                         30%
         Machinery and office equipment                   Declining balance                                         20%
         Capital leases                                   Straight-line over the lease terms                    3 years

         Capital Leases

         The Company enters into leases relating to computer equipment in which substantially all the benefits and risks of ownership transferred are to the Company and are recorded as capital leases and classified as property and equipment and long term borrowings. All other leases are classified as operating leases under which leasing costs are expensed in the period in which they are incurred.

         Inventory

         Inventory consists of finished products available for sale to customers, raw materials and components. Raw materials are stated at the lower of cost and replacement cost. Finished goods are stated at the lower of cost and net realizable value. Cost of materials inventory is determined on an average cost basis. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of inventory turnover by item within specific time horizons.

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

            Customer relationships                    3-10 years
            Technology                                 4-5 years
            Trade names                                  7 years

         Research and Development Expenses and Investment Tax Credits

         Research and development expenses are expensed as they are incurred. Investment tax credits ("ITCs") arising from research and development activities are accounted for as a reduction of the income tax provision for the year. Refundable tax credits and non-refundable tax credits are recorded in the year in which the related expenses are incurred. A valuation allowance is provided against such tax credits to the extent that the recovery is not considered to be more likely than not.

         The Company is subject to examination by taxation authorities in various jurisdictions. The determination of tax liabilities and ITCs recoverable involve certain uncertainties in the interpretation of complex tax regulations. As a result, the Company provides potential tax liabilities and ITCs recoverable based on Management's best estimates. Differences between the estimates and the ultimate amounts of taxes and ITCs are recorded in earnings at the time they can be determined.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Basis of Presentation and Significant Accounting Policies (continued)

         Income Taxes

         The Company utilizes the tax liability method to account for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS109). Under this method, deferred future income tax assets and liabilities are determined based on the differences between the carrying value and the tax bases of assets and liabilities.

         This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred Canadian operating losses of $16,997,671 from its inception which expire starting in 2007. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years (refer to Note
         19).

         Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

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

      SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. In line with this reporting guideline, the Company will implement SFAS 123R starting with the reporting period commencing July 1, 2006. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R. The Company will adopt the provisions of SFAS 123R effective July 1, 2006. Upon adoption of FAS123R, stock based compensation determined under the fair value method (as disclosed in Note
      16) will be recorded as an expense in the Statement of Operations instead of being disclosed on a pro-forma basis as has been done in 2006 and prior years. The Company is currently evaluating the potential impact of any additional requirements of FAS 123R.

      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
      3. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements Basis of Presentation and Significant Accounting Policies (continued)

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


         Recent Accounting Pronouncements (continued)


         similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The provisions of SFAS 154 apply for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of this standard is not expected to have a material effect on our Company's results of operations or financial position.

         In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and
         144. SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on our Company's results of operations or financial position.

         In March 2006, FASB issued SFAS 156. Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS 156 must be adopted no later than the beginning of its first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on our Company's results of operations or financial position.

         In June 2006, FASB issued Interpretation No. 48 - an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Under FIN 48, differences resulting from this evaluation of tax positions would result in either of an increase of liabilities or decrease of assets. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this interpretation on the Company's results of operations and financial position.

         Comparative Financial Statements

         The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


4.    Discontinued operations

         CLI

         On February 8, 2006, as part of efforts to streamline operations, the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de credit commercial Inc. (the "CLI Group") to The Garda Security Group Inc. (the "Purchaser") for a purchase price of $4,284,123 (CAD$5,000,000) resulting in gross cash proceeds to the Company of $3,341,616 (CAD$3,900,000) of which $1,285,237 (CAD$1,500,000) was placed in trust. The deposit in trust partially represented a holdback in the amount of $214,206 which would become payable by the purchaser no later than 10 days following acceptance by the purchaser of the unaudited financial statements of the CLI Group for the period from July 1, 2005 to February 18, 2006. The remaining amount of $1,071,030 represented withholding tax of 25% of the sale price which was required to be withheld under Section 116 of the Canadian Income Tax Act since the Company is not a Canadian resident corporation. The withholding tax amount has been remitted to the Company as Canada Revenue Agency delivered a certificate of compliance with respect to this transaction. At June 30, 2006, there remains $79,781 (CAD$88,956) in trust. The Agreement stipulated a price adjustment based on certain financial criteria which resulted in a purchase price adjustment of $45,917 (CAD$51,538), which was paid to the purchaser subsequent to the year end. Following the payment of the price adjustment, Manaris received the balance of the funds held in trust.

         In conjunction with the Agreement, the purchaser assumed the Company's obligations to two executives of the CLI Group for settlement of long-term notes payable amounting to $942,507 issued by Manaris when the CLI Group was originally acquired in February 2005. Manaris was required to repay advances from the CLI Group totaling $214,206 and accrued interest on the debt obligations of $40,978. In addition, the Company settled the majority of the remaining obligations to the two CLI Group executives in the amount of $481,444 by a payment of cash consideration totaling $257,047 and the issuance of 631,038 shares with a fair value of $224,397 or approximately $0.3556 per share. These payments resulted in net cash proceeds from the disposal of $2,644,871. The closing date of the transaction was February 15, 2006 and the effective date was February 18, 2006.

         The loss on disposal included in the results from discontinued operations has been computed as follows:


              Proceeds:                                            $
              Cash                                             3,341,616
              Price adjustment                                  (45,917)
              -----------------------------------------------------------
              Total proceeds:                                  3,295,699
              -----------------------------------------------------------
              Direct transaction costs                         (183,861)
              -----------------------------------------------------------
              Sub-total:                                       3,111,838
              -----------------------------------------------------------
              Net assets of discontinued operations          (3,186,815)
              -----------------------------------------------------------
              Loss on disposal of the CLI Group                 (74,977)
              -----------------------------------------------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Discontinued operations (continued)

         CLI (continued)

         Cash proceeds noted above was used as follows:

                                                                        $
           Total proceeds                                           3,295,699
           Direct transaction costs                                 (183,862)
           Settlement of advances from the CLI Group                (214,206)
           Settlement of debt obligations for cash                  (257,047)
           Interest paid on settlement of debt obligations           (40,978)
           -------------------------------------------------------------------
           Net cash proceeds                                        2,599,606
           -------------------------------------------------------------------

         The cash proceeds from Discontinued Operations net of cash balance disposed of amounted to $2,857,895. The net assets of discontinued operations in the above table are net of the obligations to the two CLI Group executives assumed by the purchaser in amount of $942,507.

         The carrying values of the major classes of assets and liabilities disposed of are as follows:


                                                                         $
           Cash                                                       253,942
           Accounts receivable                                        667,585
           Prepaid expenses                                            42,448
           Property and equipment                                     167,049
           Inventory                                                   76,947
           Goodwill                                                 2,812,293
           Intangible assets                                          773,944
           Accounts payable                                         (228,723)
           Accrued liabilities                                      (403,893)
           Deferred income  taxes                                     (3,659)
           Long term debt, current portion                           (18,980)
           Long term debt, less current portion                       (9,631)
           -------------------------------------------------------------------
           Net assets of discontinued operations                    4,129,322
           -------------------------------------------------------------------

         CSA

         On September 22, 2005, CSA entered into an agreement with Securite Kolossal Inc. to sell its customer list for CAD$100,000, subject to adjustment. At December 31, 2005, the Company received CAD$50,000. Following a CAD$10,000 adjustment, the remaining balance of CAD$40,000 was received in January 2006. The Company has since wound up all remaining activities of CSA. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intended to settle its payables. All proceedings against CSA were stayed.

         All assets related to CSA were written down to their net recoverable amount or fair value as appropriate during the three month period ended September 30, 2005, resulting in a write-off of CAD$124,477, and all liabilities remained at their face value, being the amounts expected to be allowed under the bankruptcy proceedings.

         On April 4, 2006, a meeting of the creditors was concluded with the unanimous approval of the settlement proposal brought forward by CSA. The settlement proposal was ratified by the Superior Court of Quebec on May 3, 2006. This proposal settled all outstanding liabilities of CSA for $249,688 (CAD$277,507). The settlement was funded from CSA cash on hand of $137,423 (CAD$153,061), and a payment of $112,265 (CAD$124,446)
         from Manaris. Subsequent to the settlement of CSA's obligations under the approved proposal, a gain on settlement of CSA liabilities of $474,834 (CAD$532,953) was recognized in CSA.

         Manaris on behalf of CSA incurred CAD$25,000 in reorganization expenses, which are professional fees payable to the Trustee as a result of the bankruptcy protection filing, of which CAD$12,000 was paid during the three month period ended December 31, 2005, and CAD$13,000 was paid during the three month period ended March 31, 2006. These amounts have been included in the results of discontinued operations.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Discontinued operations (continued)

     The carrying values of the major classes of assets and liabilities of discontinued operations, which include CSA as at June 30, 2006 and CSA and CLI as at June 30, 2005, are as follows:



                                                            June 30, 2006                    June 30, 2005
                                                           -----------------   ----------------------------------------------
                                                                 CSA                 CLI             CSA           Total
                                                                  $                   $               $              $
Cash and cash equivalents                                                42                  -                -            -
Accounts receivable                                                   8,969            659,349          423,190    1,082,539
Other receivables                                                         -             40,140                -       40,140
Inventories                                                               -             94,902            2,367       97,269
Prepaid Expenses                                                          -             48,050            8,975       57,025
----------------------------------------------------------------------------   ----------------------------------------------
Total Current Assets                                                  9,011            842,441          434,532    1,276,973

Property and equipment                                                    -            190,671           12,270      202,941
Intangible assets                                                         -            894,144           26,644      920,788
Goodwill                                                                  -          3,004,620           43,226    3,047,846
----------------------------------------------------------------------------   ----------------------------------------------
Total Long-Lived Assets                                                   -          4,089,435           82,140    4,171,575
----------------------------------------------------------------------------   ----------------------------------------------
Total Assets                                                          9,011          4,931,876          516,672    5,448,548
----------------------------------------------------------------------------   ----------------------------------------------

Accounts Payable and accrued liabilities                                  -            499,258          541,519    1,040,777
Bank and other loans payable                                              -             82,571          316,331      398,902
Due to related parties                                                    -             82,583                -       82,583
Current portion of long term debt                                         -             52,666                -       52,666
----------------------------------------------------------------------------   ----------------------------------------------
Total Current Liabilities                                                 -            717,078          857,850    1,574,928

Long Term Liabilities                                                     -            214,127                -      214,127
----------------------------------------------------------------------------   ----------------------------------------------
Total Liabilities of Discontinued Operations                              -            931,205          857,850    1,789,055
----------------------------------------------------------------------------   ----------------------------------------------

     Summary results of discontinued operations:



                                                                   Total                     CLI                     CSA
                                                              2006       2005          2006       2005         2006        2005
                                                               $           $            $          $             $           $

Revenues from Discontinued Operations                      3,761,474   3,440,608    3,193,451   1,449,976     568,023    1,990,632
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax earnings (loss) from Discontinued Operations         345,261    (454,951)     234,760       9,567     110,501     (464,518)
-----------------------------------------------------------------------------------------------------------------------------------

After-tax earnings (loss) from Discontinued Operations (1)   224,614    (459,251)     114,113     (26,973)    110,501     (432,278)
Loss on disposal of the CLI group                            (74,977)          -      (74,977)          -           -            -
-----------------------------------------------------------------------------------------------------------------------------------
Results of Discontinued Operations                           149,637    (459,251)      39,136     (26,973)    110,501     (432,278)
-----------------------------------------------------------------------------------------------------------------------------------

(1) CSA includes gain on settlement of liabilities of $474,834 for the year ended June 30, 2006.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


5.    Business Combinations

         Avensys

         On February 28, 2005, the Company completed its acquisition of Avensys Inc. ("Avensys"). The acquisition resulted in the issuance of 10,400,002 restricted shares of the Company's common shares having a fair value of $0.75 per share and a total value of $7,800,000 (before discounting as discussed below) in exchange for 15,746,369 shares of Avensys which constituted all of the issued and outstanding common stock of Avensys. The Company also purchased and cancelled all of the outstanding Avensys stock options for a total of $312,652 (CDN$385,000). The beneficiaries of the options received $187,592 (CDN$231,000) on February 28, 2005 and will receive the balance of $124,970 (CDN$154,000) on or before December 31, 2005. The Company issued 427,432 restricted shares of common stock as a finder's fee to an unrelated party. The Company incurred direct costs associated with the acquisition of $45,000 (CDN$55,413). The total value of the cancelled stock options, finders fee and direct costs were accounted for as purchase price adjustments to goodwill. The 10,400,002 restricted shares are to be released from escrow over the eighteen months after acquisition. As a result the value of restricted stock paid was discounted in the amount of $166,414.

         Avensys offers fiber optics sensor technology to monitor a variety of environments, including air, water, soil as well as buildings and infrastructures. Avensys specializes in providing solutions to monitor different types of environments, solving environmental monitoring problems, from micro scale in-building sensing systems to macro scale wireless landslide and flood warning systems in different countries, covering air, water and soil as well as the security of materials and infrastructures, employing a wide range of technologies including Optical Fiber Sensing Technology.

         On February 28, 2005, the Company completed its acquisition of Avensys. The purchase price allocation was previously preliminary and subject to change. During the three months ended December 31, 2005 the Company completed the purchase price allocation which resulted in certain adjustments to goodwill and intangible assets. The results of operations of Avensys have been included with those of the Company for periods subsequent to February 28, 2005.

         The purchase price was allocated to the assets acquired and liabilities assumed as follows:


                                                       Original          Reallocations          Final
                                                      allocation            in 2006          allocation
                                                           $                                      $
Current assets                                             3,499,635           -                 3,499,635
Property and equipment                                       523,898           -                   523,898
Customer relationships                                     2,786,978         1,387,841           4,174,819
In-process research and development                          386,749           -                   386,749
Other assets                                                 101,511           -                   101,511
Bank indebtedness                                        (1,202,483)           -               (1,202,483)
Other current liabilities                                (2,358,108)           -               (2,358,108)
Long-term debt - current portion                           (122,829)           -                 (122,829)
Long-term debt                                           (1,453,966)           -               (1,453,966)
Other liabilities                                           (16,678)           -                  (16,678)
Excess purchase consideration (goodwill)                   6,679,608       (1,387,841)           5,291,767
-----------------------------------------------------------------------------------------------------------

Total                                                      8,824,315           -                 8,824,315
-----------------------------------------------------------------------------------------------------------

              Amortizable Intangible Assets

              Customer relationships represents information about customers such as their name, contact information, order history and demographic information. The income approach using a discounted cash flow method was used to estimate the fair value of the customer list, more specifically, the multi-period excess earnings method. This method is predicated on the theory that the value of an asset or investment is the present value of future cash flows discounted at a rate commensurate with the time value of money and the underlying risks of the subject investment. The Company is amortizing the fair value of the customer relationships on a straight-line basis over the remaining estimated useful life of ten years.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Business Combinations (continued)

         Avensys (continued)

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

         ITF

         On April 18, 2006, Manaris, Avensys and Avensys Laboratories Inc ("ALI"), entered into an Asset Purchase Agreement (the "Agreement") to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc.,, a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The transaction represents the acquisition of a business, which adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF Optical Technologies Inc. specializes in providing applications for submarine, military, telecom and industrial uses.

         The purchase price paid for the manufacturing assets acquired by Avensys, pursuant to the ITF Agreement, was approximately $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and
         $872,372 (CAD$1,000,000) of Manaris common stock (2,550,795 common shares).

         ALI, Avensys's research and development partner, also pursuant to the ITF Agreement, purchased ITF Optical Technologies Inc. research and development assets and intellectual property rights (the "R&D assets") The consideration paid for the R&D assets was CAD$2,000,000 representing the fair market value of the R&D assets, payable in 580,000 shares of common stock of ALI and 2,000,000 shares of Class E preferred stock of ALI (the "Avensys Laboratories Shares") issued to the former shareholders of ITF Optical Technologies Inc. (the "ITF Preferred Shareholders"). In the aggregate, the Avensys Laboratories Shares issued pursuant to the ITF Agreement represent 58% of the voting stock of ALI. As a result of the ITF Agreement, Avensys' ownership of the voting stock of ALI has decreased from 49% to 42%.

         In connection with the ITF Agreement, the following additional agreements were also entered into:

         o A License Agreement was entered into between Avensys and ALI, pursuant to which Avensys was granted an exclusive license to use ALI's intellectual property and patent improvements, as defined in the License Agreement, in order to develop and sell products incorporating ALI's intellectual property. As consideration for the license, Avensys will be making royalty payments to ALI. Also pursuant to the License Agreement, ALI will continue to conduct research and development for the mutual benefit of both parties.

         o A Shareholder Agreement was entered into between Avensys and the ITF Preferred Shareholders. Pursuant to the Shareholder Agreement, the ITF Preferred Shareholders shall not transfer any Avensys Laboratories Shares, subject to limited exceptions. The Shareholder Agreement also stipulates that, between April 1, 2009 and October 1, 2009, each ITF Preferred Shareholder shall have an option to (i) sell the Avensys Laboratories Shares to Avensys for its proportionate share of $1,793,722 (CAD $2,000,000), or (ii) exchange the Avensys Laboratories Shares for 3,826,531 freely tradable shares of Manaris common shares determined based upon its proportionate share of $1,345,291 (CAD $1,500,000) divided by a reference per share price of $0.35 (CAD $0.39), the "call option".

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Business Combinations (continued)

         ITF (continued)

         As a result of the above arrangements, ALI has been determined to be a variable interest entity for which Avensys is the primary beneficiary. Accordingly, ALI is accounted for as a consolidated subsidiary. The Preferred Shareholder arrangement entitling these shareholders to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company's common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value will be accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the shareholders could require a payment. The carrying value of the note as at June 30, 2006 is $877,675. The embedded conversion option has been classified as a liability and was recognized at its fair value on the date of issuance of $503,814. Subsequently, this conversion option is measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $458,271 as of June 30, 2006. The fair value of the embedded conversion option is determined by using the Black-Scholes Model.

         The purchase price of the acquired assets was calculated as follows:

                                                            $
Manufacturing Assets
Cash                                                          654,279
Fair value of Manaris shares issued                           872,372
                                                    ------------------
                                                            1,526,651
                                                    ------------------
R&D Assets
Balance of purchase price payable                             794,148
Fair Value of Derivative Instrument                           503,814
                                                    ------------------
                                                            1,297,962
                                                    ------------------

Transaction Costs                                             139,493
                                                    ------------------
                                                            2,964,106
                                                    ------------------


         The fair value of Manaris shares issued was determined based upon the average share price for a period of three days before and after the date the terms of the acquisitions were negotiated and announced, being April 4, 2006.

         The purchase price was allocated to the following assets and liabilities:

                                             $

Current Assets                                 506,960
Depreciable Fixed Assets                     2,599,190
Developed Technologies                         209,509
Trade Name                                     111,738
Current Liabilities                           (463,291)
                                      -----------------
                                             2,964,106
                                      -----------------

         The Company is amortizing the fair value of the purchased intangible assets on a straight-line basis over the remaining estimated useful life of five (5) years for Developed Technologies and seven (7) years for Trade Names.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Business Combinations (continued)

         ITF (continued)

         Unaudited Pro Forma Results of Operations

         The pro forma data of the Company set forth below is unaudited and gives effect to the ITF purchase transaction completed in fiscal 2006 as if it had occurred at the beginning of fiscal 2006 (being July 1, 2005) and the ITF and Avensys acquisitions as if they had occurred at the beginning of fiscal 2005 (being July 1, 2004). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

                                                               June 30,
                                                          2006          2005
                                                       -------------------------
(In thousands, except per share amounts)                   $              $

Pro forma net revenues                                   13,227        13,284
Pro forma net loss applicable to common shareholders    (17,257)      (12,888)
Pro forma net loss per share (basic and diluted)          (0.24)        (0.23)

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


6.    Property and Equipment

                                                                  June 30,
                                                                    2006
                                                   Accumulated    Net Book
                                       Cost       Amortization     Value
                                      ---------   ------------   ---------
                                          $             $            $
Automotive equipment                     43,141        24,845       18,296
Computer equipment                      470,631       395,952       74,679
Furniture and fixtures                  327,787       309,461       18,326
Laboratory equipment                  2,762,980       323,812    2,439,168
Leasehold improvements                  383,364        73,408      309,956
Machinery and office equipment          315,328       184,581      130,747
Software                                127,632        61,755       65,877
Capital leases - computer equipment      49,039        23,686       25,353
--------------------------------------------------------------------------
Total property and equipment          4,479,902     1,397,500    3,082,402
==========================================================================
Depreciation during the year                                       270,270
--------------------------------------------------------------------------

                                                                  June 30,
                                                                    2005
                                                  Accumulated     Net Book
                                       Cost       Amortization     Value
                                      ---------   ------------   ---------
                                         $             $             $
Automotive equipment                     33,811        17,318      16,493
Computer equipment                      394,655       339,294      55,361
Furniture and fixtures                  321,999       271,199      50,800
Laboratory equipment                    399,449       161,527     237,922
Leasehold improvements                   57,482        44,357      13,125
Machinery and office equipment          260,659       140,683     119,976
Software                                 76,842        42,385      34,457
Capital leases - computer equipment          --            --           -
--------------------------------------------------------------------------
Total property and equipment          1,544,897     1,016,763     528,134
==========================================================================
Depreciation during the year                                       70,759
--------------------------------------------------------------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


7.    Intangible Assets


The following table presents details of the Company's purchased intangible assets with definite lives:

                          Weighted Average                Accumulated   June 30, 2006
                           Life in Years       Cost     Amortization   Net Book Value
                          ----------------   ---------   ------------   --------------
                                                 $            $                $
Technology                       4.80          209,509        8,313          201,196
Customer relationships           8.97        4,286,704      839,106        3,447,598
Trade name                       6.80          111,738        3,260          108,478
------------------------------------------------------------------------------------
Total intangible assets          8.68        4,607,951      850,679        3,757,272
====================================================================================

                          Weighted Average               Accumulated     June 30, 2005
                            Life in Years      Cost     Amortization   Net Book Value
                          ----------------   ---------   ------------   --------------
                                                 $            $               $
Technology                       1.44          699,285      448,010          251,275
Customer relationships           6.53        2,898,863      218,154        2,680,709
Trade name                         --               --           --               --
------------------------------------------------------------------------------------
Total intangible assets          6.09        3,598,148      666,164        2,931,984
====================================================================================

      The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

                 $
2007           453,705
2008           439,335
2009           439,335
2010           439,335
2011           431,022
Thereafter   1,554,540
----------------------
             3,757,272
----------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Intangible Assets (continued)

      The changes in the carrying amount of intangible assets during the years ended June 30, 2006, and 2005 is as follows:


                                                              CSA & CLI
                                                            (Disontinued   Avensys &
                                                             Operations)    Manaris      Total
                                                            ------------   ---------   ---------
                                                                  $            $          $
Balance as of June 30, 2004                                         --       447,125     447,125
------------------------------------------------------------------------------------------------
Acquisiton of intangible assets                                981,588     2,914,439   3,896,027
Impairment of intangible assets during fiscal 2005                  --      (117,200)   (117,200)
Amortization during year                                       (60,800)     (312,380)   (373,180)
------------------------------------------------------------------------------------------------
Balance as of June 30, 2005                                    920,788     2,931,984   3,852,772
------------------------------------------------------------------------------------------------
Reclassifications (discontinued operations)                   (920,788)           --    (920,788)
------------------------------------------------------------------------------------------------
Adjusted balance as of June 30, 2005                                --     2,931,984   2,931,984
------------------------------------------------------------------------------------------------
Acquisition of intangible assets                                    --       321,247     321,247
Adjustment upon finalization of purchase price allocation           --     1,387,841   1,387,841
Impairment of intangible assets during fiscal 2006                  --      (107,715)   (107,715)
Amortization during year                                            --      (776,085)   (776,085)
------------------------------------------------------------------------------------------------
Balance as of June 30, 2006                                         --     3,757,272   3,757,272
================================================================================================


      Management recorded an intangible assets impairment charge of $107,715 in the Consolidated Statement of Operations for the year ended June 30, 2006 relating to intangible assets of Manaris which were no longer in use.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


8.    Goodwill

      The changes in the carrying amount of goodwill during the years ended June 30, 2006 and 2005 is as follows:


                                                                    CSA & CLI
                                                                  (discontinued    Avensys &
                                                                   operations)       C-Chip        Total
                                                                  -------------   -----------   -----------
                                                                        $              $            $
Balance as of June 30,2004                                             107,000             --       107,000
Goodwill acquired during the period                                  3,004,620      6,679,608     9,684,228
Impairment of goodwill during fiscal 2005                              (63,774)            --       (63,774)
-----------------------------------------------------------------------------------------------------------
Balance as of June 30, 2005                                          3,047,846      6,679,608     9,727,454
-----------------------------------------------------------------------------------------------------------
Reclassifications (discontinued operations)                         (3,047,846)            --    (3,047,846)
-----------------------------------------------------------------------------------------------------------
Reclassified balance as of June 30, 2005                                    --      6,679,608     6,679,608
-----------------------------------------------------------------------------------------------------------
Impairment of goodwill                                                      --     (1,529,767)   (1,529,767)
-----------------------------------------------------------------------------------------------------------
Adjustment of goodwill following finalization of purchase price
  allocation                                                                       (1,387,841)   (1,387,841)
-----------------------------------------------------------------------------------------------------------
Balance as of June 30, 2006                                        $        --    $ 3,762,000   $ 3,762,000
===========================================================================================================


      In May 2006, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit's present value of expected future cash flows. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit's underlying assets and liabilities, and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, the Company recorded a goodwill impairment charge (labelled "Loss on Impairment of Goodwill") of $1,529,767 in the Consolidated Statement of Operations for the fiscal year ended 30 June 2006. Management believes this impairment arose primarily as a result of an increase in the timeframe for realizing growth objectives and anticipated cash flows of the Avensys reporting unit.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


9.    Balance Sheet Details


                                            June 30,    June 30,
                                              2006        2005
                                                $           $
Other Receivables
  Grants receivable                               --      59,110
  Investment tax credits receivable          117,190     596,417
  Sales tax receivable                       151,332     111,545
  Other                                      107,220      92,036
----------------------------------------------------------------
                                             375,742     859,108
================================================================
Inventory
  Raw materials                              635,405     261,445
  Work in process                            120,864          --
  Finished goods                             807,536     739,062
----------------------------------------------------------------
                                           1,563,805   1,000,507
================================================================
Accounts Payable and Accrued Liabilities
  Accounts payable                         3,911,610   1,239,907
  Payroll and benefits                       184,785     513,617
  Income taxes payable                         1,794      68,485
  Rent payable                                12,894      10,800
  Accrual for litigation costs                    --     160,392
  Royalties payable                               --     236,144
  Deferred revenue                           151,272       9,832
  Other                                      404,504     249,132
----------------------------------------------------------------
                                           4,666,859   2,488,309
================================================================

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


10.   Variable Interest Entity

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

      During the year ended June 30, 2005, Avensys transferred its research activities to ALI. Avensys owned at the time 49% of ALI and the two entities entered into an Agreement (the "Agreement") whereby ALI would perform research and development activities for Avensys. The Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to Research & Development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $448,430 (CAD$500,000). ALI provided research & development for Avensys only. However, it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

      As a result of the above, ALI had been included in the consolidated financial statements commencing in the year ended June 30, 2005 since Avensys was the primary beneficiary.

      During the year ended June 30, 2006, ALI purchased ITF's R&D assets as part of the ITF business combination described in Note 5, above. As a result of the ITF transaction, Avensys' s ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which Avensys is the primary beneficiary. Consequently, ALI will continue to be consolidated by Avensys and Manaris following the ITF transaction. Following this transaction, ALI changed its name to ITF Optical Laboratories Inc.

      ITF Laboratories Inc. continues to provide research & development solely for Avensys. However, it may enter into agreements with third parties in the future. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the company for the year ended June 30, 2006, since Avensys is the primary beneficiary. The impact of including ITF Laboratories Inc. in the consolidated balance sheet as at June 30, 2006 includes approximate additions to current assets of $967,397, net property and equipment of $1,201,358, intangible assets of $343,717 and current liabilities of $1,138,306. The impact on the consolidated statement of operations for the year ended June 30, 2006 was an increase in revenue of approximately $180,000, an increase in expenses of approximately $1,300,000. The increase in expenses includes an amount for research and development expenses of approximately $1,100,000.

11.   Related Party Transactions and Balances

      The total amount due to officers and/or shareholders of the Company at June 30, 2006 is $40,000 (June 30, 2005: $268,435). The amounts due are non-interest bearing, unsecured and have no fixed terms of repayment.

12.   Bank and Other Loans Payable

      Avensys maintains a line of credit from a financial institution for an authorized amount of $1,219,731 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at June 30, 2006 amounted to $967,004 (CAD$1,078,209) (June 30, 2005 $879,134 - CAD$1,077,291). Avensys has designated its accounts receivable totalling $2,822,209 (CAD$3,146,763) and inventories totalling $1,505,003 (CAD$1,678,078) as collateral for the line of credit. According to terms of the credit agreement, the company is subject to certain financial covenants which were not respected as at June 30, 2006. Consequently, the financial institution may exercise its right to demand repayment at any time. The line of credit is currently under review and negotiation for renewal and a new agreement has not as yet been reached.

      In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (2005 - 15%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility, giving rise to the balance outstanding as at June 30, 2006 of $1,364,692 (CAD$1,521,632) (June 30, 2005 $320,127 - CAD$392,284). The supplier holds a lien on C-Chip's proprietary technology as collateral for the credit facility.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


13.   Long-Term Debt

                                                                            June 30,   June 30,
                                                                              2006       2005
                                                                                $          $

Mortgage loan secured by Avensys' intangible and movable tangible assets,
  (June 30, 2006-CAD$329,000), bearing interest at prime rate plus 2.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in
  May 2010                                                                   295,067    331,320

Capital lease obligations (CAD$28,269), bearing interest between 5.83%
  and 7.72%, maturing between March 2007 and May 2008                         25,353         --

Note payable (June 30, 2006-CAD$6,910), non-bearing interest, payable in
  monthly instalments of $691, unsecured, maturing in April 2007               6,197     12,408

Note payable, bearing interest at prime rate, payable in six monthly
  payments, unsecured, matured October 2005                                       --     44,720

Note payable on demand (June 30, 2005-CAD$16,382), non-interest bearing,
  unsecured (1)                                                                   --     13,369

Note payable (June 30, 2005-CAD$12,778), non-interest bearing, unsecured,
  matured May 2006                                                                --     10,428

Note payable (June 30, 2005-CAD$5,000), non-interest bearing, unsecured,
  matured February 2006                                                           --      4,080
-----------------------------------------------------------------------------------------------
                                                                             326,617    416,325
Less: Current portion of long-term debt                                      103,717    143,727
-----------------------------------------------------------------------------------------------
Long-term debt                                                               222,900    272,598
===============================================================================================


      Principal payments on long-term debt and capital leases are as follows:

                                                                                $          $
2007                                                                         103,717    143,727
2008                                                                          78,506     72,664
2009                                                                          75,336     68,549
2010                                                                          69,058     68,549
2011                                                                              --     62,836
-----------------------------------------------------------------------------------------------
Total                                                                        326,617    416,325
-----------------------------------------------------------------------------------------------

      (1) Note payable of $13,369 (CAD$16,382) was repaid on December 14, 2005.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


14.   Convertible Debentures

                                                                            June 30,   June 30,
                                                                              2006       2005
                                                                                $         $
                                                                            --------   --------
Senior secured convertible debentures bearing interest at 7%, payments of
  $233,750 for 20 months beginning June 16, 2005, interest payable each
  June and December, maturing January 31, 2007, original principal amount
  of $4,675,000 (Note 14 (a))                                                188,328     557,284

Secured convertible debentures bearing interest at  9%, maturing
  February 2010, original principal amount of $1,387,302 (CAD$1,700,000)
  (Note 14 (b))                                                                   --   1,387,302

Unsecured convertible debentures bearing interest at 15%, maturing
  September 1, 2007, original principal amount of $437,220 (CAD$487,500)
  (Note 14 (b))                                                              399,563     336,152

Unsecured convertible debentures bearing interest at 12% maturing
  March 1, 2008, original principal amount of $358,744 (CAD$400,000)
  (Note 14 (b))                                                              343,109     300,002
------------------------------------------------------------------------------------------------
                                                                             931,000   2,580,740
Less: Current portion of convertible debentures                              587,891     557,284
------------------------------------------------------------------------------------------------
Convertible debentures                                                       343,109   2,023,456
================================================================================================

      Principal payments on the convertible debentures for the next five years are as follows:

                                                                               $
2007                                                                        587,891
2008                                                                        343,109
2009                                                                             --
2010                                                                             --
2011                                                                             --
-----------------------------------------------------------------------------------
Total                                                                       931,000
-----------------------------------------------------------------------------------

      a) Senior Secured Convertible Debentures

         On February 16, 2005, the Company issued Senior Secured Convertible Notes Series A ("Notes") and Series E and F Warrants (See Note 16(b)) for an aggregate principal amount of $4,675,000.

         In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid-in capital and an equivalent discount against the Notes. The carrying amount of the Notes is being increased monthly by periodic accretion under the effective interest method. The Company remains obligated for the entire contractual balance of the Notes of $4,675,000.

         These Notes bear interest at 9% per year from February 16, 2005 until the first principal payment date on June 16, 2005 and 7% per year after this date. The principal amount on these Notes is payable in twenty
         (20) equal monthly installments of $233,750 subject to certain adjustments. Interest on these Notes is payable on the last day of June and December of each year commencing on June 30, 2005. At June 30, 2006, the outstanding principal amount on the Notes was $1,015,843 with monthly installments of $145,120.

         All payments of interest may be made, at the option of the Company, (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days ("Market Price").

         All payments of principal may be made, at the option of the Company,
         (a) in cash with a premium equal to 10% of the cash amount paid; or (b) in shares of common stock of the Company valued at 85% of the Market Price.

         All payments made by the issuance of shares will be acceptable only if the related shares of the Company have first been registered with the Securities and Exchange Commission.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Convertible Debentures (continued)

         Senior Secured Convertible Debentures (continued)

         The holders of these Notes have the right, at their option at any time, to convert some or all of the Notes including the principal amount and the amount of any accrued but unpaid interest into a number of common shares of the Company valued initially at $0.65 per share, subject to certain adjustments as described in the purchase agreement. As part of the special warrant offering, the conversion price on such notes was reduced to $0.35 (see Note 16).

         In connection with the placement of these Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company's common stock at prices ranging from $0.01 to $0.76 per share subject to certain adjustments, (see Note 16(b)) and expiring from three months following the date of their Registration until February 16, 2010.

         The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series IB1, IB2 and , IB3, IB4, and IB5 and as deferred issue expenses for the Notes and issue expenses for the Warrants Series E and F.

         To secure payment of the principal amount of the Notes and the interest thereon, the Company hypothecated, in favor of the note holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company.

         The purchase agreement with respect to these Notes contain certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) for so long as at least $2,500,000 principal amount of these Notes remains outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to these Notes provided however that the Company may have outstanding bank debt.

      b) Unsecured Convertible Debentures

         With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares. At year-end the discount related to the conversion feature is $37,657.

         With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $326,424 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At year-end the discount related to the conversion feature is $15,635.

         With the sale of CLI (Note 4), the Company settled the secured convertible debentures owing as at June 30, 2005 in the amount of $1,387,302 (CAD$1,700,000) by payments of cash in the amount of $1,199,554 (CAD$1,400,000) and the issuance of 687,275 shares with a fair value of $250,106 (CAD$300,000).

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


15.   Common Stock

      At June 30, 2006, the Company had authority to issue 500,000,000 shares of common stock. The Company had 77,671,281 and 54,782,802 of common shares outstanding at June 30, 2006 and 2005, respectively.

      For the fiscal year ended June 30, 2006:

      a) The Company issued 1,758,000 common shares for total proceeds of $100,013 from the exercise of stock options.

      b) The Company issued 10,221,522 common shares in connection with the Series A Notes. Of that amount, 5,897,695 common shares, with a fair value of $2,099,793, were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded and the $2,099,792 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, the holders of the convertible debentures converted debentures with a principal amount of $1,249,360 into 3,575,008 common shares at the existing conversion rate of $0.35. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $1,181,188 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 748,819 common shares, with a fair value of $265,436, were issued for interest payments. Since the company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded.

      c) The Company issued 7,525,124 common shares for total proceeds of $2,309,296 following the exercise of 17,525,124 warrants.

      d) A total of 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501. The fair value of the options issued was $136,860 resulting in a loss of $31,359, which has been charged to other expense.

      e) In February 2006, the Company issued 631,038 common shares valued at $224,397 as the repayment of secured convertible debentures with a principle amount of $224,397 in accordance with the original terms of the debt. Since the Company had been accounting for this debt on the basis that the principal payments would be made in shares, no gain or loss was recorded (Note 4).

      f) In April 2006, the Company issued 2,550,795 restricted common shares having a value of $872,372 for the acquisition of ITF assets. (Note 5)

      g) In April 2006, the Company cancelled 70,000 restricted common shares out of 120,000 restricted common shares issued in May 2005 for consulting fees. These share had originally been issued and held in escrow with 10,000 shares being released from escrow each month. Consequently, there was no unearned compensation expense to reverse upon cancellation.

   For the fiscal year ended June 30, 2005:

      a) The Company issued 2,120,501 common shares for total proceeds of $205,012 from the exercise of stock options.

      b) A total of 176,767 stock options were exercised after issuance to settle outstanding payables in the amount of $127,327, the value of the payables settlement representing the fair value of the shares.

      c) The Company issued 121,250 restricted common shares and 95,193 common shares for total proceeds of $2 following the exercise of 216,443 Series IB1 warrants.

      d) In May 2005, the Company issued 120,000 restricted common shares with a value of $79,200 for consulting fees.

      e) In April 2005, the Company issued 1,106,667 restricted common shares valued at $830,000 following the conversion of convertible debentures.

      f) In April 2005, the Company issued 258,000 restricted common shares valued at $175,182 as a finder's fee and 32,260 restricted common shares valued at $32,260 as a consultant's fee related to the acquisition of Avensys Inc. A total of 159,458 restricted common shares valued at $146,701 were issued as a finder's fee related to the acquisition of CLI Group (Notes 4(a) and (b)).

      g) In January 2005, the Company issued 164,474 restricted common shares with a value of $125,000 for the purchase price of Markus 360.

      h) In March 2005, the Company issued 10,400,002 restricted common shares having a value of $7,633,586 for the acquisition of Avensys Inc. The Company issued 432,427 restricted common shares valued at $324,320 as finder's fee related to the acquisition of Avensys Inc. (Note 5).

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Common Stock (continued)


                                                  June 30,     June 30,
                                                    2006         2005
                                                 ----------   ----------
Common stock reserved for issuance:
Stock Options
  Options outstanding                             4,486,750    3,842,500
  Reserved for future issuance                    4,539,564    2,198,814
Warrants                                         13,015,714   14,390,652
Conversion of senior secured convertible notes    2,487,593    8,486,383
Conversion of secured convertible notes                        2,154,739
Conversion of unsecured convertible notes         1,984,645
                                                 -----------------------
                                                 26,514,266   31,073,088
                                                 =======================



16.   Stock Options and Warrants

      a) Stock Options

         During the fiscal year ended June 30, 2006:

         i) The Company granted 113,000 stock options to employees at exercise prices ranging from $0.34 and $0.41 per share respectively. These stock options vest over a period of one year.

         ii) During the year, a total of 118,750 employee stock options were forfeited.

         iii) The Company granted 575,000 stock options to directors pursuant to a non-qualified stock option plan with exercise prices ranging from $0.00001 and $0.38 per share, of which 275,000 stock options vested immediately and 300,000 vest over a period of one year.

         iv) The Company granted 990,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price ranging from $0.00001 to $0.35 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation. As part of the 990,000 stock options granted to consultants 257,000 stock options were issued for settlement of outstanding accounts payable of $105,501 (Note 15).

         v) The Company granted 600,000 stock options to its former Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted vest immediately. The intrinsic value of these options of 216,000 has been included in stock based compensation expense.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Stock Options and Warrants (continued)

         Stock Options (continued)

         vi) The Company granted 500,000 stock options to the Company's current Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.38 per share. Under the plan, 250,000 stock options vested immediately and 250,000 stock options vest upon completion of his term as interim Chief Executive Officer, which has not as yet been completed.

         vii) On June 5, 2006, the Company registered 5,000,000 shares of common stock pursuant to the Company's 2006 Nonqualified Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Compensation Committee, subject to the provisions of this Plan. A total of 4,539,564 options under the Plan remain available for issuance.

         During the fiscal year ended June 30, 2005:

         i) The Company granted 2,365,000 stock options to employees with exercise prices ranging from $0.20 to $0.92 and which vest over a period of one year. The Company granted 1,492,668 stock options to non-employees with exercise prices ranging from $0.0001 to $0.648 and which vest immediately. Also, a total of 176,767 stock options were issued to settle outstanding payables of $127,327 (Note 15), the value of the payables settlement representing the fair value of the shares. During the year ended June 30, 2005 a total of 460,400 stock options were cancelled. The Company charged stock-based compensation expense of $1,068,542 to operations relating to stock options and $148,000 relating to contingent consideration earned during the fiscal year ended June 30, 2005.

         A summary of the changes in the Company's common share stock options is presented below:


                                          June 30, 2006                 June 30, 2005
                                   ---------------------------   ---------------------------
                                                   Weighted                      Weighted
                                                   Average                        Average
                                    Number of   Exercise Price    Number of   Exercise Price
                                     Options         ($)           Options          ($)
                                   ---------------------------------------------------------
Balance at beginning of the year    3,842,500        0.65         2,742,500        0.40
Granted                             2,778,000        0.14         3,857,668        0.47
Exercised                          (2,015,000)      (0.05)       (2,297,268)      (0.09)
Forfeited                            (118,750)      (0.78)         (460,400)      (0.50)
--------------------------------------------------------------------------------------------
Balance at end of the year          4,486,750        0.60         3,842,500        0.65
============================================================================================


         Additional information regarding options outstanding as at June 30, 2006 is as follows:

                                 Outstanding                          Exercisable
                  -----------------------------------------   --------------------------
                                Weighted
                                 average        Weighted                     Weighted
   Range of                     remaining        average                      average
Exercise prices   Number of    contractual   exercise price   Number of   exercise price
       $            shares    life (years)         $            shares           $
---------------   ---------   ------------   --------------   ---------   --------------
0.00 - 0.25         302,500       4.5             0.04          302,500       0.04
0.26 - 0.50       1,065,500       4.6             0.37          572,000       0.20
0.51 - 0.75       1,895,000       2.7             0.67        1,895,000       0.67
0.76 - 1.00       1,223,750       3.0             0.82        1,223,750       0.82
                  -----------------------------------------   --------------------------
                  4,486,750       3.4             0.60        3,993,250       0.60
                  -----------------------------------------   --------------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Stock Options and Warrants (continued)

         Stock Options (continued)

         The weighted average fair value of options granted for the fiscal years ended June 30, 2006 and 2005 was $0.32 and $0.24, respectively, as summarized below.


                                                                                   Weighted average    Weighted average
                                                                                       exercise           grant-date
                                                               Number of options         price            fair value
                                                            --------------------------------------------------------

Options with exercise prices below market price                  1,715,000             0.00001                 0.39

Options with exercise prices equal to market price               1,063,000                0.36                 0.21
                                                            ---------------        ------------        -------------

Options granted during the year ended June 30, 2006              2,778,000                0.14                 0.32
                                                            ---------------        ------------        -------------


         Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $396,588 and $1,092,874 for the fiscal years ended June 30, 2006 and 2005, respectively.

         The Company recognized stock based compensation for non-employees in the amount of $490,795 and $1,216,542 for the fiscal years ended June 30, 2006 and 2005, respectively.

         The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

                                             Year Ended June 30,
                                                2006     2005
                                               ------   ------
Risk - free interest rate                        3.28%    3.73%
Expected volatility                            100.95%  150.71%
Expected life of stocks options (in years)       1.39     1.78
Assumed dividends                                None     None



                                                            Year Ended June 30,
                                                             2006          2005
                                                              $             $
Net loss applicable to common stockholders               (14,099,739)  (6,207,802)
Add: Stock-based compensation expense included in net
  loss - as reported                                         490,795    1,216,542
Less: Stock-based compensation expense determined
  under fair value method                                   (887,383)  (2,309,416)
----------------------------------------------------------------------------------
Net loss applicable to common stockholders - pro forma   (14,496,327)  (7,300,676)
----------------------------------------------------------------------------------
Net loss per share (basic and diluted) - as reported           (0.20)       (0.14)
----------------------------------------------------------------------------------
Net loss per share (basic and diluted) - pro forma             (0.21)       (0.16)
----------------------------------------------------------------------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Stock Options and Warrants (continued)

     b)  Warrants

         Warrants outstanding as at June 30, 2006

                         Warrant exercise
           Outstanding         prices
-----------------------------------------
Series E     1,596,155           0.35
Series G     3,797,976           0.35
Series H       890,593           0.35
Series I     3,797,976           0.50
Series J     1,781,184           0.50
IB-01            7,692        0.00001
IB-02          215,385           0.59
IB-03          323,077           0.67
IB-06          605,676           0.35
-----------------------------------------
Total       13,015,714           0.48
=========================================

         Changes in the warrants outstanding for the year ended June 30, 2006 are as follows:

Range of exercise prices       0.00001    0.001       0.35         0.50       0.59      0.63       0.67     0.70-1.10       Total
                             ------------------------------------------------------------------------------------------------------
Balance at June 30, 2005       120,192        --           --          --   215,385    107,693   343,077    13,604,307   14,390,654
Reduction in exercise price         --        --   13,604,307          --        --         --        --   (13,604,307)          --
Granted                             --    52,289    5,294,245   5,579,160        --         --        --            --   10,925,694
Exercised                     (112,500)  (52,289)  (7,360,335)         --        --         --        --            --   (7,525,124)
Expired                             --        --   (4,647,817)         --        --   (107,693)  (20,000)           --   (4,775,510)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as at June 30, 2006      7,692        --    6,890,400   5,579,160   215,385         --   323,077            --   13,015,714
===================================================================================================================================
Weigthed Average
  remaining contractual
  life (years)                     3.6       4.1          3.2         3.6       3.6         --       3.6            --          3.4
===================================================================================================================================


         Changes in the warrants outstanding as at June 30, 2005 are as follows:

Range of
exercise prices   0.00001    0.001  0.35  0.50   0.59      0.63     0.69   0.70-0.75     1.00        1.10       1.50        Total
                 ------------------------------------------------------------------------------------------------------------------
Balance at
  beginning of
  the  year 2004       --       --    --    --       --       --       --         --   3,873,637  2,538,462               6,412,099
Repriced                              --                                                                                         --
Granted           120,192       --    --    --  215,385  107,693  343,077  7,192,208   1,650,000              1,650,000  11,278,555
Exercised              --       --    --    --       --       --       --                                                        --
Expired                --       --    --    --       --       --       --             (1,650,000)            (1,650,000) (3,300,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance as at
  June 30, 2006   120,192       --    --    --  215,385  107,693  343,077  7,192,208   3,873,637  2,538,462          --  14,390,654
===================================================================================================================================
Weigthed Average
  remaining
  contractual
  life (years)        4.6       --    --    --      4.6      4.6      4.6        4.6         0.4        0.8          --         2.8
===================================================================================================================================

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


     Stock Options and Warrants (continued)


Warrants outstanding as at June 30, 2005

           Outstanding   Warrant Exercise Price
-------------------------------------------------
Class A      3,873,637          $  1.000
-------------------------------------------------
Series A     2,538,462          $  1.100
-------------------------------------------------
Series E     5,394,131          $  0.750
-------------------------------------------------
Series F     1,798,077          $  0.700
-------------------------------------------------
IB-01          120,192          $0.00001
-------------------------------------------------
IB-02          215,385          $  0.650
-------------------------------------------------
IB-03          323,077          $  0.750
-------------------------------------------------
IB-04          107,693          $  0.700
-------------------------------------------------
IB-05           20,000          $  0.750
-------------------------------------------------
Total       14,390,654          $  0.860
=================================================


         In July 2005, the company completed a special warrant offering to certain of the company's warrant holders. Under the terms of the offer, the exercise price of 13,604,307 warrants held by holders participating in the offer was reduced to $0.35. In connection with this offer, a total of 7,360,335 warrants were exercised for total proceeds amounting to $2,576,118. Upon exercise of the warrants under the offer, the holders collectively received 4,688,566 new warrants at an exercise price of $0.35 per share and 5,579,160 warrants at an exercise price of $0.50 per share.

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

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


17.   Commitments and Contingencies

         Commitments


            Minimum lease payments for the next five years are as follows:

                    $
         2007     511,257
         2008     478,914
         2009     429,938
         2010     291,431
         2011      11,923
         ----------------
                1,723,463
         ================

            The Company leases premises for its various offices located across Canada. Total rent expense was $400,934 for the year ended June 30, 2006 (2005 - $140,491).

         Litigation and Settlement Costs

         i) A lawsuit was filed on June 30, 2005 under Quebec law, in the District of Montreal, Province of Quebec pertaining to a claim in the amount of $97,668 (CAD $108,900) for alleged wrongful and unnecessary use of force in the exercise of the Company's employee security duties. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved the proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006 This proposal settles all the outstanding liabilities including all litigations of CSA (Note 4).

         ii) A motion was filed on August 13, 2004 under Quebec law, in the district of Montreal, Province of Quebec, totalling $76,545 (CAD $85,348) for an unpaid contract of credit. On November 16, 2005, pursuant to article 69 of the Canadian Bankruptcy and Insolvency Act a notice of suspension of procedures was filed and all pending procedures on the file have been suspended. On April 4, 2006, the creditors unanimously approved the proposal brought forward by CSA which was thereafter ratified by the Superior Court of Quebec on May 3, 2006. This proposal settles all the outstanding liabilities including all litigation of CSA (Note 4).

         iii) A lawsuit was originally filed on December 3, 2002 with the Quebec Labour Commission alleging wrongful dismissal. The former employee was claiming an indemnity of approximately $143,498 (CAD $160,000). The case was brought before the Quebec Court of Appeal, which ordered Avensys in August 2006 to follow the Quebec Labor Tribunal's decision, and pay an indemnity of $160,731 (CAD $179,215) to the former employee. This indemnity has been recorded as a liability in the consolidated financial statements of the Company as at June 30, 2006.

         iv) A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $556,054 (CAD $620,000) with regards to alleged breach of employment contract and wrongful dismissal. This lawsuit was settled on September 2, 2005 for an amount of $89,686 (CAD $100,000) and the transfer of 200,000 shares of the Company, currently held in escrow, with a value of $77,000 (CAD$85,855). The parties exchanged under this agreement a complete and final release regarding their business and employment relationship.

         v) A lawsuit was filed on July 15, 2005, under Quebec law, in the District of Montreal, Province of Quebec, for a total of $89,686 (CAD$100,000) with regards to alleged expenses incurred by the plaintiff for the purchase of anti-theft product known as the "Hawk 200". On January 11, 2006 the Company settled out of court for an amount of $49,327 (CAD$55,000). Both parties provided full and final release of any and all rights and claims, related directly or indirectly to the dispute.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


18.   Segment Disclosure

      The Company reports segment information in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". Reporting segments are based upon the Company's internal organization structure, the manner in which the Company's operations are managed, the criteria used by the Company's chief operating decision-maker to evaluate segment performance and the availability of separate financial information.

      The Company identifies a reportable segment through the internal organizational structure. The Company's structure is distributed among two reporting segments, Fiber & Monitoring and Credit Management, each with different product and service offerings. The Fiber & Monitoring reporting segment is comprised of the operations of Avensys and ITF and provides fiber-based technologies and environmental monitoring solutions. The Credit Management reporting segment is comprised of the operations of C-Chip, and offers products and services to the credit management marketplace.

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



                                                        --------------------------------------
                                                         Fiber &       Credit
                                                        Monitoring   Management   Consolidated
                                                        --------------------------------------
Net revenues from external customers                    10,179,426      319,079    10,498,505
----------------------------------------------------------------------------------------------
Cost of net revenues                                     7,059,045      405,665     7,464,710
Marketing and sales expense                              1,918,171      394,327     2,312,498
Administrative expense                                   1,263,369      537,235     1,800,604
----------------------------------------------------------------------------------------------
Direct costs                                            10,240,585    1,337,227    11,577,812
----------------------------------------------------------------------------------------------
Direct contribution                                        (61,159)  (1,018,148)   (1,079,307)
Operating expenses and indirect costs of net revenues                               6,548,134
----------------------------------------------------------------------------------------------
Loss from operations                                                               (7,627,441)
----------------------------------------------------------------------------------------------

For the year ended June 30, 2005

                                                          Fiber &      Credit
                                                        Monitoring   Management   Consolidated
                                                        ----------   ----------   ------------
Net revenues from external customers                     3,237,735     342,884     3,580,619
----------------------------------------------------------------------------------------------
Cost of net revenues                                     2,110,560     195,898     2,306,458
Marketing and sales expense                                520,262     278,623       798,885
Administrative expense                                     327,495      69,838       397,333
----------------------------------------------------------------------------------------------
Direct costs                                             2,958,317     544,359     3,502,676
----------------------------------------------------------------------------------------------
Direct contribution                                        279,418    (201,475)       77,943
Operating expenses and indirect costs of net revenues                              5,081,731
----------------------------------------------------------------------------------------------
Loss from operations                                                              (5,003,788)
----------------------------------------------------------------------------------------------


Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Segment Disclosures (continued)

      Revenue from one customer of the Company's Fiber & Monitoring segment represented approximately $3,290,000 for the year ended June 30, 2006 (2005-approximately $867,000), of which the outstanding receivable balance amounts to approximately $880,000 as at June 30, 2006 (2005-approximately $673,000).


      The Company's long-lived assets, comprised of property and equipment, intangible assets and goodwill, substantially all of which are located in Canada, are allocated as follows:

                                     2006               2005
                                      $                  $

Fiber & Monitoring                  10,523,564           9,795,470
Credit Management                       22,567              24,708
All Other                               55,543             319,548
-------------------------------------------------------------------



      The Company has three geographic business areas: Americas, Europe & Asia, determined based on the locations of the customers. The revenues for the year ended June 30, 2006 for the Americas includes $5,339,282 of sales from Canada and $1,678,873 of sales from the United States of America. The revenues for Asia include sales of $2,887,815 from China for the year ended June 30, 2006.


     Geographic Information

              2006         2005
Revenues       $            $

Americas    7,018,155   2,660,135
Europe        518,072     657,520
Asia        2,962,278     262,964
---------------------------------
Total      10,498,505   3,580,619
==================================

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


19.   Income Taxes

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


      The Company's combined U.S. and Canadian operating losses expiry as follows:

                                                           $
                     2007                                   45,673
                     2008                                1,129,904
                     2009                                  804,435
                     2010                                1,334,834
                     2011                                        -
                     2012                                        -
                     2013                                        -
                     2014                                3,729,839
                     2015                                4,341,453
                     2016                                5,611,533
                                                   ----------------

                                                        16,997,671
                                                   ----------------

      A reconciliation of the benefit for income taxes at the combined U.S. and Canadian tax rate compared to the Company's effective tax rate is as follows:


                                                                        June 30,
                                                                 2006              2005
                                                                   $                 $

Income tax at Federal US statutory rate (recovery)              (4,215,777)       (1,954,507)

Increase (decrease) resulting from:

  Stock based compensation not deductible                          137,093           400,474
  Change in valuation allowance                                  3,270,461           126,861
  Impairment of goodwill                                           477,593                 -
  Research and development tax credits                            (351,242)        1,234,207
  Income tax rate differential of foreign subsidiaries             311,026           199,355
  Change in income tax rate                                         47,115                 -
  Non-deductible items and other elements                          (27,511)          (71,618)
----------------------------------------------------------------------------------------------
Income tax benefit                                                (351,242)          (65,228)
----------------------------------------------------------------------------------------------

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


      Income Taxes (continued)


                                                                             June 30,
                                                                      2006              2005
                                                                       $                  $
Deferred tax assets:
Net tax losses and scientific research and experimental
  development expenses carried forward                               6,049,110         3,240,234
Difference between book and tax depreciation                           110,050            82,842
Reserves and accruals not deductible for tax purposes                  345,599            35,440
Research and development tax credits                                   228,125           621,022
-------------------------------------------------------------------------------------------------
Total deferred tax assets                                            6,732,884         3,979,538
Valuation allowance                                                 (5,584,027)       (2,150,056)
-------------------------------------------------------------------------------------------------

                                                                     1,148,857         1,829,482
Deferred tax liabilities:
Difference between book and tax depreciation                          (893,155)         (607,540)
Long-term debt                                                        (255,702)       (1,204,806)
Investment tax credits                                                       -           (17,136)
-------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                      (1,148,857)       (1,829,482)
-------------------------------------------------------------------------------------------------
Net tax assets                                                               -                 -
-------------------------------------------------------------------------------------------------


      Approximately $1,000,000 of the valuation allowance disclosed above relates to losses incurred by Avensys prior to the date of the acquisition by Manaris. Accordingly, any reversal of this portion of the valuation allowance in future periods will be recorded as a reduction of goodwill and intangible assets when realized.

      For Canadian income tax purposes the Company has approximately $2,578,739 of Scientific Research and Experimental Development expenses available indefinitely to reduce taxable income in future years.

Manaris Corporation
(Formely A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S dollars)
June 30, 2006


20.   Subsequent Events

      a) Series B Notes

         On August 11, 2006, the Company entered into a Note and Warrant Purchase Agreement for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants"). Gross proceeds of approximately $1.6 million were initially received on August 22, 2006, to be followed by a second disbursement of $500,000. The remaining $1.5 million will be disbursed upon effectiveness of the Company's registration statement. However, there is no assurance that this amount will be received.

         The Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Notes is subject to adjustment for certain events, including dividends, distributions or split of the Company's Common Stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-eighth of the aggregate principal amount of the Notes on a quarterly basis. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Company's obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement.

         The Company did not file a registration statement within 45 days from the closing date of the August 11, 2006 private placement, which is the filing date specified in the financing documents. As a result, until such time as the registration statement is filed, the investors can demand repayment in an amount equal to 110% of the aggregate principal amount of the notes. However, the Company has not received a notice of default from the investors.

         In addition, as a result of the Company's failure to file the registration statement by the filing date, the Company has begun to accrue liquidated damages equal to 1.5%, for each calendar month (prorated for shorter periods), of the initial investment in the notes. The liquidated damages accrue until the registration statement is filed.

      b) Unsecured Convertible Debenture Conversion

         With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. On August 10, 2006 the new debenture, with a nominal value of CAD$487,500, was fully converted into 1,654,394 of Manaris common stock shares. The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares which equaled to $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of approximately $35,000 in the first quarter of fiscal 2007.

      c) Issuance of ITF Related Shares

         Pursuant to the ITF transaction, the Company did not file the required registration statement within the time period required by the Asset Purchase Agreement. As a result, the Company issued 255,080 restricted common shares on September 12, 2006 to the ITF Preferred Shareholders. The fair value of the shares on that date was approximately $74,000 and was expensed in the first quarter of Fiscal 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 11, 2006, Manning Elliott LLP Chartered Accountants (the "Former Accountant") resigned as the independent registered public accounting firm for Manaris Corp. (the "Company"). The Company engaged PricewaterhouseCoopers LLP - Montreal Canada (the "New Auditors"), as its new independent registered public accounting firm. The Company's decision to engage the New Auditors was approved by its Board of Directors on January 13, 2006.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that the Former Accountant's opinion in its report on the Company's financial statements for each of the last two fiscal years expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Auditor regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Auditor that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

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

(c) Limitations on Effectiveness of Disclosure Controls and Procedures:
Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 8B. OTHER INFORMATION.

On August 14, 2006 we filed a Registration Statement that relates to the resale by the selling stockholders of 4,766,343 shares of our common stock.

Pursuant to the ITF transaction we did not file the required registration statement within the time period required, as a result we issued 255,080 restricted common stock shares, on September 12, 2006, as set out in the Purchase Agreement.

                                    PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

On August 24, 2006, Robert Clarke resigned as a member of, and as Chairman of, the Board of Directors of Manaris Corporation (the "Company"), effective immediately. There was no disagreement or dispute between Mr. Clarke and the Company which led to his resignation. Mr. Clarke has served as the Chairman of our Board of Directors since January 2003.

On August 24, 2006, our Board of Directors appointed John Simons as Chairman of our Board of Directors to fill the vacancy in the chairmanship created by Mr. Clarke's resignation. Mr. Simons has served as a member of our Board of Directors since May 2006.

On September 13, 2006, Andre Monette resigned as Chief Financial Officer of Manaris Corporation (the "Company"), effective immediately. Mr. Monette has served as Chief Financial Officer since February 2005.

On September 14 2006, the Company's Board of Directors appointed the Company's President and Chief Executive Officer, John G. Fraser, to serve as interim Chief Financial Officer to fill the vacancy created by Mr. Monette's resignation.

The directors and officers, their ages and positions held as of June 30, 2006 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name                Age   Position Held
----                ---   -------------
Robert Clarke        61   Chairman of the Board of Directors
John Fraser          60   President and Chief Executive Officer and Director
Andre Monette        47   Chief Financial Officer and Treasurer
Jos J. Wintermans    59   Director
Bernard Bougie       56   Director
Marc Bouchard        48   Director
John H. Simons       67   Director

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

John Fraser, Director, President and Chief Executive Officer. Mr. Fraser has served as a Director since January 2003 and as our Secretary and Treasurer from January 2003 until September 16, 2005. On September 16, 2005, Mr. Fraser was appointed as our President and Chief Executive Officer for a minimum period of three months, replacing Stephane Solis. He was a partner for twenty years with KPMG Canada until January 1998. For the last four years of his career with KPMG, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms, which services he continues to provide to this day, and since January 1999, under the name J G Fraser & Associates Inc. In February 2004, J G Fraser & Associates became a partner in Catalyst Consulting, a private Canadian consulting firm providing management consulting services to law firms and law departments in Canada and internationally. From July 1999 to August 2002, Mr. Fraser was a director of ePhone Telecom Inc. (OTCBB: EPHO). Mr. Fraser served as a Director for Asia Payment Systems, Inc. (OTCBB: APYM) from September 2002 to June 2006. From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX: YWL). He is a director of 7bridge Capital, a private venture capital group based in Hong Kong. He is also a director and immediate past Chairman of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

Andre Monette, Chief Financial Officer. Mr. Monette has served as our Chief Financial Officer since February 2005 and as our Treasurer since September 2005. On September 13, 2006, Andre Monette resigned as Chief Financial Officer of the Company. He began his career in September 1979 with Raymond, Chabot, Martin, Pare & Associes, as an auditor. In April 1984, he joined the North American subsidiaries of Lombard Odier & Cie private bankers, Geneva, Switzerland and as a Senior Manager and he carried out, until September 2002, various functions within the Group. From 1985 to 2002, he served as Vice President of Finance and Administration of Lombard Odier Company of Canada, a holding company offering administrative and information technology services to affiliated companies. From 1989 to 2002, he also served as President, Chief Executive Officer and Director of Transatlantic Securities Company, a registered securities broker/dealer member of The New York Stock Exchange. He was in 2002, Treasurer of Lombard Odier Trust Company, an investment adviser providing portfolio management to private clients and securities custody. From 1999 to 2002, he was Treasurer of Lombard Odier Holdings (US) Inc. which had two wholly-owned subsidiaries, Lombard, Odier, Inc, an investment adviser registered with the SEC and Lombard, Odier, Securities Inc, a broker-dealer intermediary registered with the SEC and NASD. From October 2002 to December 2003 he was self-employed. In January 2004 he joined Caisse de Depot et de Placement du Quebec, a financial institution, as an operational Risk Manager. Mr. Monette was unemployed from October 2004 to January 2005. Mr. Monette is a Chartered Accountant and a Chartered Financial Analyst. He received his Bachelor in Business Administration from the Ecole des Hautes Etudes Commerciales de Montreal.

Jos J. Wintermans, Director. Mr. Wintermans has served as a Director since November 2005. Mr. Wintermans has held a number of executive positions in the financial services, retail, manufacturing and distribution sectors. From June 2001 to December 2004, Mr. Wintermans served as the President, Chief Executive Officer and a Director of Sodisco-Howden Group. From December 1999 to June 2001 served as the President, Chief Executive Officer and a Director for Skyjack. From June 1996 to May 1997, he was the President, Chief Executive Officer and a Director of Rogers Cable Ltd. From 1988 to 1995, he served as Chief Executive Officer for Canadian Tire Acceptance Ltd. In 1996, he was named Senior Vice-President, Diversified Business for its parent company, Canadian Tire Corporation (CTC).

Bernard Bougie, Director. Mr. Bougie has served as a Director since December 2005. A Chartered Accountant (Canada) and an expert in financial information and corporate governance, Mr. Bougie joined Deloitte & Touche in 1975, a leading accounting and consulting firm, and became a partner in 1982. He retired as a senior partner from the firm in August 2004. Since that time, he has acted as a management consultant. In August 2005, Mr. Bougie was appointed as a Director of the Board and Chairman of the audit committee of the private Canadian company, Capital Teamsoft Inc. Mr. Bougie is a member of the Institute of Corporate Directors and a graduate of the Corporate Director's Governance College.

Marc Bouchard, Director. Mr. Bouchard is the founder of Toll Cross Securities Inc., a full service institutional investment brokerage firm dedicated to addressing the increasingly complex needs of small and mid-cap companies in today's capital markets. Mr. Bouchard has served as Chairman of Toll Cross since 2002. From 1998 to 2002, Marc was a senior officer with Bell Canada Enterprises Inc., where he was responsible for various aspects of corporate development, finance and operations. In 1994, Mr. Bouchard joined fONOROLA as Chief Financial Officer and became Chief Operating Officer in 1995. In 1980, Mr. Bouchard joined Lehman Brothers, where he spent over 13 years in various international capital markets capacities including Chief Operating Officer of Lehman Brothers Asia.

John Simons, Director. Mr. Simons is President of John H. Simons Consultants Inc, a management consulting firm that provides management consulting services to both public and private high-technology companies. He was also Chairman of the Board of ITF Optical Technologies Inc. and of ISR Technologies Inc. and was a Partner in GTI Capital Inc. Until 2002, Mr. Simons served as Chairman of the Board of Ad Opt Technologies Inc. and was Chairman of Engenuity Technologies Inc. until 1998. Prior to June 1994, Mr. Simons was President and Chief Executive Officer of Canadian Marconi Company. Mr. Simons has extensive experience in the aerospace, electronics and telecommunications industries.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended June 30, 2006 have not been filed timely:

Form 3   Bernard Bougie, Director, filed on January 19, 2006

Form 4   Bernard Bougie, Director filed on September 27, 2006

Form 3   Marc Bouchard, Director, filed on March 14, 2006

Form 4   Marc Bouchard, Director, filed on September 28, 2006

Form 3   Jos Wintermans , Director, filed on March 16, 2006

Form 4   Jos Wintermans, Director, filed on September 28, 2006

Form 3   John H. Simons, Director, filed on June 14, 2006

AUDIT COMMITTEE AND CHARTER

We have an audit committee charter. Under the charter, the committee is comprised of our independent directors. Our audit committee is responsible for:
(1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and,
(5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Name                Age   Position Held
----                ---   -------------
Bernard Bougie       56   Director, Audit Committee Chairman
Jos J. Wintermans    59   Director
Marc Bouchard        48   Director

AUDIT COMMITTEE FINANCIAL EXPERT

On December 14, 2005, we appointed Mr. Bernard Bougie as Chairman of our audit committee and as our audit committee financial expert. Mr. Bougie is independent of our management.

COMPENSATION COMMITTEE

The compensation committee serves as the stock option committee for our stock option plan, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

Name                Age   Position Held
----                ---   -------------
Jos J. Wintermans    59   Director, Compensation Committee Chairman
Bernard Bougie       56   Director
Marc Bouchard        48   Director

CODE OF ETHICS

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

DISCLOSURE COMMITTEE AND CHARTER

We have a disclosure committee charter. The purpose of the committee is to provide assistance to Senior management in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2006, 2005, 2004 and 2003 exceeded $100,000:

                                                                     Long Term
                                    Annual Compensation         Compensation Awards            Payouts
                                ---------------------------   ------------------------   -------------------
(a)                       (b)     (c)       (d)       (e)         (f)          (g)         (h)         (i)
                                                    Other
                                                    Annual     Restricted   Securities
                                                   Compen-        Stock     Underlying     LTIP    All Other
Name and Principal               Salary    Bonus    sation      Award(s)     Options /   Payouts    Compens-
Position [1]             Year      ($)      ($)      ($)          ($)        SARs (#)      ($)     ation ($)
----------------------   ----   -------   ------   --------   -----------   ----------   -------   ---------
Stephane Solis           2005   146,000              11,190        0         1,100,000      0          0
President and Chief      2004    67,164        0      6,644        0                 0      0          0
Executive Officer        2003    18,775        0      2,086        0           500,000      0          0
(resigned Sept. 2005)

Andre Monette            2006   160,000   59,000          0        0                 0      0          0
Treasurer and Chief      2005    25,112        0          0        0           150,000      0          0
Financial Officer        2004         0        0          0        0                 0      0          0
(since Sept. 2005 and    2003         0        0          0        0                 0      0          0
Feb 2005 respectively)

John Fraser              2006   171,000        0          0        0           500,000      0          0
President and Chief      2005         0        0          0        0            75,000      0          0
Executive Officer        2004         0        0          0        0           200,000      0          0
(appointed President     2003         0        0          0        0                 0      0          0
and CEO Sept 2005)

[1] All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2006 Non Qualified Stock Option Plan and our 2003 and 2004 Incentive Stock Option Plans. Under these Plans, the board of directors is vested with discretionary authority to grant options to persons furnishing services to us. There were 15,000,000 shares in the plans. As of June 30, 2006, options to purchase 11,314,586 shares had been granted of which 5,973,686 options had been exercised, 854,150 had been forfeited and 4,486,750 are outstanding. Under the Plans, we have 4,539,564 options available for issuance as at June 30, 2006..

OPTION GRANTS TO OFFICERS AND DIRECTORS DURING THE FISCAL YEAR

                   Number of      % of Total
                   Securities    Options/SARs
                   Underlying     Granted to      Exercise
                  Options/SARs   Employees in     of Base      Expiration
Name              Granted (#)    Fiscal Year    Price ($/Sh)      Date
---------------   ------------   ------------   ------------   ----------
Robert Clarke        150,000         9.38%        $   0.68     09/14/2009
Robert Clarke         75,000         4.69%        $   0.34     06/05/2011
Cherry Lim            75,000         4.69%        $   0.68     09/14/2009
Cherry Lim            75,000         4.69%        $   0.35     01/13/2011
John Fraser           75,000         4.69%        $   0.68     09/14/2009
John Fraser          500,000        31.25%        $   0.38     09/16/2010
John H. Simons        75,000         4.69%        $   0.35     06/05/2011
John H. Simons        50,000         3.13%        $0.00001     06/05/2011
Marc Bouchard         75,000         4.69%        $   0.35     06/05/2011
Marc Bouchard         50,000         3.13%        $0.00001     06/05/2011
Bernard Bougie        75,000         4.69%        $   0.34     06/05/2011
Bernard Bougie        50,000         3.13%        $0.00001     06/05/2011
Jos Wintermans        75,000         4.69%        $   0.38     06/05/2011
Jos Wintermans        50,000         3.13%        $0.00001     06/05/2011
Andre Monette        150,000         9.38%        $   0.81     02/14/2010

Aggregated option/SAR Exercised by Officers and Directors in Last Fiscal Year and FY-End Option/SAR Values

                                                 Number of Securities           Value of Unexercised
                                                Underlying Unexercised              In-the-Money
                     Shares         Value      Options/SARs at FY-End (#)    Options/SARs at FY-End ($)
                   Acquired on    Realized    ---------------------------   ---------------------------
Name              Exercised (#)      ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
---------------   -------------   ---------   -----------   -------------   -----------   -------------
Robert Clarke           250,000    $154,000     168,750         56,250        $     0           $0
Cherry Lim              200,000    $131,000     150,000              0        $     0           $0
John Fraser             200,000    $ 18,900     325,000        250,000        $     0           $0
Benjamin Leboe          170,000    $ 49,600     380,000              0        $ 3,600           $0
Claude Pellerin         100,000    $ 20,235      50,000              0        $     0           $0
Andre Monette                 0    $      0     150,000              0        $     0           $0
Jos Wintermans                0    $      0      68,750         56,250        $16,000           $0
Marc Bouchard                 0    $      0      68,750         56,250        $16,000           $0
John H. Simons                0    $      0      68,750         56,250        $16,000           $0
Bernard Bougie                0    $      0      68,750         56,250        $16,000           $0

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2003, 2004 and 2006 Incentive/or Nonqualified Stock Option Plans.

COMPENSATION OF DIRECTORS

Each non-executive director is paid a base fee of CAD $15,000 per year. Fees are payable quarterly. In addition non executive Directors will receive 50,000 options to purchase shares of the Company at $0.00001 upon their appointment to the board, and 75,000 options per annum vested quarterly to purchase shares of the Company at the market price prevailing at the date of appointment. Directors may, in addition, receive a fee for devoting special attention to the business of Manaris which is outside the scope of ordinary duties, or where any business journey must be undertaken. Current fees are:

o CAD $25,000 per annum for acting as chair of the Board of Directors of the Company;

o CAD $5,000 per annum for acting as a chair of the Audit Committee or any other Committee that may be created by the Company;

o CAD $1,000 per meeting of the Board or Committee; if special circumstances warrant board meetings of less than 90 minute duration and are conducted by phone, this amount will be reduced to $250;

o CAD $1,000 per day for work which is outside the scope of ordinary duties as a board or committee member.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 20, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, the address for each person is our address at 1155 Rene-Levesque Blvd. West Suite #2720, Montreal, Quebec, Canada H3B 2K8.

                                                                                            Percent
                              Direct Amount of                                             of Class
 Name of Beneficial Owner   Beneficial Ownership                  Position                    [2]
-------------------------   --------------------   -------------------------------------   --------
John H. Simons                   125,000[4]        Chairman of the Board of Directors            *

John Fraser                      745,000[1]        President and Chief Executive Officer         *
                                                    and a Director [6]

Marc Bouchard                    125,000[4]        Director

Jos J. Wintermans                125,000[4]        Director                                      *

Bernard Bougie                   125,000[4]        Director                                      *

Capex Investments Ltd          4,913,306[3]                                                  6.20%
315 St. James Court
St. Denis Street
Port Louis
Republic of Mauritius

All officer and Directors
   as a Group (5 Persons)      1,245,000                                                     1.57%

*     less than 1%

[1] Includes 170,000 shares of common stock and an unexercised option to acquire 575,000 shares.

[2] Based on 79,286,852 shares of common stock issued and outstanding as of September 20, 2006.

[3] Capex Investments is owned and controlled by Robert Clarke, who is a former Director of Manaris.

[4] Options to purchase an aggregate of 125,000 shares of common stock have been granted to newly appointed Directors pursuant to the Company's 2006 Nonqualified Stock Option Plan. Of this amount, 50,000 are exercisable upon appointment at an exercise price of $0.0001 per share. The remaining 75,000 are vested quarterly at the Market Price on the date of their respective appointments to the Board of Directors. The aforementioned options have ten year terms

[5]   John Fraser was appointed interim CEO and President, on September 16,
      2005.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of interim financing by shareholders, we purchased management services from Capex Investments Limited during fiscal year 2003. Capex is owned and controlled by Robert Clarke, who is a former member of our Board of Directors. Capex and related parties also paid certain operations expenses directly and advanced funds for working capital during fiscal year 2003. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due to related parties, including Capex, as of June 30, 2006 is $40,000.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation of Manaris Corporation dated June 22, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.2 Bylaws of Manaris Corporation dated July 13, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.3 Manaris Corporation Specimen Stock Certificate (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.4 Amended Articles of Incorporation (as incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18,
        2003).

3.5 Amended Articles of Incorporation (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).


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

10.5 Form of Series J Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.6 Form of Series K Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.7 Form of Series IB6 Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.8 Form of Series IB7 Warrant (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.9 Share Purchase and Sale Agreement between Manaris Corporation and the Garda Security Group Inc. dated February 8, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 14, 2006).

10.10 Asset Purchase Agreement between Manaris Corporation, Avensys Inc, Avensys Laboratories Inc. and ITF Optical Technologies Inc. dated April 4, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 10, 2006).

10.11 Shareholder Agreement between Manaris Corporation and the Shareholders of Avensys Laboratories Inc. dated April 13, 2006 (as incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on April 24, 2006).

10.12 License Agreement between Avensys Inc. and Avensys Laboratories Inc., dated April 13, 2006 (as incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on April 24, 2006).

10.13 Registration Rights Agreement dated February 16, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.14 Placement Agency Agreement between Midtown Partners Co,. LLC and Manaris Corporation dated February 2, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.15 Asset Purchase Agreement dated April 4, 2006 (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 10, 2006).

10.16 Shareholder Agreement (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 24, 2006).

10.17 License Agreement (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 24, 2006).

10.18 Series IB1 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2005).

10.19 Series IB2 Warrants (as incorporated by reference to the Issuer's Form B-2 filed with the Securities and Exchange Commission on May 9, 2005).

10.20 Series IB3 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2005)

10.21 Avensys Debenture dated February 28, 2005 (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006)

10.22 Form of Note and Warrant Purchase Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.23 Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.24 Form of Pledge and Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.25 Form of Series B Subordinated Secured Convertible Promissory Note as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.26 Form of Original Issue Discount Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.27 Form of Series Y Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.28 Form of Series Z Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.29 Deed of Hypothec (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.30 Placement Agency Agreement between Midtown Partners Co,. LLC and Manaris Corporation dated April 17, 2006

14 Code of ethics (as incorporated by reference to the issuer's Form 10-KSB filed with the Securities and Exchange Commission on September 29,
        2003).

16.1 Letter from former independent registered public accounting firm (as incorporated by reference to the registrant's Current Report on Form 8-K filed on January 17, 2006).

16.2 Consent Letter from former auditors, dated January 11, 2006 (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 17, 2006).

21 List of Subsidiaries (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006)

23.1    Consent of PricewaterhouseCoopers LLP - Montreal

23.2    Report of Independent Registered Public Accounting Firm - Manning
        Elliott LLP

31.1 Certification of pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

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

2006   $459,585
2005   $ 84,736

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006   $119,909
2005   $ 12,125

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006   $20,202
2005   $   800

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006   Nil
2005   Nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of September 2006.

                                        MANARIS CORPORATION
                                        (Registrant)


                                        BY: /s/ John Fraser
                                            ------------------------------------
                                            John Fraser, President, Chief
                                            Executive Officer and Interim Chief
                                            Financial Officer
                                            (Principal Executive and Financial
                                            Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures             Title                                  Date
---------------------  -------------------------------------  ------------------


/s/ John Fraser        President, Chief Executive Officer     September 29, 2006
--------------------   and Interim Chief Financial Officer
John Fraser            (Principal Executive and Financial
                       Officer)


/s/ John Simons        Chairman of the Board of Directors     September 29, 2006
--------------------
John Simons


/s/ Jos J. Wintermans  Director                               September 29, 2006
--------------------
Jos J. Wintermans


/s/ Bernard Bougie     Director                               September 29, 2006
--------------------
Bernard Bougie


/s/ Marc Bouchard      Director                               September 29, 2006
--------------------
Marc Bouchard