Form 10QSB
period 2006-09-30
MANARIS CORP
filed 2006-11-20
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

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

As of November 17, 2006 there were 79,292,907 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Manaris Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

                                                                           Index

Consolidated Balance Sheets.............................................    F-2

Consolidated Statements of Operations...................................    F-3

Consolidated Statements of Cash Flows...................................    F-4

Consolidated Statement of Stockholders' Equity (Deficit)................    F-6

Notes to Consolidated Financial Statements..............................    F-7

(Expressed in U.S. dollars)

                                                                              September 30,    June 30,
                                                                                  2006           2006
                                                                                    $             $
                                                                              -------------   -----------
                                     ASSETS
Current Assets
Cash and cash equivalents                                                          926,304        438,708
Accounts receivable, net of allowance for doubtful accounts of $115,721 and
  $115,721, respectively                                                         3,047,953      3,104,907
Deposits in trust (Note 4)                                                              --         79,781
Other receivables (Note 9)                                                         661,508        375,742
Inventories (Note 9)                                                             1,350,955      1,563,805
Prepaid expenses and deposits                                                      133,281        259,552
Deferred contract costs                                                            558,814        151,272
Restricted held-to-maturity security                                                89,469         89,686
Current assets of discontinued operations (Note 4)                                   5,368          9,011
                                                                                ----------     ----------
Total Current Assets                                                             6,773,652      6,072,464
Property and equipment, net (Note 6)                                             2,520,319      3,082,402
Intangible assets (Note 7)                                                       3,642,698      3,757,272
Goodwill (Note 8)                                                                3,762,000      3,762,000
Deferred financing costs                                                           475,469        101,681
Prepaid expenses and deposits                                                       86,035         86,225
Deferred contract costs                                                            637,017        281,390
Assets of discontinued operations (Note 4)                                              --             --
                                                                                ----------     ----------
Total Assets                                                                    17,897,190     17,143,434
                                                                                ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 9)                                3,382,943      4,666,859
Bank and other loans payable (Note 12)                                           2,010,324      2,331,696
Current portion of long-term debt (Note 13)                                         78,747        103,717
Current portion of convertible debentures (Note 14)                                293,314        587,891
Due to related parties (Note 11)                                                    40,000         40,000
Current liabilities of discontinued operations (Note 4)                                 --             --
                                                                                ----------     ----------
Total Current Liabilities                                                        5,805,328      7,730,163
Long-term debt, less current portion (Note 13)                                     222,362        222,900
Deferred revenue                                                                   679,120        281,390
Convertible debentures (Note 14)                                                 1,484,979        343,109
Balance of purchase price payable (Note 5)                                         936,640        877,675
Derivative financial instruments (Notes 5 and 14)                                  725,762        458,271
                                                                                ----------     ----------
Total Liabilities                                                                9,854,190      9,913,508
Non-controlling Interest                                                            23,992         23,939
                                                                                ----------     ----------
Stockholders' Equity
Common Stock, 500,000,000 shares authorized with a par value of $0.00001;
  79,286,852 and 77,671,281 issued and outstanding, respectively                       793            777
Additional Paid-in Capital                                                      35,214,371     34,169,867
Accumulated other comprehensive loss                                              (318,519)      (316,566)
Deficit                                                                        (26,877,637)   (26,648,091)
                                                                                ----------     ----------
Total Stockholders' Equity                                                       8,019,008      7,205,987
                                                                                ----------     ----------
Total Liabilities and Stockholders' Equity                                      17,897,190     17,143,434
                                                                                ==========     ==========

Going Concern (Note 1)
Contingencies (Note 17)

        (The Accompanying Notes are an Integral Part of the Consolidated
                              Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. dollars)

                                                                              For the Three Months Ended
                                                                                    September 30,
                                                                              --------------------------
                                                                                 2006          2005
                                                                                   $             $
                                                                              ----------    ----------
Revenue                                                                        3,758,205     1,987,895
                                                                              ----------    ----------
Costs of Revenue                                                               2,389,283     1,268,844
                                                                              ----------    ----------
Gross Margin                                                                   1,368,922       719,051
                                                                              ----------    ----------
Operating Expenses
Depreciation and amortization                                                    177,868       165,597
Selling, general and administration (Note 16)                                  1,409,484     1,811,663
Impairment of long-lived assets                                                       --        35,822
Research and development                                                         376,747       226,694
                                                                              ----------    ----------
Total Operating Expenses                                                       1,964,099     2,239,776
                                                                              ----------    ----------
Loss from Operations                                                            (595,177)   (1,520,725)
Other Expenses
Other income (expense)                                                           129,655        27,581
Interest expense, net                                                           (246,041)     (226,767)
Debentures and preferred shares accretion (Notes 5 and 14)                      (640,610)   (1,540,287)
Change in fair value of derivative financial instruments (Note 14)               758,134            --
                                                                              ----------    ----------
Net Loss from Continuing Operations Before Income Tax Benefit                   (594,039)   (3,260,198)
Income Tax Benefit - Refundable tax credits (Note 18)                            364,602       221,230
                                                                              ----------    ----------
Net Loss from Continuing Operations before Non-Controlling Interest             (229,437)   (3,038,968)
Non-Controlling Interest                                                            (109)         (284)
                                                                              ----------    ----------
Net Loss from Continuing Operations                                             (229,546)   (3,039,252)
Results of Discontinued Operations (Note 4)                                           --      (267,581)
                                                                              ----------    ----------
Net Loss applicable to common stockholders                                      (229,546)   (3,306,833)
                                                                              ----------    ----------
Net Loss from continuing operations per share -- Basic
   and Diluted (Note 16)                                                           (0.00)        (0.05)
                                                                              ----------    ----------
Net Loss per share - Basic and Diluted (Note 16)                                   (0.00)        (0.05)
Weighted Average Shares Outstanding                                           79,516,000    62,036,000
                                                                              ----------    ----------
Statement of Comprehensive Loss:
Net loss                                                                        (229,546)   (3,306,833)
Foreign currency translation adjustments                                          (1,953)      (19,418)
                                                                              ----------    ----------
Comprehensive loss                                                              (231,499)   (3,326,251)
                                                                              ----------    ----------

Going Concern (Note 1)

        (The Accompanying Notes are an Integral Part of the Consolidated
                              Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. dollars)

                                                                                   For the Three Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                       2006         2005
                                                                                        $             $
                                                                                    ----------   ----------
Operating Activities
Net loss                                                                              (229,546)  (3,306,833)
  Adjustments to reconcile net loss to cash used in operating activities
  Results of discontinued operations                                                        --      267,581
  Stock based compensation                                                              17,728      424,900
  Expenses settled with issuance of common shares                                           --        5,400
  Depreciation and amortization                                                        253,595      165,598
  Interest expense                                                                      73,463           --
  Gain on disposal of property and equipment                                          (306,346)      31,359
  Non-controlling interest                                                                 109          705
  Loss on conversion of convertible debentures                                         129,922           --
  Debentures and preferred shares accretion                                            640,609    1,540,287
  Change in fair value of derivative financial instruments                            (758,134)          --
  Amortization of deferred financing costs                                              62,178      142,877
Changes in operating assets and liabilities
  Decrease in accounts receivables                                                      56,954       85,246
  Decrease (increase) in inventories                                                   178,588     (352,021)
  (Increase) decrease in other receivables                                            (285,766)     149,838
  Increase in deferred contract costs                                                 (763,169)          --
  Increase in deferred revenue                                                         397,730           --
  Decrease (increase) in prepaid expenses and other assets                             126,461      (26,625)
  Increase in due to related parties                                                        --      206,239
  (Decrease) increase in accounts payable and accrued liabilities                   (1,258,208)      56,524
                                                                                    ----------   ----------
Net Cash Used In Operating Activities from Continuing Operations                    (1,663,832)    (608,925)
                                                                                    ----------   ----------
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations         3,643        1,614
                                                                                    ----------   ----------
Net Cash Used In Operating Activities                                               (1,660,189)    (607,311)
                                                                                    ----------   ----------
Investing Activities
  Purchase of property and equipment                                                  (20,604)     (33,880)
  Disposal of property and equipment and inventory                                     774,850           --
  Deposits in trust                                                                     79,781           --
                                                                                    ----------   ----------
Net Cash Provided by (Used in) Investing Activities from Continuing Operations         834,027      (33,880)
                                                                                    ----------   ----------
Net Cash Provided by (Used in) Investing Activities from Discontinued Operations            --      (42,849)
                                                                                    ----------   ----------
Net Cash Provided by (Used in) Investing Activities                                    834,027      (76,729)
                                                                                    ----------   ----------
Financing Activities
  Borrowing (repayment) of bank credit line                                           (173,172)     (69,418)
  Repayment of senior convertible debt                                                (159,662)    (226,733)
  Net proceeds from issue of unsecured convertible debentures                        1,819,612           --
  Long term debt repayments                                                            (21,370)     (45,964)
  Capital leases repayment                                                              (4,138)          --
  Repayment of related party advances                                                       --     (122,713)
  Common stock issued pursuant to warrants exercised                                        --    2,127,591
  Proceeds from other loans payable                                                   (148,200)     205,037
                                                                                    ----------   ----------
Net Cash Provided by Financing Activities from Continuing Operations                 1,313,070    1,867,800
                                                                                    ----------   ----------
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations            --      (61,017)
                                                                                    ----------   ----------
Net Cash Provided by Financing Activities                                            1,313,070    1,806,783
                                                                                    ----------   ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                               688     (121,908)
                                                                                    ----------   ----------
Increase in Cash and Cash Equivalents                                                  487,596    1,000,835
Cash and Cash Equivalents - Beginning of year                                          438,708      287,147
                                                                                    ----------   ----------
Cash and Cash Equivalents - End of year                                                926,304    1,287,982
                                                                                    ==========   ==========

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. dollars)

                                                                                       For the Three Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                             2006       2005
                                                                                               $         $
                                                                                           --------   -------
Non-Cash Financing and Investing Activities
  Issuance of common shares for services                                                      3,940    54,000
  Issuance of common shares for late filing of registration statement                        73,463        --
  Issuance of common share warrants to settle related party and short term payables              --   181,649
  Issuance of common shares for interest payments                                            58,410   143,863
  Issuance of common shares for repayment of senior convertible notes, series A             341,458   724,999
  Issuance of common shares for conversion of senior convertible notes, series A                 --   815,985
  Issuance of common shares to settle outstanding payables                                   25,709   105,501
                                                                                           ========   =======
Supplemental Disclosures
  Net interest (paid) received, continuing operations                                      (107,142)   23,588
  Interest (paid), discontinued operations                                                       --     8,500

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
Interim Consolidated Statement of Stockholders'
Equity (Deficit)
Unaudited
(Expressed in U.S. Dollars)

                                                                                          Accumulated
                                                         Common Shares      Additional       Other                         Total
                                                        -----------------    Paid-In     Comprehensive                 Stockholders'
                                                         # of      Amount     Capital        Income        Deficit         Equity
                                                        Shares        $          $             $              $              $
                                                      ----------   ------   ----------   -------------   -----------   ------------
Balance, June 30, 2005                                54,782,802     548    24,142,078     (364,415)     (12,548,352)    11,229,859
Common stock issued for services                          15,000      --         5,400           --               --          5,400
Issuance of common shares from exercise of stock
  options                                              1,758,000      18        99,995           --               --        100,013
Stock-based compensation                                      --      --       490,795           --               --        490,795
Settlement of outstanding legal claims by the
  issuance of options                                         --      --        77,000           --               --         77,000
Common stock issued to settle outstanding
  payables                                               257,000       3       136,857           --               --        136,860
Common stock issued pursuant to interest
  payments on Senior Secured Convertible Notes "A"       748,819       7       265,429           --               --        265,436
Common stock issued pursuant to repayments of
  Senior Secured Convertible Notes "A"                 5,897,695      59     2,099,734           --               --      2,099,793
Common stock issued pursuant to repayment of
  Secured convertible debenture                          631,038       6       224,391           --               --        224,397
Common stock issued upon conversion of Senior
  Secured Convertible Notes "A"                        3,575,008      36     1,249,324           --               --      1,249,360
Reduction in exercise price of outstanding warrants           --      --     2,197,296           --       (2,197,296)            --
Common stock issued pursuant to warrants
  exercised                                            7,525,124      75     2,309,221           --               --      2,309,296
Common stock issued for purchase of business           2,550,795      26       872,346           --               --        872,372
Common Stock cancellation                                (70,000)     (1)            1           --               --             --
Translation adjustment                                                                       47,849                          47,849
Net loss for the year                                                                                    (11,902,443)   (11,902,443)
                                                      ----------     ---    ----------     --------      -----------    -----------
Balance, June 30, 2006                                77,671,281     777    34,169,867     (316,566)     (26,648,091)     7,205,987
                                                      ==========     ===    ==========     ========      ===========    ===========
Balance, June 30, 2006                                77,671,281     777    34,169,867     (316,566)     (26,648,091)     7,205,987
Stock-based compensation                                      --      --        17,728           --               --         17,728
Common stock issued to settle outstanding
  payables                                                82,933       1        25,708           --               --         25,709
Common stock issued pursuant to interest
  payments on Senior Secured Convertible Notes "A"       182,609       2        58,408           --               --         58,410
Common stock issued pursuant to repayments of
  Senior Secured Convertible Notes "A"                 1,094,949      11       341,447           --               --        341,458
Common stock to be issued upon conversion of
  Unsecured Convertible Debentures (Note 14)                                   527,752                                      527,752
Common stock issued for late filing of registration
  statement                                              255,080       2        73,461           --               --         73,463
Translation adjustment                                                                       (1,953)                         (1,953)
Net loss for the period                                                                                     (229,546)      (229,546)
                                                      ----------     ---    ----------     --------      -----------    -----------
Balance, September 30, 2006                           79,286,852     793    35,214,371     (318,519)     (26,877,637)     8,019,008
                                                      ==========     ===    ==========     ========      ===========    ===========

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

1.    Going Concern

      The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Manaris Corporation (the "Company" or "Manaris") will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations and, as at September 30, 2006, had not respected certain loan covenants and was required to restrict use of funds under a loan arrangement with a supplier. Accordingly, there exists substantial doubt that the Company would be able to continue as a going concern at September 30, 2006. The Company's continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

      In order to address this situation, Management has developed a plan to focus on the core business of the Company. Also, the first tranche of a new debt financing, representing gross proceeds of $2,112,917 and net proceeds of $1,819,612, was obtained in August 2006 (Note 14) to fund the operations of the Company and, as a result of the Company's registration statement becoming effective on November 9, 2006, the Company was eligible to receive the second tranche of the debt financing. On November 17, 2006, the Company expects to receive gross proceeds $1,509,226 from the second tranche of the debt financing (Note 20).

      The Company's subsidiaries are also seeking additional debt financing to provide short-term financing for their operations. In addition to the above, the ability of the company to continue as a going concern depends on the ability of the Company's subsidiaries, Avensys and C-Chip, to realize their business plans and generate positive cash flows.

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

      The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip. In July 2005, the company changed its name to Manaris Corporation. The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company has achieved significant revenue from acquired companies and also has disposed of companies, as described below. The Company's assets and operations at September 30, 2006 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

3.    Basis of Presentation and Significant Accounting Policies

            Basis of Presentation

            These consolidated financial statements are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States of America ("US") and are presented in US dollars.

            Interim Financial Information

            The financial information as at September 30, 2006 and for the three month periods ended September 30, 2006 and 2005 is unaudited. In the opinion of Management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of the operating results anticipated for the full year. Except for the change in accounting policy described in
            Note 16, the financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2006.

            The disclosures in these interim financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements and therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended June 30, 2006.

            Basis of Consolidation

            These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiaries, Fizians Inc., of which Avensys owns 70% of its outstanding shares, and ITF Laboratories Inc. ("ITF"), in which Avensys holds variable interests and is the primary beneficiary. b) 100% of C-Chip. All inter-company accounts and transactions have been eliminated in the consolidation.

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

            Fair Value of Financial Instruments and Derivative Financial Instruments

            The fair value of cash and cash equivalents, accounts receivable, other receivable, restricted held-to-maturity securities, due to related parties and accounts payable and accrued liabilities approximate their carrying value given their short-term maturity. Derivative financial instruments are carried at fair value.

            We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

            Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

            The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

            The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

            Advertising

            The Company's advertising costs are expensed as incurred, which amounted to $26,068 and $31,420 for the three month periods ended September 30, 2006 and 2005, respectively.

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

            In connection with derivative financial liabilities, the Company uses the Black-Scholes option pricing model to value options and warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 14 related to embedded derivative instruments that have been bifurcated from our Series B Notes and OID Notes.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

            Use of Estimates (continued)

            In valuing the options and warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the options or warrants or repayment date of the convertible debt instrument. All options, warrants and conversion options can be exercised by the holder at any time after issuance.

            Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the options and warrants has been estimated at 65%, based on a review of the volatility of entities considered by management as comparable. The risk-free rates of return used ranged from 4.62% to 4.71%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the options or warrants.

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

            Stock-Based Compensation

            In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share Based Payments. SFAS 123R requires all entities to recognize compensation cost for share-based awards, including options, granted to employees. SFAS 123R eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued To Employees., and generally requires instead that such transactions be accounted for using a fair-value based method. Public companies are required to measure stock-based compensation classified as equity by valuing the instrument the employee receives at its grant-date fair value. The Company implemented SFAS 123R commencing July 1, 2006 using the modified prospective transition approach. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company will recognize the expense over the period during which an employee is required to provide service in exchange for the award.

            Prior to the implementation of SFAS 123R, the Company was applying the intrinsic value method of accounting for stock options granted to employees.

            SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation as originally issued and Emerging Issues Task Force Issue No.96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

            Revenue Recognition (continued)

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

            Restricted Held-to-Maturity Security

            An irrevocable letter of credit for $89,469 (CAD$100,000) was issued by Manaris to guarantee the loan of Avensys. A term deposit, maturing on October 18, 2006 and bearing interest at 2.0% per annum, is designated as collateral for this amount.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

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

            This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred significant Canadian operating losses since its inception which expire starting in 2007. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

            Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

            Shipping and Handling Costs

            The Company's shipping and handling costs are included in cost of sales.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

            Recent Accounting Pronouncements

            In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The provisions of SFAS 154 apply for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements. This FASB Statement was implemented by the Company commencing July 1, 2006 and such did not have a material effect on our Company's results of operations or financial position.

            In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 144. SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of this standard on the Company's results of operations and financial position.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Basis of Presentation and Significant Accounting Policies (continued)

            Recent Accounting Pronouncements (continued)

            In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of this standard on its consolidated financial position, results of operations or cash flows.

            In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no material impact to the financial statements for the adoption of this bulletin.

            Comparative Financial Statements

            The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current period.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

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

            The loss on disposal included in the results from discontinued operations has been computed as follows:

Proceeds:                                    $
Cash                                     3,341,616
Price adjustment                           (45,917)
                                        ----------
Total proceeds:                          3,295,699
                                        ----------
Direct transaction costs                  (183,861)
                                        ----------
Sub-total:                               3,111,838
                                        ----------
Net assets of discontinued operations   (3,186,815)
                                        ----------
Loss on disposal of the CLI Group          (74,977)
                                        ----------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Discontinued operations (continued)

            CLI (continued)

            Cash proceeds noted above was used as follows:

                                                      $
Total proceeds                                    3,295,699
Direct transaction costs                          (183,862)
Settlement of advances from the CLI Group         (214,206)
Settlement of debt obligations for cash           (257,047)
Interest paid on settlement of debt obligations    (40,978)
                                                  ---------
Net cash proceeds                                 2,599,606
                                                  ---------

            The cash proceeds from Discontinued Operations net of cash balance disposed of amounted to $2,857,895. The net assets of discontinued operations in the above table are net of the obligations to the two CLI Group executives assumed by the purchaser in amount of $942,507.

            The carrying values of the major classes of assets and liabilities disposed of are as follows:

                                            $
Cash                                      253,942
Accounts receivable                       667,585
Prepaid expenses                           42,448
Property and equipment                    167,049
Inventory                                  76,947
Goodwill                                2,812,293
Intangible assets                         773,944
Accounts payable                        (228,723)
Accrued liabilities                     (403,893)
Deferred income taxes                     (3,659)
Long term debt, current portion          (18,980)
Long term debt, less current portion      (9,631)
                                        ---------
Net assets of discontinued operations   4,129,322
                                        ---------

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Discontinued operations (continued)

      The carrying values of the major classes of assets and liabilities of discontinued operations, which include CSA as at September 30, 2006 and June 30, 2006, are as follows:

                                               September 30, 2006  June 30, 2006
                                               ------------------  -------------
                                                       CSA              CSA
                                                        $                $
Cash and cash equivalents                             5,368               42
Accounts receivable                                      --            8,969
Other receivables                                        --               --
Inventories                                              --               --
Prepaid Expenses                                         --               --
                                                      -----            -----
Total Current Assets                                  5,368            9,011
Property and equipment                                   --               --
Intangible assets                                        --               --
Goodwill                                                 --               --
                                                      -----            -----
Total Long-Lived Assets                                  --               --
                                                      -----            -----
Total Assets                                          5,368            9,011
                                                      -----            -----
Accounts Payable and accrued liabilities                 --               --
Bank and other loans payable                             --               --
Due to related parties                                   --               --
Current portion of long term debt                        --               --
                                                      -----            -----
Total Current Liabilities                                --               --
Long Term Liabilities                                    --               --
                                                      -----            -----
Total Liabilities of Discontinued Operations             --               --
                                                      -----            -----

Summary results of discontinued operations:

                                                          Three months ended   Three months ended   Three months ended
                                                             September 30,         September 30,       September 30,
                                                                 Total                CLI                   CSA
                                                          ------------------   ------------------   ------------------
                                                          2006       2005      2006      2005       2006      2005
                                                          ----   -----------   ----   -----------   ----   -----------
                                                            $         $         $          $          $         $
Revenues from Discontinued Operations                      --     1,737,742     --     1,316,634     --      421,108
                                                          ---      --------    ---        ------    ---     --------
Pre-tax earnings (loss) from Discontinued Operations       --      (220,936)    --       145,187     --     (366,123)
                                                          ---      --------    ---        ------    ---     --------
After-tax earnings (loss) from Discontinued Operations     --      (267,581)    --        86,384     --     (353,965)
                                                          ---      --------    ---        ------    ---     --------
Results of Discontinued Operations                         --      (267,581)    --        91,213     --     (366,123)
                                                          ---      --------    ---        ------    ---     --------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

5.    Business Combinations

           Avensys

           On February 28, 2005, the Company completed its acquisition of Avensys Inc. ("Avensys"). The acquisition resulted in the issuance of 10,400,002 restricted shares of the Company's common shares having a fair value of $0.75 per share and a total value of $7,800,000 (before discounting as discussed below) in exchange for 15,746,369 shares of Avensys which constituted all of the issued and outstanding common stock of Avensys. The Company also purchased and cancelled all of the outstanding Avensys stock options for a total of $312,652 (CDN$385,000). The beneficiaries of the options received $187,592 (CDN$231,000) on February 28, 2005 and, subsequently, the balance of $124,970 (CDN$154,000). The Company issued 427,432 restricted shares of common stock as a finder's fee to an unrelated party. The Company incurred direct costs associated with the acquisition of $45,000 (CDN$55,413). The total value of the cancelled stock options, finders fee and direct costs were accounted for as purchase price adjustments to goodwill. The 10,400,002 restricted shares were to be released from escrow over an eighteen month period after acquisition. As a result, the value of the restricted stock paid was discounted in the amount of $166,414. At September 30, 2006, substantially all of the restricted shares have been released from escrow.

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

           The purchase price was allocated to the assets acquired and liabilities assumed as follows:

                                           Original allocation   Reallocations   Final allocation
                                                    $               in 2006             $
                                           -------------------   -------------   ----------------
Current assets                                  3,499,635                 --        3,499,635
Property and equipment                            523,898                 --          523,898
Customer relationships                          2,786,978          1,387,841        4,174,819
In-process research and development               386,749                 --          386,749
Other assets                                      101,511                 --          101,511
Bank indebtedness                             (1,202,483)                 --       (1,202,483)
Other current liabilities                     (2,358,108)                 --       (2,358,108)
Long-term debt - current portion                (122,829)                 --         (122,829)
Long-term debt                                (1,453,966)                 --       (1,453,966)
Other liabilities                                (16,678)                 --          (16,678)
Excess purchase consideration (goodwill)        6,679,608         (1,387,841)       5,291,767
                                              -----------         ----------       ----------
Total                                           8,824,315                 --        8,824,315
                                              ===========         ==========       ==========

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

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

            ITF

            On April 18, 2006, Manaris, Avensys and Avensys Laboratories Inc ("ALI"), entered into an Asset Purchase Agreement (the "Agreement") to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc., a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The transaction represents the acquisition of a business, which adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF Optical Technologies Inc. specializes in providing applications for submarine, military, telecom and industrial uses.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Business Combinations (continued)

            ITF (continued)

            As a result of the above arrangements, ALI has been determined to be a variable interest entity for which Avensys is the primary beneficiary. Accordingly, ALI is accounted for as a consolidated subsidiary. Subsequently, ALI changed its name to ITF Laboratories Inc. The Preferred Shareholder arrangement entitling these shareholders to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company's common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value will be accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the shareholders could require a payment. The carrying value of the note as at June 30, 2006 was $877,675. The carrying value of the note as at September 30, 2006 is $936,640. The embedded conversion option has been classified as a liability and was recognized at its fair value on the date of issuance of $503,814. Subsequently, this conversion option is measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $458,271 as of June 30, 2006. The fair value of this embedded conversion option was $153,982 as of September 30, 2006. The fair value of the embedded conversion option is determined by using the Black-Scholes Model.

            The purchase price of the acquired assets was calculated as follows:

                                            $
Manufacturing Assets
  Cash                                    654,279
  Fair value of Manaris shares issued     872,372
                                        ---------
                                        1,526,651
                                        ---------
R&D Assets
  Balance of purchase price payable       794,148
  Fair Value of Derivative Instrument     503,814
                                        ---------
                                        1,297,962
                                        ---------
Transaction Costs                         139,493
                                        ---------
                                        2,964,106
                                        ---------

            The fair value of Manaris shares issued was determined based upon the average share price for a period of three days before and after the date the terms of the acquisitions were negotiated and announced, being April 4, 2006.

            The purchase price was allocated to the following assets and liabilities:

                                            $

Current Assets                            506,960
Depreciable Fixed Assets                2,599,190
Developed Technologies                    209,509
Trade Name                                111,738
Current Liabilities                      (463,291)
                                        ---------
                                        2,964,106
                                        ---------

            The Company is amortizing the fair value of the purchased intangible assets on a straight-line basis over the remaining estimated useful life of five (5) years for Developed Technologies and seven (7) years for Trade Names.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

6. Property and Equipment

                                                                   September 30,
                                                                        2006
                                                    Accumulated       Net Book
                                          Cost      Amortization       Value
                                        ---------   ------------   -------------
                                           $             $               $

Automotive equipment                       43,037       26,154          16,883
Computer equipment                        471,482      394,480          77,002
Furniture and fixtures                    326,996      309,772          17,224
Laboratory equipment                    2,320,956      425,684       1,895,272
Leasehold improvements                    400,681       95,449         305,232
Machinery and office equipment            314,566      190,677         123,889
Software                                  127,324       66,535          60,789
Capital leases - computer equipment        48,921       24,893          24,028
                                        ---------    ---------       ---------
Total property and equipment            4,053,963    1,533,644       2,520,319
                                        =========    =========       =========
Depreciation during the period                                         139,021
                                                                     ---------

                                                                    June 30,
                                                                     2006
                                                    Accumulated    Net Book
                                           Cost     Amortization     Value
                                        ---------   ------------   ---------
                                            $             $            $

Automotive equipment                       43,141        24,845       18,296
Computer equipment                        470,631       395,952       74,679
Furniture and fixtures                    327,787       309,461       18,326
Laboratory equipment                    2,762,980       323,812    2,439,168
Leasehold improvements                    383,364        73,408      309,956
Machinery and office equipment            315,328       184,581      130,747
Software                                  127,632        61,755       65,877
Capital leases - computer equipment        49,039        23,686       25,353
                                        ---------     ---------    ---------
Total property and equipment            4,479,902     1,397,500    3,082,402
                                        =========     =========    =========
Depreciation during the year                                         270,270
                                                                   ---------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

7. Intangible Assets

     The following table presents details of the Company's purchased intangible assets with definite lives:

                          Weighted Average                Accumulated   September 30, 2006
                            Life in Years      Cost      Amortization     Net Book Value
                          ----------------   ---------   ------------   ------------------
                                                 $             $                $
Technology                      4.32           209,509       18,787           190,722
Customer relationships          8.73         4,286,704      939,213         3,347,491
Trade name                      6.31           111,738        7,253           104,485
                                ----         ---------      -------         ---------
Total intangible assets         8.43         4,607,951      965,253         3,642,698
                                ====         =========      =======         =========

                          Weighted Average                Accumulated   June 30, 2006
                            Life in Years      Cost      Amortization   Net Book Value
                          ----------------   ---------   ------------   --------------
                                                 $             $              $
Technology                      4.80           209,509        8,313         201,196
Customer relationships          8.97         4,286,704      839,106       3,447,598
Trade name                      6.80           111,738        3,260         108,478
                                ----         ---------      -------       ---------
Total intangible assets         8.68         4,607,951      850,679       3,757,272
                                ====         =========      =======       =========

     The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

                  $
2007           339,131
2008           439,335
2009           439,335
2010           439,335
2011           431,022
Thereafter   1,554,540
             ---------
             3,642,698
             =========

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Intangible Assets (continued)

      The changes in the carrying amount of intangible assets during the year ended June 30, 2006 and the three months ended September 30, 2006 is as follows:

                                                            Avensys & Manaris
                                                            -----------------
                                                                    $
Adjusted balance as of June 30, 2005                            2,931,984
                                                                ---------
Acquisition of intangible assets                                  321,247
Adjustment upon finalization of purchase price allocation       1,387,841
Impairment of intangible assets during fiscal 2006               (107,715)
Amortization during year                                         (776,085)
                                                                ---------
Balance as of June 30, 2006                                     3,757,272
                                                                ---------
Amortization during period                                       (114,574)
                                                                ---------
Balance as of September 30, 2006                                3,642,698
                                                                ---------

      Management recorded an intangible assets impairment charge of $107,715 in the Consolidated Statement of Operations for the year ended June 30, 2006, specifically during the fourth quarter of Fiscal 2006, relating to intangible assets of Manaris which were no longer in use.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

8. Goodwill

      The changes in the carrying amount of goodwill during the year ended June 30, 2006 and the three months ended September 30, 2006 is as follows:

                                                            Avensys & C-Chip
                                                            ----------------
                                                                    $
Balance as of June 30, 2005                                     6,679,608
                                                              -----------
Impairment of goodwill                                         (1,529,767)
Adjustment of goodwill following finalization of
  purchase price allocation                                    (1,387,841)
                                                              -----------
Balance as of June 30, 2006 and September 30, 2006            $ 3,762,000
                                                              ===========

      In May 2006, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit's present value of expected future cash flows. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit's underlying assets and liabilities, and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, the Company recorded a goodwill impairment charge (labelled "Loss on Impairment of Goodwill") of $1,529,767 in the Consolidated Statement of Operations for the fiscal year ended 30 June 2006, specifically during the third and fourth quarters of Fiscal 2006. Management believes this impairment arose primarily as a result of an increase in the timeframe for realizing growth objectives and anticipated cash flows of the Avensys reporting unit.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

9. Balance Sheet Details

                                           September 30,    June 30,
                                               2006          2006
                                           -------------   ---------
                                                 $            $
Other Receivables

  Grants receivable                             19,780            --
  Investment tax credits receivable            482,507       117,190
  Sales tax receivable                         158,862       151,332
  Other                                            359       107,220
                                             ---------     ---------
                                               661,508       375,742
                                             =========     =========
Inventory
  Raw materials                              1,024,897       635,405
  Work in process                               71,615       120,864
  Finished goods                               254,443       807,536
                                             ---------     ---------
                                             1,350,955     1,563,805
                                             ---------     ---------
Accounts Payable and Accrued Liabilities
  Accounts payable                           2,495,556     3,911,610
  Payroll and benefits                          97,619       184,785
  Income taxes payable                           1,789         1,794
  Rent payable                                  12,042        12,894
  Deferred revenue                             578,200       151,272
  Other                                        197,736       404,504
                                             ---------     ---------
                                             3,382,942     4,666,859
                                             ---------     ---------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

10.   Variable Interest Entity

      The Financial Accounting Standards Board ("FASB") finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities--An Interpretation of ARB51" ("FIN46R") in December 2003. FIN46R expands the scope of ARB51 and can require consolidation of "variable interest entities" ("VIEs"). Once an entity is determined to be a VIE, the primary beneficiary is required to consolidate that entity.

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

      During the year ended June 30, 2006, ALI purchased ITF's R&D assets as part of the ITF business combination described in Note 5, above. As a result of the ITF transaction, Avensys' ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which Avensys is the primary beneficiary. Consequently, ALI will continue to be consolidated by Avensys and Manaris following the ITF transaction. Following this transaction, ALI changed its name to ITF Laboratories Inc.

      ITF Laboratories Inc. continues to provide research & development solely for Avensys. However, it may enter into agreements with third parties in the future. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three months ended September 30, 2006, since Avensys is the primary beneficiary. The impact of including ITF Laboratories Inc. in the consolidated balance sheet as at September 30, 2006 includes additions to current assets of $791,948 (June 30, 2006 - $967,397), net property and equipment of $1,005,161 (June 30, 2006 - $1,201,358), intangible assets of $307,273
      (June 30, 2006 - $343,717) and current liabilities of $531,168 (June 30, 2006 - $1,138,306). The impact on the consolidated statement of operations, for the three month periods ended September 30, 2006 and 2005, was an increase in revenue of $450,667 and zero, respectively, and an increase in expenses of $679,361and $237,288, respectively. The increase in expenses includes an amount for research and development expenses of $376,747 and $226,694, respectively.

11.   Related Party Transactions and Balances

      The total amount due to officers and/or shareholders of the Company at September 30, 2006 is $40,000 (June 30, 2006 -$268,435). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

12.   Bank and Other Loans Payable

      Avensys maintains a line of credit from a financial institution for an authorized amount of $1,216,784 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at September 30, 2006 amounted to $793,832 (CAD$887,266) (June 30, 2006 $967,004 - CAD$1,078,209). Avensys has designated its accounts receivable totalling $2,430,045 (CAD$2,716,061) and inventories totalling $1,298,150 (CAD$1,450,942) as collateral for the line of credit. According to terms of the credit agreement, the company is subject to certain financial covenants which were not respected as at September 30, 2006. Consequently, the financial institution may exercise its right to demand repayment at any time. The line of credit is currently under review and negotiation for renewal and a new agreement has not as yet been reached.

      In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (2005 - 15%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility, giving rise to the balance outstanding as at September 30, 2006 of $1,216,492 (CAD$1,359,673) (June 30, 2006 $1,364,692 - CAD$1,521,632). The
      supplier holds a lien on C-Chip's proprietary technology as collateral for the credit facility.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

13.   Long-Term Debt

                                                                                     September 30,   June 30,
                                                                                          2006         2006
                                                                                     -------------   --------
                                                                                           $            $
Mortgage loan secured by Avensys' intangible and movable tangible assets,
  (September 30, 2006-CAD$308,000), bearing interest at prime rate plus 2.75%,
  payable in monthly instalments of CAD$7,000 plus interest, maturing in May 2010       275,566       295,067
Capital lease obligations (CAD$23,712), bearing interest between 5.83% and 7.72%,
  maturing between March 2007 and May 2008                                               21,215        25,353
Note payable (June 30, 2006-CAD$4,837), non-interest bearing, payable in monthly
  instalments of $691, unsecured, maturing in April 2007                                  4,328         6,197
                                                                                        -------       -------
                                                                                        301,109       326,617
Less: Current portion of long-term debt                                                  78,747       103,717
                                                                                        -------       -------
Long-term debt                                                                          222,362       222,900
                                                                                        =======       =======

Principal payments on long-term debt and capital leases are as follows:

                                                                  $         $

2007                                                            78,747   103,717
2008                                                            78,316    78,506
2009                                                            75,154    75,336
2010                                                            68,892    69,058
2011                                                                --        --
                                                               -------   -------
Total                                                          301,109   326,617
                                                               =======   =======

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

14.   Convertible Debentures

                                                                                               September 30,   June 30,
                                                                                                   2006          2006
                                                                                               -------------   --------
                                                                                                     $            $
Series A Senior Secured Convertible Debentures bearing interest at 7%, payments
  for 20 months beginning June 16, 2005, interest payable each June and                            130,494      188,328
  December, maturing January 31, 2007, original principal amount of $4,675,000 (Note 14 (a))
Series B Subordinated Secured Convertible Debentures (original principal amount of $2,112,917) and Original Issue Discount Series B Subordinated Secured
  Convertible debentures (original principal amount equal to 15% of the Series                   1,302,176           --
  B debentures), maturing February 11, 2009 (Note 14 (b))
Unsecured Convertible Debentures bearing interest at 15%, maturing September 1, 2007,
  original principal amount of $437,220 (CAD$487,500) (Note 14 (c))                                     --      399,563
Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008,
  original principal amount of $358,744 (CAD$400,000) (Note 14 (c))                                345,623      343,109
                                                                                                 ---------      -------
                                                                                                 1,778,293      931,000
Less: Current portion of convertible debentures                                                    293,314      587,891
                                                                                                 ---------      -------
Convertible debentures                                                                           1,484,979      343,109
                                                                                                 ---------      -------

Principal payments on the convertible debentures for the next five years are as follows:

                                                              $             $

2007                                                        293,314      587,891
2008                                                        996,904      343,109
2009                                                        488,075          --
2010                                                             --          --
2011                                                             --          --
                                                          ---------      -------
Total                                                     1,778,293      931,000
                                                          =========      =======

      a)    Series A Senior Secured Convertible Debentures

           On February 16, 2005, the Company issued Series A Senior Secured Convertible Notes ("Series A Notes") and Series E and F Warrants (see
           Note 16(b)) for an aggregate principal amount of $4,675,000.

           In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid-in capital and an equivalent discount against the Notes. The carrying amount of the Notes is being increased monthly by periodic accretion under the effective interest method. At the time of issuance, the Company was obligated for the entire contractual balance of the Notes of $4,675,000. At September 30, 2006, the outstanding principal amount on the Notes was $580,491 with monthly installments of $145,120.

           These Series A Notes bear interest at 9% per year from February 16, 2005 until the first principal payment date on June 16, 2005 and 7% per year after this date. The principal amount on these Notes is payable in twenty (20) equal monthly installments of $233,750 subject to certain adjustments. Interest on these Notes is payable on the last day of June and December of each year commencing on June 30, 2005.

           All payments of interest may be made, at the option of the Company,
           (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days ("Market Price").

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Convertible Debentures (continued)

            Series A Senior Secured Convertible Debentures (continued)

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

            In connection with the placement of these Series A Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company's common stock at prices ranging from $0.01 to $0.76 per share subject to certain adjustments, (see Note 16(b)) and expiring from three months following the date of their Registration until February 16, 2010.

            The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series IB1, IB2 and, IB3, IB4, and IB5 and as deferred issue expenses for the Series A Notes and issue expenses for the Warrants Series E and F.

            To secure payment of the principal amount of the Series A Notes and the interest thereon, the Company hypothecated, in favor of the note holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company.

            The purchase agreement with respect to these Notes contain certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of liens other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) for so long as at least $2,500,000 principal amount of these Notes remains outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to these Notes provided however that the Company may have outstanding bank debt.

      b)    Series B Subordinated Secured Convertible Debentures

            On August 11, 2006, the Company entered into a Note and Warrant Purchase Agreement for the sale of Series B Subordinated Secured Convertible Notes ("Series B Notes"), for a principal amount of $2,112,917, Original Issue Discount Series B Subordinated Secured Convertible Notes ("OID Notes"), for a principal amount of $316,938, and Series Y and Z Warrants (see Note 16(b)). Such amounts represented the first tranche of the debt financing. On November 17, 2006, the Company received gross proceeds of $1,509,226 from the second tranche of the debt financing. The second tranche shall be recorded and accounted for by the Company in the second quarter of the current fiscal year.

            In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company allocated $21,210 to the Warrants Series Y, $398,164 to the Warrants Series Z, and recognized an embedded conversion option feature of $608,440. The warrants and the embedded conversion option feature components are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $1,064,461 and to the OID Notes in the amount of $159,669. The carrying amounts of the Series B Notes and the OID Notes are being increased monthly by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the warrants and the embedded conversion option feature at the issue date and will use the same model to value these elements on a quarterly basis The following table illustrates the values of the various components at the issue date, August 11, 2006, and September 30, 2006. The Company remains obligated for the entire contractual balance of the Series B Notes and OID Notes of $2,429,855.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Convertible Debentures (continued)

           Series B Subordinated Secured Convertible Debentures (continued)

                           Issue Date   Expiry Date   Value at August 11, 2006   Value at September 30, 2006
                           ----------   -----------   ------------------------   ---------------------------
Derivative Liabilities                                           $                            $
Series B Notes              8/11/2006     2/11/2009            529,078                       279,170
OID Notes                   8/11/2006     2/11/2009             79,362                        41,876
Series Y Warrants           8/11/2006     11/8/2010             21,210                        12,138
Series Z Warrants           8/11/2006     11/8/2010            398,164                       238,596
                                                             ---------                       -------
                                                             1,027,814                       571,780
                                                             ---------                       -------
Carrying Value of
  Subordinated Secured
  Convertible Debentures
Series B Notes              8/11/2006     2/11/2009          1,064,461                     1,132,327
OID Notes                   8/11/2006     2/11/2009            159,669                       169,849
                                                             ---------                     ---------
                                                             1,224,130                     1,302,176
                                                             ---------                     ---------
Total                                                        2,251,944                     1,873,956
                                                             =========                     =========

            The convertible notes include both Series B Notes and OID Notes. The Series B Notes are non-interest bearing and the OID Notes effectively provide the interest component on the Series B Notes. Pursuant to the Purchase Agreement, the Company issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants").

            The Series B Notes and OID Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Series B Notes and OID Notes are subject to adjustment for certain events, including dividends, distributions or split of the Company's common stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-eighth of the aggregate principal amount of the Series B Notes and OID notes on a quarterly basis. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Company's obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement.

            The purchase agreement with respect to these Notes contain certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement;(c) related to permitted acquisitions and disposition of the assets; (d) for so long as the Notes remain outstanding, the Company shall not issue any securities that rank pari passu or senior to the Notes without the prior written consent of a majority of the principal amount of the Notes outstanding at such time except for secured non-equity linked commercial debt which shall rank senior to the Notes in an amount equal to the greater of (i) $2,000,000 or (ii) fifty percent (50%) of the Purchase Price.

      c)    Unsecured Convertible Debentures

            With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In
            April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 of Manaris common shares. Pursuant to the conversion agreement, the Company has filed a registration statement that includes the said shares. On October 9, 2006, the Company's registration statement became effective enabling the shares to be issued The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares which equaled to $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Convertible Debentures (continued)

            Unsecured Convertible Debentures (continued)

            With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In
            April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $326,424 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At September 30, 2006, the discount related to the conversion feature is $12,255 (June 30, 2006 - $15,635).

15.   Common Stock

      At September 30, 2006, the Company had authority to issue 500,000,000 shares of common stock. The Company had 79,286,852 and 77,671,281 of common shares outstanding at September 30, 2006 and June 30, 2006, respectively.

      For the three months ended September 30, 2006:

      b) The Company issued 1,277,558 common shares in connection with the Series A Notes. Of that amount, 1,094,949 common shares with a fair value of $341,458, were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded and the $341,458 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. Also, a total of 182,609 common shares, with a fair value of $58,410, were issued for interest payments. Since the Company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded.

      c) The Company issued 82,933 common shares to settle outstanding payables in the amount of $25,709.

      d) In September 2006, pursuant to the ITF transaction and in connection with the Company's failure to file the required registration statement within the time period required by the Asset Purchase Agreement, the Company issued 255,080 restricted common stock shares to the ITF preferred shareholders. The fair value of the shares at the issue date that was expensed in the financial statements was $73,463.

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

      f) In April 2006, the Company issued 2,550,795 restricted common shares having a value of $872,372 for the acquisition of ITF assets. (Note
            5)

      g) In April 2006, the Company cancelled 70,000 restricted common shares out of 120,000 restricted common shares issued in May 2005 for consulting fees. These shares had originally been issued and held in escrow with 10,000 shares being released from escrow each month. Consequently, there was no unearned compensation expense to reverse upon cancellation.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

Common stock (continued)

                                                 September 30,    June 30,
                                                     2006           2006
                                                 -------------   ----------
Common stock reserved for issuance:
Stock Options
      Options outstanding                           4,480,500     4,486,750
      Reserved for future issuance                  4,545,814     4,539,564
Warrants                                           15,194,031    13,015,714
Conversion of Series A Notes                        1,658,551     2,487,593
Conversion of Series B Notes and OID Notes          8,624,150
Conversion of unsecured convertible debentures      1,984,645     1,984,645
                                                   ----------    ----------
                                                   36,487,691    26,514,266
                                                   ==========    ==========

16.   Stock Options and Warrants

      a)    Stock Options

           During the three months ended September 30, 2006:

            i) The Company granted 50,000 stock options to the Company's current Chief Financial Officer pursuant to a non-qualified stock option plan at an exercise price of $0.33 per share. Under the plan, the stock options will vest quarterly over a one year period commencing November 7, 2006. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $3,580, will be expensed over the vesting period of the stock award.

            ii) During the period, a total of 56,250 stock options were forfeited by a former director of the Company. Such options were not expensed by the Company at the time of issuance.

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

            iv) The Company granted 990,000 stock options to consultants pursuant to a non-qualified stock option plan at an exercise price ranging from $0.00001 to $0.35 per share. Stock options granted to consultants vest immediately. The fair value of these options has been included in stock based compensation expense. As part of the 990,000 stock options granted to consultants, 257,000 stock options were issued for settlement of outstanding accounts payable of $105,501 (Note 15).

            v) The Company granted 600,000 stock options to its former Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.00001 per share. Stock options granted vest immediately. The intrinsic value of these options of 216,000 has been included in stock based compensation expense.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Stock Options and Warrants (continued)

            Stock Options (continued)

            vi) The Company granted 500,000 stock options to the Company's current Chief Executive Officer pursuant to a non-qualified stock option plan at an exercise price of $0.38 per share. Under the plan, 250,000 stock options vested immediately and the remaining 250,000 stock options were expensed during the third quarter of Fiscal 2006.

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

            A summary of the changes in the Company's common share stock options is presented below:

                                        September 30, 2006               June 30, 2006
                                   ----------------------------   -----------------------------
                                                   Weighted                        Weighted
                                   Number of   Average Exercise    Number of   Average Exercise
                                    Options         Price($)        Options        Price ($)
                                   ---------   ----------------   ----------   ----------------
Balance at beginning of the year   4,486,750          0.65         3,842,500         0.65
Granted                               50,000          0.14         2,778,000         0.14
Exercised                                 --            --        (2,015,000)       (0.05)
Forfeited                            (56,250)        (0.78)         (118,750)       (0.78)
                                   ---------         -----        ----------        -----
Balance at end of the year         4,480,500          0.60         4,486,750         0.60
                                   =========         =====        ==========        =====

            Additional information regarding options outstanding as at September 30, 2006 is as follows:

                                 Outstanding                          Exercisable
                  -----------------------------------------   --------------------------
                                Weighted
                                 average        Weighted                     Weighted
   Range of                     remaining       average                      average
Exercise prices   Number of    contractual   exercise price   Number of   exercise price
       $            shares    life (years)         $            shares          $
---------------   ---------   ------------   --------------   ---------   --------------
  0.00 - 0.25       302,500       4.30            0.04          302,500        0.04
  0.26 - 0.50     1,059,250       4.40            0.36          862,250        0.37
  0.51 - 0.75     1,895,000       2.70            0.67        1,895,000        0.67
  0.76 - 1.00     1,223,750       3.00            0.82        1,223,750        0.82
                  ---------       ----            ----        ---------        ----
                  4,480,500       3.32            0.60        4,283,500        0.61
                  =========       ====            ====        =========        ====

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Stock Options and Warrants (continued)

            Stock Options (continued)

            The weighted average fair value of options granted for the three months ended September 30, 2006 and fiscal year ended June 30, 2006 was $0.07 and $0.32, respectively, as summarized below.

                                                      Weighted    Weighted
                                                       average     average
                                          Number of   exercise   grant-date
                                           options      price    fair value
                                          ---------   --------   ----------
Options with exercise prices equal to
  market price                              50,000      0.33        0.07
                                            ------      ----        ----
Options granted during the three months
  ended September 30, 2006                  50,000      0.33        0.07
                                            ======      ====        ====

                                                    Weighted    Weighted
                                                     average     average
                                        Number of   exercise   grant-date
                                         options      price    fair value
                                        ---------   --------   ----------
Options with exercise prices below
  market price                          1,715,000    0.00001      0.39
Options with exercise prices equal to
  market price                          1,063,000       0.36      0.21
                                        ---------    -------      ----
Options granted during the year
  ended June 30, 2006                   2,778,000       0.14      0.32
                                        =========    =======      ====

Commencing July 1, 2006 and as described in the Company's accounting policy relating to stock-based compensation, the Company began to expense the compensation cost relating to employee share-based payment transactions The Company recognized stock-based compensation for employees in the amount of $17,728 for the three month period ended September 30, 2006. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $177,613 for the three month period ended September 30, 2005.

The Company recognized stock-based compensation for non-employees in the amount of zero for the three month period ended September 30, 2006. The Company recognized stock based compensation for non-employees in the amount of $424,900 for the three month period ended September 30, 2005.

The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

                                             Three months    Three months
                                                 ended           ended
                                             September 30,   September 30,
                                                  2006            2005
                                             -------------   -------------
Risk - free interest rate                         3.90%            2.97%
Expected volatility                              50.99%          100.00%
Expected life of stocks options (in years)           1             0.83
Assumed dividends                                 None             None

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Stock Options and Warrants (continued)

            Stock Options (continued)

            The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:

                                                                  Three months
                                                                      ended
                                                                  September 30,
                                                                      2005
                                                                        $
                                                                  -------------
Net loss applicable to common stockholders                          (3,306,833)
Add: Stock-based compensation expense included in net loss - as
  reported                                                             424,900
Less: Stock-based compensation expense determined under fair
  value method                                                        (602,513)
                                                                    ==========
Net loss applicable to common stockholders - pro forma              (3,484,446)
                                                                    ==========
Net loss per share (basic and diluted) - as reported                     (0.05)
                                                                    ==========
Net loss per share (basic and diluted) - pro forma                       (0.06)
                                                                    ----------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Stock Options and Warrants (continued)

      b)   Warrants

           Warrants outstanding as at September 30, 2006

           Outstanding   Warrant exercise prices
           -----------   -----------------------
Series E     1,596,155              0.35
Series G     3,797,976              0.35
Series H       890,593              0.35
Series I     3,797,976              0.50
Series J     1,781,184              0.50
Series Y       136,145              0.65
Series Z     2,042,172              0.45
IB-01            7,692           0.00001
IB-02          215,385              0.59
IB-03          323,077              0.67
IB-06          605,676              0.35
           -----------           -------
Total       15,194,031              0.43
           ===========           =======

Changes in the warrants outstanding as at September 30, 2006 are as follows:

Exercise prices               0.00001       0.350        0.45        0.50      0.59      0.65      0.67      Total
                              -------   ---------   ---------   ---------   -------   -------   -------   ----------
Balance at June 30, 2006        7,692   6,890,400          --   5,579,160   215,385        --   323,077   13,015,714
Repriced                                                   --                                                     --
Granted                            --          --   2,042,172          --        --   136,145        --    2,178,317
Exercised                          --          --          --          --        --        --        --           --
Expired                            --          --          --          --        --        --        --           --
                              -------   ---------   ---------   ---------   -------   -------   -------   ----------
                                                                                                                  --
Balance as at September 30,
  2006                          7,692   6,890,400   2,042,172   5,579,160   215,385   136,145   323,077   15,194,031
                              -------   ---------   ---------   ---------   -------   -------   -------   ----------
Weigthed Average remaining
  contractual life (years)        3.9         3.4         4.2         3.9       3.9       4.2       3.9          3.5
                              -------   ---------   ---------   ---------   -------   -------   -------   ----------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Stock Options and Warrants (continued)

           Warrants outstanding as at June 30, 2006

           Outstanding   Warrant Exercise Price
           -----------   ----------------------
Series E     1,596,155          $   0.35
Series G     3,797,976          $   0.35
Series H       890,593          $   0.35
Series I     3,797,976          $   0.50
Series J     1,781,184          $   0.50
IB-01            7,692          $0.00001
IB-02          215,385          $   0.59
IB-03          323,077          $   0.67
IB-06          605,676          $   0.35
           -----------          --------
Total       13,015,714          $   0.48
           -----------          -------

Changes in the warrants outstanding for the year ended June 30, 2006 are as follows:

Exercise prices                0.00001     0.001         0.35        0.50      0.59       0.63      0.67    0.70-1.10       Total
                              --------   -------   ----------   ---------   -------   --------   -------   -----------   ----------
Balance at June 30, 2005       120,192        --           --          --   215,385    107,693   343,077    13,604,307   14,390,654
Reduction in exercise price         --        --   13,604,307          --        --         --        --   (13,604,307)          --
Granted                             --    52,289    5,294,245   5,579,160        --         --        --            --   10,925,694
Exercised                     (112,500)  (52,289)  (7,360,335)         --        --         --        --            --   (7,525,124)
Expired                             --        --   (4,647,817)         --        --   (107,693)  (20,000)           --   (4,775,510)
                              --------   -------   ----------   ---------   -------   --------   -------   -----------   ----------
                                                                                                                                 --
Balance as at June 30, 2006      7,692        --    6,890,400   5,579,160   215,385         --   323,077            --   13,015,714
                              --------   -------   ----------   ---------   -------   --------   -------   -----------   ----------
Weigthed Average remaining
  contractual life (years)         3.6       4.1          3.2         3.6       3.6         --       3.6            --          3.4
                              --------   -------   ----------   ---------   -------   --------   -------   -----------   ----------

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

17.   Commitments and Contingencies

      Commitments

            Minimum lease payments for the next five years are as follows:

           $
2007     338,426
2008     463,467
2009     414,460
2010     285,692
2011      11,930
       ---------
       1,513,975
       =========

            The Company leases premises for its various offices located across Canada. Total rent expense was $153,306 and $115,634 for the three month periods ended September 30, 2006 and 2005, respectively.

      Litigation and Settlement Costs

      i) On October 4, 2006, the Company was served with a demand letter from a former employee who is alleging wrongful dismissal and claiming an indemnity of approximately $295,786 (CAD $330,600). The case has not yet been filed with the courts however the Company has since then responded accordingly and intends to vigorously contest the alleged claim.

      ii) On September 27, 2006 our subsidiary C-Chip received a letter claiming that the Company is infringing on a patent of another similar device to that being sold by C-Chip. C-Chip has since responded to the alleged claim and is currently investigating the matter.

18.   Research and Development Investment Tax Credits

      The Company's investment tax credit claims previously calculated for the fiscal year ended June 30, 2006 has been reviewed, and as a result of this review, the Company estimates that it will collect approximately $185,482 more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excess as a further reduction of the income tax provision for the three month period ended September 30, 2006.

      The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

19.   Segment Disclosure

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

      For the quarter ended September 30, 2006

                                                Fiber &      Credit
                                              Monitoring   Management   Consolidated
                                              ----------   ----------   ------------
Net revenues from external customers           3,666,465      91,740     3,758,205
                                               ---------    --------     ---------
Cost of net revenues                           2,338,109      51,174     2,389,283
Marketing and sales expense                      497,304      65,173       562,477
Administrative expense                           300,407      86,857       387,264
Research & development                           376,747          --       376,747
Depreciation & amortization                       73,881       2,214        76,095
                                               ---------    --------     ---------
Direct costs                                   3,586,448     205,418     3,791,866
                                               ---------    --------     ---------
Direct contribution                               80,017    (113,678)      (33,661)
Other operating expenses & indirect
  costs of net revenues                                                    561,517
                                                                         ---------
Loss from Operations                                                      (595,178)
                                                                         ---------
Other income (expense)                                                     129,655
Interest expense, net                                                     (246,041)
Debenture accretion and change in fair
  value of derivative financial instruments                                117,525
Income Tax Benefit - Refundable tax credits                                364,602
Non-Controlling Interest                                                      (109)
                                                                         ---------
Net Loss from Continuing Operations                                       (229,546)
                                                                         =========

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

      Segment Disclosure (continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                          FIBER &      CREDIT
                                                        MONITORING   MANAGEMENT   CONSOLIDATED
                                                        ----------   ----------   ------------
Net revenues from external customers                    1,914,159       73,736      1,987,895
                                                        ---------      -------     ----------
Cost of net revenues                                    1,241,144       27,700      1,268,844
Marketing and sales expense                               391,794      143,745        535,539
Administrative expense                                    204,602      136,818        341,420
Research & development                                    226,108          586        226,694
Depreciation & amortization                                22,940        1,392         24,332
                                                        ---------      -------     ----------
Direct costs                                            2,086,588      310,241      2,396,829
                                                        ---------     --------     ----------
Direct contribution                                      (172,429)    (236,505)      (408,934)
Operating expenses and indirect costs of net revenues                               1,111,791
                                                                                   ----------
Loss from Operations                                                               (1,520,725)
                                                                                   ----------
Other income (expense)                                                                 27,581
Interest expense, net                                                                (226,767)
Debenture accretion                                                                (1,540,287)
Income Tax Benefit - Refundable tax credits                                           221,230
Non-Controlling Interest                                                                 (284)
                                                                                   ----------
Net Loss from Continuing Operations                                                (3,039,252)
                                                                                   ==========

      Revenue from two customers of the Company's Fiber & Monitoring segment represented $1,782,998 for the three months ended September 30, 2006, of which the outstanding receivable balances amount to $1,187,333 as at September 30, 2006.

      The Company's long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

                          September 30,    June 30,
                              2006           2005
                          -------------   ----------
                                $             $
Fiber & Monitoring          9,855,477     10,523,564
Credit Management              22,724         22,567
All Other                      46,816         55,543
                            ---------     ----------
Total long-lived assets     9,925,017     10,601,674
                            ---------     ----------

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
September 30, 2006

20.   Subsequent Events

      a)    Employment Agreements

            Martin d'Amours

            On October 11, 2006 and effective November 1, 2006, the Company entered into an Employment Agreement with Martin d'Amours pursuant to which Mr. d'Amours will remain as the President and Chief Executive Officer of Avensys. The Agreement provides for an annual salary of US$178,939 (CAD$200,000) in the first year and increasing to US$201,306 (CAD$225,000) in the third year He also was granted stock options to purchase 1,000,000 shares of the Company's common stock pursuant to the Company's non-qualified stock option plan. The stock options have an exercise price of $0.23 and a term of ten (10) years. The stock options vest equally over a period of three years commencing on June 30, 2007. The fair value of the stock award has been determined to be $96,081 and will be expensed equally over the vesting period of the stock options

            John G. Fraser

            On October 18, 2006 and effective October 1, 2006, the Company entered into an Employment Agreement with John G. Fraser, pursuant to which Mr. Fraser will remain as the President and Chief Executive Officer of Manaris until June 30, 2009. The agreement provides for an annual salary of US$268,408 (CAD$300,000) in the first year, increasing to US$281,829 (CAD$315,000) in the second year and 295,249 (CAD$330,000) in the third year. He also was granted stock options to purchase 1,500,000 shares of the Company's common stock pursuant to the Company's non-qualified stock option plan. The options have an exercise price of $0.27 and a term of ten (10) years. The stock options vest equally over a period of three years commencing on June 30, 2007. The fair value of the stock award has been determined to be $100,059 and will be expensed equally over the vesting period of the stock options

      b)    Series B Notes

            On November 9, 2006 the Company's amended registration statement, which was filed on October 10, 2006, was rendered effective. Pursuant to the Purchase Agreement relating to this debt financing, as more fully described in Note 14, the remaining second tranche of the debt financing shall be disbursed to the Company no later than five (5) business days following the effective date of the registration statement. On November 20, 2006, the Company expects to receive gross proceeds of $1,509,226 from the second tranche of the debt financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three months ended September 30, 2006 and 2005 as included in this Form 10-QSB.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Management's Discussion or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading "Risk Factors". Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words "believe," "expect," "anticipate" or similar expressions to make forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

- Our ability to grow our revenue and expand acceptance of our products in our principal markets.

- The continued availability of capital to finance our activities in the event that we are not profitable.

- Our ability to successfully integrate technologies or companies that we acquire.

- Our ability to obtain and enforce, in a timely manner, patent and other intellectual property protection for our technology and products.

- Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties' intellectual property.

- Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.

- The competitive environment and the impact of technological change on our business.

-     Other factors discussed under the heading "Risk Factors."

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

CORPORATE OVERVIEW

Manaris operates the following wholly-owned subsidiaries:

      o Avensys Inc. ("Avensys"), which develops optical components & sensors and provides environmental monitoring solutions. Avensys sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are largely targeted to industrial and public sector organizations across Canada.

      o C-Chip Technologies Corporation (North America). ("C-Chip"), which offers products and services to the credit management marketplace. C-Chip is currently targeting the new and used car markets in North America. Its technology allows credit providers to locate and disable the operation of any vehicle in the event of a delinquent payment.

As announced in October, C-Chip shipped 4,500 units of the Credit Chip 200G device in the three months ended September 30, 2006. However, our current revenue recognition accounting policy obliges us to amortize the revenues and corresponding cost of sales over 36 months. As a result, although shipments for C-Chip devices during the 3 months ended September 30, 2006 amounted to $908,000 in value, approximately 10%, or $91,000 was recognized as revenues for the quarter. The total value is reflected in our accounts receivable which stands at $618,000 at September 30, 2006 compared to $65,000 a year earlier for the same period.

Company-wide, we reduced our loss from operations to $595,000 for the quarter ended September 30, 2006, as compared to a loss of $1.5 million for the same period a year earlier. Net cash used in operating activities totaled $1.66 million. Of this amount, only $116,000 resulted from income statement activities compared with $728,000 for the same period a year earlier and $4.6 million for the year ended June 30, 2006. The balance of the Net cash used in operating activities was as a result of changes in working capital, of which $1.26 million was used to reduce accounts payable.

CHANGES IN PERSONNEL

Our former CFO resigned effective as of September 30, 2006. He has been replaced by the Company's Controller, Tony Giuliano.

On October 1, 2006, Marie-Annick Riel was appointed as President of our C-Chip subsidiary, replacing Claude Arbour. In this capacity, Ms. Riel is also responsible for overseeing the operations of the Avensys Solutions division of our Avensys subsidiary. Both C-Chip and Manaris will be relocating to the Avensys premises during the month of December 2006.

CHANGE IN AUDITORS

On October 25, 2006, PricewaterhouseCoopers LLP - Montreal Canada was dismissed as the Company's independent registered public accounting firm. We have engaged Raymond Chabot Grant Thornton LLP, Montreal - Canada as our new independent registered public accounting firm.

OVERVIEW OF AVENSYS

During the three months ending September 30, 2006, important milestones were realized at Avensys. On a stand alone basis, the Avensys subsidiary was profitable during the first quarter. In addition, on a stand-alone basis, Avensys revenues for the first quarter increased by approximately 89% as compared to the same period a year ago. Avensys' two divisions, Avensys Technology (optical fiber) and Avensys Solutions (environmental monitoring systems), as well as the Company's R&D partner, ITF Labs, contributed to the improved performance.

The positive results from Avensys, which continue to represent more than 95% of Manaris' total revenue, confirm the validity of our strategic choice to use Avensys as a primary vehicle for future growth.

The President of Avensys, Martin d'Amours, who helped orchestrate the integration of Avensys within Manaris and its subsequent acquisition of ITF Optical, signed a long-term contract with the company effective November 1, 2006.

Avensys is comprised of two divisions: (i) Avensys Technology, which produces optical components and modules for the telecom, fiber laser and optical sensor markets, and (ii) Avensys Solutions, which provides environmental solutions and instrumentation.

The optical market, which is served by the Avensys Technology division, continues to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules, and optical sensors comprising the remaining 25% of optical sales. All of the operations of Avensys Technology are now regrouped in the facility that we acquired from ITF Optical. Approximately 45% of the total revenue of Avensys for the quarter was generated from activities that are directly attributable to our acquisition of ITF Optical. This has enabled the Avensys subsidiary, on a stand alone basis, to generate a profit during the first quarter.

Generally speaking, the optical manufacturing industry has experienced significant pressure on margins over the last few years. At Manaris, this trend has been compounded by a weaker US dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins. Despite these negative factors, the Avensys subsidiary reported positive operating margins during the first quarter which is attributable to operational gains and synergies following our acquisition of ITF Optical.

The successful integration of Avensys' acquisition of ITF Optical Technologies enables Avensys to concentrate on organic revenue growth and potential additional consolidation opportunities in the optical market. Our strategic goals for growth over the next year are as follows:

      1- Increase direct and indirect distribution channels

      2- Improve operational efficiencies and increase margins

      3- Introduce new complementary products to our customers

Manaris' consolidated financial statements also include the results of ITF Labs. Avensys owns 42% of the voting stock of ITF Labs. ITF Labs has contributed revenues to Manaris through research and development contracts. On a stand alone basis, ITF Labs generated a profit during the first quarter. The relationship between Avensys and ITF Labs has enabled Avensys to benefit from ITF Labs' ongoing research and development activities while limiting Avensys' direct research and development exposure.

The Avensys Solutions division of Avensys continues to grow as well. In September, we announced Marie-Annick Riel's appointment to general manager of the division. This nomination of Marie-Annick, a leader with a proven track record in the industry, confirms our commitment to the growth of this division. We expect to realize this growth through both organic initiatives and potential merger or acquisition opportunities. We continue to be firm believers in this exciting business segment that has allowed us, through its stability, to be a more solid organization.

Avensys Solutions generated gross margins slightly higher than 35% during the first quarter. Although Avensys Solutions' market is in a fairly stable sector with expected overall industry growth estimated at 3-5% year over year, our results for Q1 2007 show a 24% increase in revenues over the same period last year. This growth is partially attributable to the delivery of our Intelligent Bubbler System product, developed in cooperation with Hydro Quebec, and the execution of our strategy of "moving up the value chain" with value-added integrated solutions built around our core products. The Intelligent Bubbler is an automated system used to measure the level of both surface and ground water. The system can also be used for industrial applications to remotely measure levels of liquids in tanks and reservoirs as well as for critical hydrological applications such as flood prevention. While single-tube bubblers have existed for many years, Avensys Solutions' multi-tube bubbler, which is based on a patent owned by Hydro-Quebec and features proprietary software, is designed to improve precision and reliability.

During the first quarter, Avensys Solutions completed the deployment of a made-to-measure methane monitoring station in the Central American country of El Salvador. This project was completed in partnership with a Canadian consulting company, and included the work of specialists in the reduction of greenhouse gas effects and emission of industrial pollutants.

The strategic goals for Avensys Solutions over the next year are two-fold. First, we intend to be active in the consolidation movement of this mature industry, comprised of a fairly large number of small privately owned distributors while growing our distribution channel and product offering through a merger and acquisition strategy. Secondly, we expect to continue "moving up the value chain" by adding integration capabilities and services to Avensys Solutions' core products.

OVERVIEW OF C-CHIP

For C-Chip Technologies, the introduction of the GSM Credit Chip 200G in April 2006 represents the beginning of a new era focused on growing sales and shipping larger quantities. During the first quarter, C-Chip continued to develop a network of knowledgeable and established resellers to distribute the Credit Chip 200G product, primarily in the United States, to the "buy here, pay here" market. We now have 17 resellers for the Credit Chip 200G.

Results of Operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005

The results of operations include the accounts of the Company and its subsidiaries.

                                                           Three months ended September 30,
                                                           --------------------------------
                                                                  2006        2005             Change     Change
                                                                ---------   ----------        ---------   ------
                                                                    $           $                 $         %
Revenue                                                         3,758,205    1,987,895        1,770,310      89%
Cost of Revenue                                                 2,389,283    1,268,844        1,120,439      88%
                                                                ---------    ---------        ---------
Gross margin                                                    1,368,922      719,051          649,871      90%
                                                                ---------    ---------        ---------
    Gross Margin as % of Revenue                                       36%          36%

Operating expenses
  Depreciation and amortization                                   177,868      165,597           12,271       7%
  Selling, general and administration                           1,409,484    1,811,663         (402,179)    -22%
  Loss on impairment of Intangible Assets                              --       35,822          (35,822)   -100%
  Research and development                                        376,747      226,694          150,053      66%
                                                                ---------    ---------        ---------
Total Operating expenses                                        1,964,099    2,239,776         (275,677)    -12%
                                                                ---------    ---------        ---------

                                                                ---------    ---------        ---------
Operating gain (loss)                                            (595,177)  (1,520,725)         925,548     -61%
                                                                ---------    ---------        ---------

Other income (expenses)                                           129,655       27,581          102,074     370%
Interest expense, net                                            (246,041)    (226,767)         (19,274)      8%
Debenture & preferred shares accretion                           (640,610)  (1,540,287)         899,677     -58%
Change in fair value of derivative financial instruments          758,134           --          758,134
Income tax benefits - refundable tax credits                      364,602      221,230          143,372      65%
Non-Controlling interest                                             (109)        (284)             175     -62%
Results of discontinued operations                                     --     (267,581)         267,581    -100%
                                                                ---------    ---------        ---------
    Net loss                                                     (229,546)  (3,306,833)       3,077,287     -93%
                                                                ---------    ---------        ---------

Revenue

Sales from the Fiber & Monitoring operating segment of Avensys products and solutions, account for 98% of our net revenues. Avensys products were sold directly to customers throughout the world. Sales from the Credit Management operating segment of C-Chip products and solutions, were generated through a network of 17 resellers located in North America.

Our revenues were composed of the following:

            Three months ended September 30,
            --------------------------------
                     2006        2005           Change     Change
                  ---------   ---------        ---------   ------
                      $           $               $            %
Avensys           3,666,465   1,914,159        1,752,306     92%
C-Chip               91,740      73,736           18,004     24%
                  ---------   ---------        ---------
  Revenue         3,758,205   1,987,895        1,770,310     89%
                  ---------   ---------        ---------

Our revenues for the three months ended September 30, 2006 increased 89% over the same period in 2005. This increase is primarily due to the addition of new customers by both Avensys and C-Chip during the course of the fiscal year ended June 30, 2006. The ITF transaction resulted in the expansion and diversification of Avensys' customer base. On the other hand, C-Chip's focused efforts on signing new resellers for its credit management product brought positive results during the quarter - C-Chip added 9 new resellers since the end of the end of 2006 fiscal year.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was unchanged at 64% for the three months ended September 30, 2006, compared with the same period in 2005. Gross margin, relative to revenues, was unchanged, as Avensys saw reductions in the operational costs of production, following the ITF transaction, that were offset by the negative effects of a weak U.S. dollar and the price pressures currently affecting the optical fiber market.

Operating Expenses

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2006 increased by $12,271 over the same period last year. This increase is primarily attributable to the addition of manufacturing and research and development assets as part of the acquisition of ITF Optical assets.

Selling General and Administrative expenses

Selling, general and administrative (SG&A) expenses consist primarily of marketing and sales expenses, general and administrative expenses, payroll and related expenses, and professional fees. SG&A expenses for the three months ended September 30, 2006 decreased 22% as compared to the same period in 2005. SG&A are composed of the following:


                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                        2006         2005            Change     Change
                                                      ---------   ---------         ---------   ------
                                                          $           $                 $          %
General and administrative                              399,322     303,746            95,576     31%
Marketing and Sales                                     589,028     557,547            31,481      6%
Payroll and related expenses                            137,737     187,330           (49,593)   -26%
Professional fees                                       234,428     265,767           (31,339)   -12%
Travel                                                   18,319      21,546            (3,227)   -15%
Other selling, general and administrative                30,649     475,727          (445,078)   -94%
                                                      ---------   ---------         ---------
  Selling, General and Administrative Expenses        1,409,484   1,811,663         $(402,179)   -22%
                                                      ---------   ---------         ---------

o General and administrative expenses for the three months ended September 30, 2006 increased by 31% versus the same period in 2005 primarily due to expansion of operations at Avensys.

o Marketing and sales expenses remained largely unchanged, recording an increase of 6% as compared to the same period in 2005.

o The reduction in payroll expenses is primarily attributable to the holding company, Manaris.

o SG&A expenses classified as 'Other selling, general and administrative', includes stock based compensation, which makes up $407,172 of the $445,078 reduction in 'Other selling, general and administrative' expenses.

Research and Development

For the three months ended September 30, 2006, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three months ended September 30, 2006 increased by $150,053 over the same period in 2005. This increase is primarily attributed to the expanded roster of research and development projects at ITF Labs.

Net Loss

Our net loss decreased to $229,546 for the quarter ended September 30, 2006, compared to $3,306,833 for the same period in 2005. This change, however, was affected by the addition of derivative financial instruments to our balance sheet. We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets and the August 2006 financing ("derivative liabilities"). These derivative liabilities are re-measured at each period end using the Black-Scholes option pricing model, and are consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At September 30, 2006, our share price had dropped to $0.23 a share, which significantly reduced the fair values of the derivative liabilities on our balance sheet, and reduced our net loss by $758,134. Excluding the gain from changes in fair values of these derivative liabilities, our net loss would have been $987,680 for the quarter ending September 30, 2006. Two non-recurring events also had a significant impact on the net loss for the quarter ended September 30, 2006. A gain on sale of fixed assets amounting to $343,629 and a revaluation of our estimates for research and development tax credits receivable resulted in a gain of approximately $186,000, both improved our results by reducing net loss for the quarter ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

Historically, Manaris' operations have been financed primarily from cash on hand, from the sale of common shares or of convertible debentures. The operations of our Avensys subsidiary have been supported primarily from revenue from the sales of products and services.

As of September 30, 2006, we had working capital of $968,324, compared to a working capital deficiency of $1,657,699 at June 30, 2006. Included in these figures for net working capital:

                                                     September 30,    June 30,
                                                         2006           2006        Change     Change
                                                     -------------   ----------   ----------   ------
                                                           $              $           $          %
Cash, cash equivalents, and short term investments       926,304        438,708      487,596    111%
Receivables                                            3,709,461      3,480,649      228,812      7%
Inventory                                              1,350,955      1,563,805     (212,850)   -14%
Other current assets                                     786,932        589,302      197,630     34%
                                                       ---------     ----------   ----------    ----
Current assets                                         6,773,652      6,072,464      701,188     12%
                                                       ---------     ----------   ----------    ----
Accounts payable and accrued liabilities               3,382,942      4,666,859   (1,283,917)   -28%
Loans payable                                          2,010,324      2,331,696     (321,372)   -14%
Other current liabilities                                412,062        731,608     (319,546)   -44%
                                                       ---------     ----------   ----------    ----
Current Liabilities                                    5,805,328      7,730,163   (1,924,835)   -25%
                                                       ---------     ----------   ----------    ----
Net working capital (deficiency)                         968,324     (1,657,699)   2,626,023    158%
                                                       ---------     ----------   ----------    ----

Since the end of the 2006 fiscal year, we began implementing the following measures to address our concerns over the liquidity of the Company, and its ability to continue as a going concern:

o Secured convertible debt financing, on August 11, 2006, to fund our operations and growth.

o     Assisted our subsidiaries in obtaining financing to fund revenue growth.

o Renegotiated debt financing at our C-Chip subsidiary to obtain improved repayment terms.

During the three months ended September 30, 2006, net cash used to fund continuing operating activities was $1,663,833, consisting primarily of:

o     $116,423 net use of cash in operating activities

o     $1,258,208 used to pay accounts payable.

During the three months ended September 30, 2006, we mainly financed our operations through the August 11, 2006 Series B Notes and revenue from the sales of products and services.

Selected Balance Sheet information:

                             September 30,    June 30,
                                 2006           2005        Change     Change
                             -------------   ----------   ----------   ------
                                   $             $             $          %
Total Assets                    17,897,89    17,143,434      753,755      4%
Current Liabilities             5,805,328     7,730,163   (1,924,835)   -25%
Long-Term Liabilities           4,048,862     2,183,345    1,865,517     85%
Non-Controlling Interest           23,992        23,939           53      0%
Total Stockholder's Equity      8,019,008     7,205,987      813,021     11%

Total assets remain largely unchanged as increases in cash and other current assets were largely offset by the disposition of some outdated fixed assets. The decrease in current liabilities is primarily a result of current accounts payable payments throughout the Company, repayments on the C-Chip line of credit and the conversion of a convertible debenture into shares of the Company.

As of September 30, 2006, the Company had 79,286,852 issued and outstanding shares compared to 77,671,281 on June 30, 2006. The increase is mainly due to the issuance of 1,277,558 common shares in connection with the Series A Notes.

Stock options outstanding at September 30, 2006 totaled 4,480,500 at a weighted average exercise price of $0.60 and have a weighted average remaining contractual life of 3.32 years.

The Series A Notes we issued in February 2005 in an aggregate principal amount of $4.68 million have been largely repaid or converted, with approximately $400,000 outstanding as of October 31, 2006.

August 2006 Convertible Note and Warrant Private Placement

On August 11, 2006, we entered into a Note and Warrant Purchase Agreement for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6M and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants"). Gross proceeds of approximately $2.1M were received by August 22, 2006, with net proceeds of approximately $1.8M, after transaction fees. We are entitled to receive the remaining $1.5 million following effectiveness of the Company's registration statement (File No. 333-136608), which was declared effective on November 9, 2006. On November 20, 2006, the Company expects to receive gross proceeds of $1,509,226 from the second tranche of the debt financing.

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

Critical Accounting Policies and Estimates

The accompanying management discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes estimates about the effects of matters that are inherently uncertain. These estimates form the basis for making judgments about the financial position and results of operations, which are integral to understanding the Company's financial statements. We base our estimates and judgments on historical experience and on other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecast with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management's judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

There have been no significant changes during the first quarter of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-KSB for the fiscal year ended June 30, 2006, except as noted below for stock-based compensation.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment. SFAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected lives. The Company has elected the modified prospective transition method for adopting FAS 123(R). Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the July 1, 2006 effective date. The unrecognized expense of awards not yet vested as of July 1, 2006 are also recognized as an expense in the calculation of net income.

Derivative instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Off-Balance Sheet Arrangements

None.

PART II

ITEM 1. LEGAL PROCEEDINGS

Manaris is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Manaris' business.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the first quarter, we issued 255,080 shares of common stock to the ITF preferred shareholders of ITF Optical Technologies, Inc. pursuant to the Asset Purchase Agreement dated as of April 4, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 12, 2006 we filed an amendment to our Registration Statement that was originally filed on August 14, 2006 (File No. 333-136608). The Registration Statement relates to the resale by the selling stockholders of 24,319,497 shares of our common stock. The Registration Statement was rendered effective by the Securities Exchange Commission on November 9, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1 Form of Series Y Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.2 Form of Series Z Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.3 Form of Series B Subordinated Secured Convertible Promissory Note as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.4 Form of Original Issue Discount Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.5 Form of Note and Warrant Purchase Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.6 Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.7 Form of Pledge and Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.8 Deed of Hypothec (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.9 Placement Agent Agreement by and between Manaris Corporation and Midtown Partners & Co., LLC. dated as of April 17, 2006.

10.10 Employment Agreement between Manaris Corporation and Tony J. Giuliano (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 26, 2006).

10.11 Addendum to Employment Agreement between Manaris Corporation and Tony J. Giuliano (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 26, 2006).

10.12 Employment Agreement between Manaris Corporation and Martin d'Amours (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

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

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2006.

                                  MANARIS CORPORATION
                                  (Registrant)


                                  BY: /s/ John Fraser
                                      ------------------------------------------
                                      John Fraser, President and Chief Executive
                                      Officer (Principal Executive Officer)


                                  BY: /s/ Tony Giuliano
                                      ------------------------------------------
                                      Tony Giuliano, Chief Financial Officer,
                                      (Principal Financial and Accounting
                                      Officer)