Form 10QSB
period 2006-12-31
MANARIS CORP
filed 2007-02-14
CIK 1125051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

      OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        COMMISSION FILE NUMBER 000-33199

                               MANARIS CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                      88-0467848
(State of other jurisdiction of             (IRS Employer Identification Number)
         incorporation)

                              400 boul. Montpellier
                                Montreal, Quebec
                                 Canada H4N 2G7
                    (Address of principal executive offices)

                                 (514) 904-6030
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

As of February 9, 2007 there were 79,292,907 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Manaris Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. dollars)
December 31, 2006

                                                                           Index
                                                                           -----
Consolidated Balance Sheets.............................................    F-2

Consolidated Statements of Operations...................................    F-3

Consolidated Statements of Cash Flows...................................    F-4

Consolidated Statement of Stockholders' Equity..........................    F-6

Notes to Consolidated Financial Statements..............................    F-7

Manaris Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

                                                                            December 31,     June 30,
                                                                                2006           2006
                                                                            ------------   -----------
                                                                                  $             $
                                                ASSETS
Current Assets
Cash and cash equivalents                                                      1,435,578       438,708
Accounts receivable, net of allowance for doubtful accounts of $44,326
  and $115,721, respectively                                                   2,556,752     3,104,907
Deposits in trust                                                                     --        79,781
Other receivables (Note 5)                                                       812,975       375,742
Inventories (Note 5)                                                           1,664,369     1,563,805
Prepaid expenses and deposits                                                    135,385       259,552
Deferred contract costs (Note 4)                                                      --       151,272
Restricted held-to-maturity security                                              85,807        89,686
Current assets of discontinued operations                                          2,458         9,011
                                                                             -----------   -----------
Total Current Assets                                                           6,693,324     6,072,464
                                                                             -----------   -----------
Property and equipment, net                                                    2,251,854     3,082,402
Intangible assets                                                              3,880,708     3,757,272
Goodwill                                                                       3,599,305     3,762,000
Deferred financing costs                                                         511,000       101,681
Deposits                                                                          82,812        86,225
Deferred contract costs (Note 4)                                                      --       281,390
                                                                             -----------   -----------
Total Assets                                                                  17,019,003    17,143,434
                                                                             ===========   ===========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 5)                              3,426,631     4,666,859
Bank and other loans payable (Note 8)                                          1,575,941     2,331,696
Current portion of long-term debt (Note 10)                                       78,654       103,717
Current portion of convertible debentures (Note 11)                              495,085       587,891
Due to related parties (Note 7)                                                   40,000        40,000
                                                                             -----------   -----------
Total Current Liabilities                                                      5,616,311     7,730,163
                                                                             -----------   -----------
Long-term debt, less current portion (Note 10)                                   185,620       222,900
Deferred revenue (Note 4)                                                             --       281,390
Convertible debentures (Note 11)                                               2,625,872       343,109
Balance of purchase price payable (Note 9)                                       956,888       877,675
Derivative financial instruments (Notes 9 and 11)                                836,785       458,271
                                                                             -----------   -----------
Total Liabilities                                                             10,221,475     9,913,508
                                                                             -----------   -----------
Non-controlling Interest                                                          25,769        23,939
                                                                             -----------   -----------
Stockholders' Equity
Common Stock, 500,000,000 shares authorized with a par value of $0.00001;
  79,286,852 and 77,671,281 issued and outstanding, respectively                     793           777
Additional Paid-in Capital                                                    35,324,065    34,169,867
Accumulated other comprehensive loss                                            (214,440)     (316,566)
Deficit                                                                      (28,338,660)  (26,648,091)
                                                                             -----------   -----------
Total Stockholders' Equity                                                     6,771,758     7,205,987
                                                                             -----------   -----------
Total Liabilities and Stockholders' Equity                                    17,019,003    17,143,434
                                                                             ===========   ===========

Going Concern (Note 1)

Contingencies (Note 17)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
Interim Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

                                                                  For the Three Months       For the Six Months
                                                                   Ended December 31,        Ended December 31,
                                                                -----------------------   -----------------------
                                                                   2006         2005         2006         2005
                                                                ----------   ----------   ----------   ----------
                                                                     $            $            $            $
Revenue (Note 4)                                                 4,865,465    2,153,289    8,623,670    4,141,184
                                                                ----------   ----------   ----------   ----------
Costs of Revenue                                                 3,947,264    1,496,149    6,336,547    2,772,322
                                                                ----------   ----------   ----------   ----------
Gross Margin                                                       918,201      657,140    2,287,123    1,368,862
                                                                ----------   ----------   ----------   ----------
Operating Expenses
Depreciation and amortization                                      215,775      320,809      393,643      486,406
Selling, general and administration (Note 13)                    1,451,790    1,507,279    2,861,274    3,354,764
Research and development                                           365,957      214,159      742,704      440,853
                                                                ----------   ----------   ----------   ----------
Total Operating Expenses                                         2,033,522    2,042,247    3,997,621    4,282,023
                                                                ----------   ----------   ----------   ----------
Loss from Operations                                            (1,115,321)  (1,385,107)  (1,710,498)  (2,913,161)
Other Expenses
Other income (expense)                                             204,519      (26,540)     334,174        1,041
Interest expense, net                                             (189,011)    (236,439)    (435,052)    (463,206)
Debentures and preferred shares accretion (Notes 9 and 10)        (753,462)    (885,313)  (1,394,072)  (2,425,600)
Change in fair value of derivative financial instruments
  (Notes 9 and 11)                                                 229,190            0      987,324           --
                                                                ----------   ----------   ----------   ----------
Net Loss from Continuing Operations Before Income Tax Benefit   (1,624,086)  (2,533,399)  (2,218,124)  (5,800,926)
Income Tax Benefit - Refundable tax credits (Note 15)              164,501      184,284      529,102      405,514
                                                                ----------   ----------   ----------   ----------
Net Loss from Continuing Operations before Non-Controlling
  Interest                                                      (1,459,585)  (2,349,115)  (1,689,022)  (5,395,412)
Non-Controlling Interest                                            (1,438)         814       (1,547)         530
                                                                ----------   ----------   ----------   ----------
Net Loss from Continuing Operations                             (1,461,023)  (2,348,301)  (1,690,569)  (5,394,882)
Results of Discontinued Operations                                      --       99,941           --     (167,640)
                                                                ----------   ----------   ----------   ----------
Net Loss applicable to common stockholders                      (1,461,023)  (2,248,360)  (1,690,569)  (5,562,522)
                                                                ----------   ----------   ----------   ----------
Net Loss from continuing operations per share - Basic
  and Diluted (Note 13)                                              (0.02)       (0.03)       (0.02)       (0.08)
                                                                ----------   ----------   ----------   ----------
Net Loss per share - Basic and Diluted (Note 13)                     (0.02)       (0.03)       (0.02)       (0.09)
Weighted Average Common Shares Outstanding                      80,945,000   68,523,000   80,231,000   65,280,000
                                                                ----------   ----------   ----------   ----------
Statement of Comprehensive Loss:
Net loss                                                        (1,461,023)  (2,248,360)  (1,690,569)  (5,562,522)
Foreign currency translation adjustments                           104,079        1,979      102,126      (17,439)
                                                                ----------   ----------   ----------   ----------
Comprehensive loss                                              (1,356,944)  (2,246,381)  (1,588,443)  (5,579,961)
                                                                ==========   ==========   ==========   ==========

Going Concern (Note 1)

Contingencies (Note 17)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

                                                                                      For the Six Months Ended
                                                                                            December 31,
                                                                                      ------------------------
                                                                                         2006          2005
                                                                                      ----------   -----------
                                                                                           $            $
Operating Activities
Net loss                                                                              (1,690,569)  (5,562,522)
Adjustments to reconcile net loss to cash used in operating activities
  Results of discontinued operations                                                          --      167,640
  Stock based compensation                                                                87,422      473,860
  Expenses settled with issuance of common shares                                             --        5,400
  Depreciation and amortization                                                          542,000      486,406
  Provision for inventory obsolescence                                                    30,723           --
  Foregiveness of loan payable                                                          (200,000)          --
  Non-cash financial expense                                                             130,072           --
  Gain on disposal of property and equipment                                            (300,848)      31,359
  Non-controlling interest                                                                 1,547          530
  Loss on conversion of convertible debentures                                           129,922           --
  Debentures and preferred shares accretion                                            1,394,072    2,425,600
  Change in fair value of derivative financial instruments                              (987,324)          --
  Amortization of deferred financing costs                                               158,124      225,186
  Other non-cash items                                                                   121,617           --
Changes in operating assets and liabilities
  Decrease in accounts receivables                                                       548,155     (140,585)
  Decrease (increase) in inventories                                                    (165,549)    (327,668)
  (Increase) decrease in other receivables                                              (437,233)     170,629
  Decrease in deferred contract costs                                                    432,662           --
  Decrease in deferred revenue                                                          (281,390)          --
  Decrease (increase) in prepaid expenses and other assets                               127,580       (5,657)
  Increase in due to related parties                                                          --      (20,738)
  (Decrease) increase in accounts payable and accrued liabilities                     (1,386,136)      22,912
                                                                                      ----------   ----------
Net Cash Used In Operating Activities from Continuing Operations                      (1,745,153)  (2,047,648)
                                                                                      ----------   ----------
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations           6,553      349,077
                                                                                      ----------   ----------
Net Cash Used In Operating Activities                                                 (1,738,600)  (1,698,571)
                                                                                      ----------   ----------
Investing Activities
  Purchase of property and equipment                                                     (48,249)     (57,180)
  Disposal of property and equipment and inventory                                       821,995           --
  Deposits in trust                                                                       79,781           --
                                                                                      ----------   ----------
Net Cash Provided by (Used in) Investing Activities from Continuing Operations           853,527      (57,180)
                                                                                      ----------   ----------
Net Cash Provided by (Used in) Investing Activities from Discontinued Operations              --       21,109
                                                                                      ----------   ----------
Net Cash Provided by (Used in) Investing Activities                                      853,527      (36,071)
                                                                                      ----------   ----------
  Financing Activities
  Repayment of bank credit line                                                         (296,845)    (154,717)
  Repayment of senior convertible debt                                                  (605,568)    (621,924)
  Net proceeds from issue of unsecured convertible debentures                          3,179,849           --
  Long term debt repayments                                                              (52,625)      (2,317)
  Capital leases repayment                                                                (9,718)          --
  Repayment of related party advances                                                         --          (49)
  Common stock issued pursuant to warrants exercised                                          --    2,127,603
  Proceeds (repayment) of other loans payable                                           (258,910)     638,874
                                                                                      ----------   ----------
Net Cash Provided by Financing Activities from Continuing Operations                   1,956,183    1,987,470
                                                                                      ----------   ----------
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations              --     (274,573)
                                                                                      ----------   ----------
Net Cash Provided by Financing Activities                                              1,956,183    1,712,897
                                                                                      ----------   ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (74,240)      33,439
                                                                                      ----------   ----------
Increase in Cash and Cash Equivalents                                                    996,870       11,694
Cash and Cash Equivalents - Beginning of year                                            438,708      287,147
                                                                                      ----------   ----------
Cash and Cash Equivalents - End of year                                                1,435,578      298,841
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

Going Concern (Note 1)

Contingencies (Note 17)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. dollars)

                                                                                      For the Six Months
                                                                                      Ended December 31,
                                                                                      ------------------
                                                                                        2006      2005
                                                                                      --------   -------
                                                                                          $         $
Non-Cash Financing and Investing Activities
  Issuance of common shares for services                                                 3,940     5,400
  Issuance of common shares for late filing of registration statement                   73,463        --
  Issuance of common share warrants to settle related party and short term payables         --   181,649
  Issuance of common shares for interest payments                                       58,410   143,863
  Issuance of common shares for repayment of senior convertible notes, series A        341,458   708,180
  Issuance of common shares for conversion of senior convertible notes, series A            --   985,985
  Issuance of common shares to settle outstanding payables                              25,709   136,860
                                                                                      ========   =======
Supplemental Disclosures
  Interest (paid) earned from continuing operations                                   (108,297)  (18,327)
  Interest paid from discontinued operations                                                --       403
                                                                                      --------   -------

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Manaris Corporation
Interim Consolidated Statement of Stockholders' Equity
Unaudited
(Expressed in U.S. Dollars)

                                                                                           Accumulated
                                                          Common Shares       Additional      Other                       Total
                                                    ------------------------    Paid-In   Comprehensive               Stockholders'
                                                        # of        Amount      Capital       Income       Deficit        Equity
                                                       Shares         $            $            $             $             $
                                                    -----------  -----------  ----------  -------------  -----------  -------------
Balance, June 30, 2005                               54,782,802      548      24,142,078    (364,415)    (12,548,352)   11,229,859
Common stock issued for services                         15,000       --           5,400          --              --         5,400
Issuance of common shares from exercise of stock
  options                                             1,758,000       18          99,995          --              --       100,013
Stock-based compensation                                     --       --         490,795          --              --       490,795
Settlement of outstanding legal claims by the
  issuance of options                                        --       --          77,000          --              --        77,000
Common stock issued to settle outstanding payables      257,000        3         136,857          --              --       136,860
Common stock issued pursuant to interest payments
  on Senior Secured Convertible Notes "A"               748,819        7         265,429          --              --       265,436
Common stock issued pursuant to repayments of
  Senior Secured Convertible Notes "A"                5,897,695       59       2,099,734          --              --     2,099,793
Common stock issued pursuant to repayment of
  Secured convertible debenture                         631,038        6         224,391          --              --       224,397
Common stock issued upon conversion of Senior
  Secured Convertible Notes "A"                       3,575,008       36       1,249,324          --              --     1,249,360
Reduction in exercise price of outstanding
  warrants                                                   --       --       2,197,296          --      (2,197,296)           --
Common stock issued pursuant to warrants exercised    7,525,124       75       2,309,221          --              --     2,309,296
Common stock issued for purchase of business          2,550,795       26         872,346          --              --       872,372
Common Stock cancellation                               (70,000)      (1)              1          --              --            --
Translation adjustment                                                                        47,849                        47,849
Net loss for the year                                                                                    (11,902,443)  (11,902,443)
                                                     ----------      ---      ----------    --------     -----------     ---------
Balance, June 30, 2006                               77,671,281      777      34,169,867    (316,566)    (26,648,091)    7,205,987
                                                     ==========      ===      ==========    ========     ===========     =========
Balance, June 30, 2006                               77,671,281      777      34,169,867    (316,566)    (26,648,091)    7,205,987
Stock-based compensation                                     --       --          87,422          --              --        87,422
Common stock issued to settle outstanding payables       82,933        1          25,708          --              --        25,709
Common stock issued pursuant to interest payments
  on Senior Secured Convertible Notes Series A          182,609        2          58,408          --              --        58,410
Common stock issued pursuant to repayments of
  Senior Secured Convertible Notes Series A           1,094,949       11         381,447          --              --       381,458
Common stock to be issued upon conversion of
  Unsecured Convertible Debentures (Note 14)                                     527,752                                   527,752
Common stock issued for late filing of
  registration statement                                255,080        2          73,461          --              --        73,463
Translation adjustment                                                                       102,126                       102,126
Net loss for the period                                                                                   (1,690,569)    (1,690,569)
                                                     ----------      ---      ----------    --------     -----------     ---------
Balance, December 31, 2006                           79,286,852      793      35,324,065    (214,440)    (28,338,660)    6,771,758
                                                     ----------      ---      ----------    --------     -----------     ---------

Going Concern (Note 1)

   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                   Statements)

1. Going Concern

      The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Manaris Corporation (the "Company" or "Manaris") will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations and, as at December 31, 2006, had not respected certain loan covenants and was required to restrict use of funds under a license agreement with a supplier. Accordingly, there exists substantial doubt that the Company would be able to continue as a going concern at December 31, 2006. The Company's continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

      In order to address this situation, Management has developed a plan to focus on the core business of the Company. Also, the first tranche of a new debt financing, representing gross proceeds of $2,112,917 and net proceeds of $1,819,612, was obtained in August 2006 (Note 11) to fund the operations of the Company. The second tranche of the new debt financing, representing gross proceeds of $1,509,226 and net proceeds of $1,360,237, was obtained in November 2006 (Note 11).

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

      o C-Chip Technologies Corporation (North America) ("C-Chip"), which, through a recently signed Technology License Agreement (Note 4), has granted a former supplier an exclusive license to manufacture and sell devices based on C-Chip's technology in the sub-prime used vehicle market. C-Chip earns royalties with respect to the devices sold by the licensee to the credit management marketplace.

      The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip. In July 2005, the Company changed its name to Manaris Corporation. The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, "Development Stage Companies". The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company's assets and operations at December 31, 2006 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

3. Basis of Presentation and Significant Accounting Policies

      Basis of Presentation

      These consolidated financial statements are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States of America ("US") and are presented in US dollars.

      Interim Financial Information

      The financial information as at December 31, 2006 and for the three and six month periods ended December 31, 2006 and 2005 is unaudited. In the opinion of Management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the six month period ended December 31, 2006 are not necessarily indicative of the operating results anticipated for the full year. Except for the change in accounting policy described in Note 13, the financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2006.

      The disclosures in these interim financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements and therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended June 30, 2006.

      Basis of Consolidation

      These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiaries, Fizians Inc., of which Avensys owns 70% of its outstanding shares, and ITF Laboratories Inc. ("ITF"), in which Avensys holds variable interests and is the primary beneficiary, and b) 100% of C-Chip. All inter-company accounts and transactions have been eliminated in the consolidation.

      Advertising

      The Company's advertising costs are expensed as incurred, which amounted to $35,627 and $60,127 for the three and six month periods ended December 31, 2006, respectively.

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

      Stock-Based Compensation

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share Based Payments. SFAS 123R requires all entities to recognize compensation cost for share-based awards, including options, granted to employees. SFAS 123R eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued To Employees, and generally requires instead that such transactions be accounted for using a fair-value based method. Public companies are required to measure stock-based compensation classified as equity by valuing the instrument the employee receives at its grant-date fair value. The Company implemented SFAS 123R commencing July 1, 2006 using the modified prospective transition approach. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company will recognize the expense over the period during which an employee is required to provide service in exchange for the award.

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

      For periods prior to December 1, 2006, C-Chip derived revenues from the sale of credit management devices and associated services. The devices were bundled with service agreements which provided the customer with access to C-Chip's web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services were essential to the functionality of the device, revenues from the sale of devices (including services) were deferred and recognized as revenue over the contractual service period and the related cost of revenues was deferred and amortized to cost of revenues over the corresponding period. Such items were described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip could also earn other amounts during the service period, which were charged to the customer on a pay per use basis, for which revenue and the related costs were recognized when the related service was provided.

      The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in conjunction with the ratification of a new Technology License Agreement, C-Chip's revenue stream was modified. C-Chip will earn royalties from the granting of licenses, based on the number of units sold by the Licensee (Note 4).

      Restricted Held-to-Maturity Security

      An irrevocable letter of credit for $85,807 (CAD$100,000) was issued by Manaris to partially guarantee the Avensys line of credit (Note 11). A term deposit, maturing on October 17, 2007 and bearing interest at 3.0% per annum, is designated as collateral for this amount.

      Recent Accounting Pronouncements

      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
      3. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The provisions of SFAS 154 apply for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements. This FASB Statement was implemented by the Company commencing July 1, 2006 and such did not have a material effect on the Company's results of operations or financial position.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of this standard on its consolidated financial position, results of operations and cash flows.

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

4. Technology License Agreement

      On December 22, 2006, with an effective date of December 1, 2006, C-Chip entered into a Technology License Agreement ("Agreement") with a supplier of the Company. Pursuant to the Agreement, C-Chip has granted this supplier an exclusive license to manufacture and sell devices based on C-Chip's technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall earn and record royalties equal to the greater of : (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties will be applied against the principal and interest balance of a loan made to C-Chip from the former supplier (Note 8), which at the time of the Agreement had a balance of $1,143,321. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip's prior years' input and development of the technology, the outstanding principal amount of the loan was reduced by $200,000. The associated gain was included in other income.

      The initial term of the Agreement ends on the first anniversary of the date that the outstanding principal amount of the loan has been satisfied as a result of the royalties being applied thereto ("Repayment Date"). The licensee shall thereafter have an option to purchase C-Chip's intellectual property within 90 days of the Repayment Date.

5. Balance Sheet Details

                                           December 31,    June 30,
                                               2006          2006
                                           ------------   ---------
                                                 $            $
Other Receivables
  Investment tax credits receivable            623,768      117,190
  Sales tax receivable                         155,083      151,332
  Other                                         34,124      107,220
                                             ---------    ---------
                                               812,975      375,742
                                             =========    =========
Inventory
  Raw materials                                810,150      635,405
  Work in process                              128,107      120,864
  Finished goods                               726,112      807,536
                                             ---------    ---------
                                             1,664,369    1,563,805
                                             =========    =========
Accounts Payable and Accrued Liabilities
  Accounts payable                           3,077,679    3,911,610
  Payroll and benefits                          45,750      184,785
  Income taxes payable                           1,716        1,794
  Rent payable                                  10,761       12,894
  Deferred revenue                                  --      151,272
  Other                                        290,725      404,504
                                             ---------    ---------
                                             3,426,631    4,666,859
                                             =========    =========

6. Variable Interest Entity

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

      During the year ended June 30, 2005, Avensys transferred its research activities to Avensys Laboratories Inc. ("ALI"). Avensys owned at the time 49% of ALI and the two entities entered into an agreement (the "ALI Agreement") whereby ALI would perform research and development activities for Avensys. The Ali Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $429,037 (CAD$500,000). ALI provided research & development for Avensys only. However, it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

      As a result of the above, ALI had been included in the consolidated financial statements commencing in the year ended June 30, 2005 since Avensys was the primary beneficiary.

      During the year ended June 30, 2006, ALI purchased ITF's R&D assets as part of a business combination. As a result of the ITF transaction, Avensys' ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which Avensys is the primary beneficiary. Consequently, ALI will continue to be consolidated by Avensys and Manaris following the ITF transaction. Following this transaction, ALI changed its name to ITF Laboratories Inc.

      ITF Laboratories Inc. continues to provide research & development solely for Avensys. However, it may enter into agreements with third parties in the future. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three and six month periods ended December 31, 2006, since Avensys is the primary beneficiary. The impact of including ITF Laboratories Inc. in the consolidated balance sheet as at December 31, 2006 includes additions to current assets of $1,342,344 (June 30, 2006 - $967,397), net property and equipment of $906,791 (June 30, 2006 - $1,201,358), intangible assets of $246,713 (June 30, 2006 - $343,717) and current liabilities of $655,962
      (June 30, 2006 - $1,138,306). The impact on the consolidated statement of operations for the three and six month periods ended December 31, 2006 was an increase in revenue of $444,769 and $895,436, respectively, and an increase in expenses of $37,439 and $340,053, respectively. The increase in expenses includes an amount for research and development expenses of $123,017 and $499,764, respectively.

7. Related Party Transactions and Balances

      The total amount due to officers and/or shareholders of the Company at December 31, 2006 is $40,000 (June 30, 2006 -$40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

8. Bank and Other Loans Payable

      Avensys maintains a line of credit from a financial institution for an authorized amount of $1,166,981 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at December 31, 2006 amounted to $670,159 (CAD$781,003) (June 30, 2006 $967,004 - CAD$1,078,209). Avensys has designated its accounts receivable totalling $2,169,206 (CAD$2,527,993) and inventories totalling $1,643,758 (CAD$1,915,636) as collateral for the line of credit. According to terms of the credit agreement, the Company is subject to certain financial covenants which were not respected as at December 31, 2006. Consequently, the financial institution may exercise its right to demand repayment at any time.

      In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement ("Agreement") with C-Chip to manufacture and sell devices based on C-Chip's technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 4, the balance outstanding under the facility as at December 31, 2006 was reduced to $905,782 (CAD$1,055,598) (June 30, 2006 $1,364,692 - CAD$1,521,632).

9. Balance of Purchase Price and Derivative Liability on ITF Purchase

      On April 18, 2006, Manaris, Avensys and ALI, entered into an Asset Purchase Agreement (the "ITF Agreement") to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc.

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

      The Preferred Shareholder arrangement entitling these shareholders to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company's common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value will be accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the shareholders could require a payment. The carrying value of the note as at June 30, 2006 was $877,675. The carrying value of the note as at December 31, 2006 is $956,888. The embedded conversion option has been classified as a liability and was recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $458,271 as of June 30, 2006. The fair value of this embedded conversion option was $134,683 as of December 31, 2006. The fair value of the embedded conversion option is determined by using the Black-Scholes Model.

      On April 18, 2006, Manaris, Avensys and Avensys Laboratories Inc ("ALI"), entered into an Asset Purchase Agreement (the "Agreement") to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc., a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The transaction represented the acquisition of a business, which added complementary products to Avensys' product offerings and provided access to a new potential customer base.

      The purchase price paid for the manufacturing assets acquired by Avensys, pursuant to the ITF Agreement, was approximately $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and $872,372
      (CAD$1,000,000) of Manaris common stock (2,550,795 common shares). The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on November 9, 2006 ("Free Date"). The holders of these shares are permitted to sell, in every three month period following the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Manaris on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares shall be permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Manaris on the date of the sale of the common shares is higher than a specified reference price, which is $0.34. The holders of the common shares shall also be permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date ("Period"), the holders of the common shares sell the common shares through the facilities of the OTCBB at a price which is less than the specified reference price, Manaris shall, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall, if any, between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Manaris equal to the cumulative shortfall. On December 31, 2006, Manaris is not aware of any sales by the holders of such common shares and the maximum potential shortfall, based on a closing share price of $0.21 at the end of the current quarter, is approximately $332,000.

10. Long-Term Debt

                                                                                    December 31,   June 30,
                                                                                        2006         2006
                                                                                    ------------   --------
                                                                                          $            $
Mortgage loan secured by Avensys' intangible and movable tangible assets
  (December 31, 2006-CAD$287,000), bearing interest at prime rate plus 2.75%,
  payable in monthly instalments of CAD$7,000 plus interest, maturing in May 2010      246,267     295,067

Capital lease obligations (December 31,2006-CAD$17,530), bearing interest
  between 5.83% and 7.72%, maturing between March 2007 and May 2008                     15,042      25,353

Note payable (December 31, 2006-CAD$3,455), non-interest bearing, payable in
  monthly instalments of $691, unsecured, maturing in April 2007                         2,965       6,197
                                                                                       -------     -------
                                                                                       264,274     326,617
Less: Current portion of long-term debt                                                 78,654     103,717
                                                                                       -------     -------
Long-term debt                                                                         185,620     222,900
                                                                                       =======     =======
Principal payments on long-term debt and capital leases are as follows:
                                                                                          $            $
2007                                                                                    78,654     103,717
2008                                                                                    77,953      78,506
2009                                                                                    77,402      75,336
2010                                                                                    30,265      69,058
2011                                                                                        --          --
                                                                                       -------     -------
Total                                                                                  264,274     326,617
                                                                                       =======     =======

11. Convertible Debentures

                                                                                        December 31,   June 30,
                                                                                            2006         2006
                                                                                        ------------   --------
                                                                                              $            $
Series A Senior Secured Convertible Debentures bearing interest at 7%, payments for 20 months beginning June 16, 2005, interest payable each June and December,
  maturing January 31, 2007, original principal amount of $4,675,000 (Note 11 (a))           99,120     188,328

Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated Secured
  Convertible debentures (original principal amount equal to 15% of the Series B
  debentures), maturing February 11, 2009 (Note 11 (b))                                   2,687,154          --

Unsecured Convertible Debentures bearing interest at 15%, maturing September 1, 2007,
  original principal amount of $437,220 (CAD$487,500) (Note 11 (c))                              --     399,563

Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008,
  original principal amount of $343,230 (CAD$400,000) (Note 11 (c))                         334,683     343,109
                                                                                          ---------     -------
                                                                                          3,120,957     931,000
Less: Current portion of convertible debentures                                             495,085     587,891
                                                                                          ---------     -------
Convertible debentures                                                                    2,625,872     343,109
                                                                                          =========     =======
Principal payments on the convertible debentures for the next five years are as follows:
                                                                                              $            $
2007                                                                                        495,085     587,891
2008                                                                                      1,425,460     343,109
2009                                                                                      1,200,412          --
2010                                                                                             --          --
2011                                                                                             --          --
                                                                                          ---------     -------
Total                                                                                     3,120,957     931,000
                                                                                          ---------     -------

a)    Series A Senior Secured Convertible Debentures

      On February 16, 2005, the Company issued Series A Senior Secured Convertible Notes ("Series A Notes") and Series E and F Warrants (see Note 13(b)) for an aggregate principal amount of $4,675,000.

      In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid-in capital and an equivalent discount against the Notes. The carrying amount of the Notes is being increased monthly by periodic accretion under the effective interest method. At the time of issuance, the Company was obligated for the entire contractual balance of the Notes of $4,675,000. At December 31, 2006, the outstanding principal amount on the Notes was $135,122 with the last monthly installment for the same amount due in January 2007.

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

      The holders of these Series A Notes have the right, at their option at any time, to convert some or all of the Notes including the principal amount and the amount of any accrued but unpaid interest into a number of common shares of the Company valued initially at $0.65 per share, subject to certain adjustments as described in the purchase agreement. As part of a special warrant offering, the conversion price on such notes was reduced to $0.35.

      In connection with the placement of these Series A Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company's common stock at prices ranging from $0.01 to $0.76 per share subject to certain adjustments, (see
      Note 13(b)) and expiring from three months following the date of their Registration until February 16, 2010.

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

b)    Series B Subordinated Secured Convertible Debentures

      On August 11, 2006, the Company entered into a Note and Warrant Purchase Agreement for the sale of Series B Subordinated Secured Convertible Notes ("Series B Notes"), for a principal amount of $2,112,917, Original Issue Discount Series B Subordinated Secured Convertible Notes ("OID Notes"), for a principal amount of $316,938, and Series Y and Z Warrants (see Note 13(b)). Such amounts represented the first tranche of the debt financing. On November 17, 2006, the Company received the second tranche of the Series B Notes, for a principal amount of $1,509,226, and OID Notes, for a principal amount of $226,384. After deducting commissions and other debt issue expenses, the net proceeds to the Company of the first tranche were $1,819,612 and were $1,360,238 for the second tranche.

      In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company allocated, with respect to the first tranche, $14,179 to the Warrants Series Y, $266,168 to the Warrants Series Z, and recognized an embedded conversion option feature of $608,440. The warrants and the embedded conversion option feature components are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $1,064,461 and to the OID Notes in the amount of $159,669. The Company also allocated $84,049 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The Company allocated, with respect to the second tranche, $6,146 to the Warrants Series Y, $120,870 to the Warrants Series Z, and recognized an embedded conversion option feature of $236,230. The warrants and the embedded conversion option feature components, as in the first tranche, are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $996,504 and to the OID Notes in the amount of $149,476. The Company also allocated $37,948 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The carrying amounts of the Series B Notes and the OID Notes are being increased monthly by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the warrants and the embedded conversion option feature at the issue date and will use the same model to value these elements on a quarterly basis The following table illustrates the values of the various components at the issue dates, August 11, 2006 for the first tranche and November 17, 2006 for the second tranche, and the balance sheet date, December 31, 2006. The Company remains obligated for the entire contractual balance of the Series B Notes and OID Notes of $4,165,465.

                                                                        Value at            Value at            Value at
                                          Issue Date   Expiry Date   August 11, 2006   November 17, 2006   December 31, 2006
                                          ----------   -----------   ---------------   -----------------   -----------------
                                                                            $                  $                   $
Derivative Liabilities
Series B Notes                             8/11/2006    2/11/2009         529,078                                201,821
OID Notes                                  8/11/2006    2/11/2009          79,362                                 30,273
Series B Notes                            11/17/2006    2/11/2009                            205,417             144,003
OID Notes                                 11/17/2006    2/11/2009                             30,813              21,601
Series Y Warrants                          8/11/2006    11/9/2010          14,179                                  6,409
Series Z Warrants                          8/11/2006    11/9/2010         266,168                                129,872
Series Y Warrants                         11/17/2006    11/9/2010                              6,146               4,578
Series Z Warrants                         11/17/2006    11/9/2010                            120,870              92,765
                                                                        ---------          ---------           ---------
                                                                          888,787            363,246             631,322
                                                                        ---------          ---------           ---------
Carrying Value of Subordinated Secured
  Convertible Debentures
Series B Notes                             8/11/2006    2/11/2009       1,064,461                              1,286,635
OID Notes                                  8/11/2006    2/11/2009         159,669                                192,995
Series B Notes                            11/17/2006    2/11/2009                            996,504           1,050,021
OID Notes                                 11/17/2006    2/11/2009                            149,476             157,503
                                                                        ---------          ---------           ---------
                                                                        1,224,130          1,145,980           2,687,154
                                                                        ---------          ---------           ---------
Face value of Series B Notes                                            2,112,917          1,509,226           3,318,476
                                                                        =========          =========           =========
Derivative Liabilities (Placement Fees)
Series W Warrants                          8/11/2006    11/9/2010          60,920                                 30,046
Series Y Warrants                          8/11/2006    11/9/2010           1,170                                    528
Series Z Warrants                          8/11/2006    11/9/2010          21,959                                 10,715
Series W Warrants                         11/17/2006    11/9/2010                             27,552              21,460
Series Y Warrants                         11/17/2006    11/9/2010                                502                 378
Series Z Warrants                         11/17/2006    11/9/2010                              9,894               7,653
                                                                        ---------          ---------           ---------
                                                                           84,049             37,948              70,780
                                                                        ---------          ---------           ---------
Total Derivative Liabilities                                              972,836            401,194             702,102
                                                                        =========          =========           =========

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

      The Series B Notes and OID Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Series B Notes and OID Notes are subject to adjustment for certain events, including dividends, distributions or split of the Company's common stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-ninth of the aggregate principal amount of the Series B Notes and OID notes on a quarterly basis commencing February 1, 2007. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Company's obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement.

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

c) Unsecured Convertible Debentures

      With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of Manaris. Pursuant to the conversion agreement, the Company has filed a registration statement that includes the said shares. On October 9, 2006, the Company's registration statement became effective enabling the shares to be issued The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company's shares which equalled to $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

      With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $343,230 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At December 31, 2006, the discount related to the conversion feature is $8,547 (June 30, 2006 - $15,635).

12. Common Stock

      At December 31, 2006, the Company had authority to issue 500,000,000 shares of common stock. The Company had 79,292,907 and 77,671,281 of common shares outstanding at December 31, 2006 and June 30, 2006, respectively.

      For the six months ended December 31, 2006:

a) In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes.

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

                                                 December 31,    June 30,
                                                     2006          2006
                                                 ------------   ----------
Common stock reserved for issuance:
Stock Options
  Options outstanding                              7,130,500     4,486,750
  Reserved for future issuance                     1,895,814     4,539,564
Warrants                                          17,461,463    13,015,714
Conversion of Series A Notes                         386,063     2,487,593
Conversion of Series B Notes and OID Notes         9,917,772
Conversion of unsecured convertible debentures       330,251     1,984,645
                                                  ----------    ----------
                                                  37,121,863    26,514,266
                                                  ==========    ==========

13. Stock Options and Warrants

a) Stock Options

      During the six months ended December 31, 2006:

      i) The Company granted 150,000 stock options to directors pursuant to the 2006 non-qualified stock option plan with exercise prices ranging from $0.215 to $0.24 per share and a contractual term of 10 years. Under the grants, the stock options will vest quarterly over a one year period commencing on December 31, 2006. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grants of stock options, which amounted to $28,006, will be expensed over the vesting period of the stock award.

      ii) The Company granted 1,500,000 stock options to the Company's current President and Chief Executive Officer pursuant to the 2006 non-qualified stock option plan at an exercise price of $0.27 per share and a contractual term of 10 years. Under the plan, one third of the stock options will vest every year commencing June 30, 2007. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $325,710, will be expensed over the vesting period of the stock award.

      iii) The Company granted 1,000,000 stock options to an employee pursuant to the 2006 non-qualified stock option plan at an exercise price of $ 0.23 per share and a contractual term of 10 years. The stock options will vest over a three year period commencing June 30, 2007. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $194,052, will be expensed over the vesting period of the stock award.

      iv) The Company granted 50,000 stock options to the Company's current Chief Financial Officer pursuant to a non-qualified stock option plan at an exercise price of $0.33 per share and a contractual term of 5 years. The stock options will vest quarterly over a one year. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $11,120, will be expensed over the vesting period of the stock award.

      v) During the period, a total of 56,250 stock options were forfeited by a former director of the Company. Such options were not expensed by the Company at the time of issuance.

      A summary of the changes in the Company's common share stock options is presented below:

                            December 31, 2006         June 30, 2006
                          ---------------------   ----------------------
                                       Weighted                 Weighted
                                       average                  average
                          Number of    exercise    Number of    exercise
                           options    price ($)     options    price ($)
                          ---------   ---------   ----------   ---------
Balance at beginning of
  the period              4,486,750      0.60      3,842,500      0.65
Granted                   2,700,000      0.25      2,778,000      0.14
Exercised                        --        --     (2,015,000)    (0.05)
Forfeited                   (56,250)    (0.34)      (118,750)    (0.78)
                          ---------      ----      ---------      ----
Balance at end of
  the period              7,130,500      0.47      4,486,750      0.60
                          =========      ====      =========      ====

      Additional information regarding options outstanding as at December 31, 2006 is as follows:

                                 Outstanding                          Exercisable
                  -----------------------------------------   --------------------------
                                Weighted
                                 average        Weighted                     Weighted
    Range of                    remaining        average                      average
Exercise prices   Number of   contractual    exercise price   Number of   exercise price
       $           shares     life (years)         $           shares           $
---------------   ---------   ------------   --------------   ---------   --------------
0.00 - 0.25       1,452,500       8.10            0.09          340,000        0.09
0.26 - 0.50       2,559,250       7.41            0.36          884,250        0.37
0.51 - 0.75       1,895,000       2.46            0.67        1,895,000        0.67
0.76 - 1.00       1,223,750       2.76            0.82        1,223,750        0.82
                  ---------       ----            ----        ---------        ----
                  7,130,500       5.43            0.47        4,343,000        0.60
                  =========       ====            ====        =========        ====

      The weighted average fair value of options granted for the three and six month periods ended December 31, 2006 was $0.21 and $0.21, respectively, and for the three and six month periods ended December 31, 2005 was $0.01 and $0.05, respectively, as summarized below.

                                                       Weighted    Weighted
                                                        average    average
                                           Number of   exercise   grant-date
                                            options      price    fair value
                                           ---------   --------   ----------
Options granted during the six month
period ended December 31, 2006, exercise
prices equal to market price at time of
grant                                      2,700,000     0.25        0.21
                                           ---------     ----        ----

Options granted during the six month
period ended December 31, 2005, exercise
prices equal to market price at time of
grant                                        575,000     0.38        0.05
                                           ---------     ----        ----

      Commencing July 1, 2006 and as described in the Company's accounting policy relating to stock-based compensation, the Company began to expense the compensation cost relating to employee share-based payment transactions The Company recognized stock-based compensation for employees and directors in the amount of $69,694 and $87,422 for the three and six month periods ended December 31, 2006, respectively. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $154,714 and $332,327 for the three and six month periods ended December 31, 2005 as described in the following table:

                                                                            Three months    Six months
                                                                               ended          ended
                                                                            December 31,   December 31,
                                                                                2005           2005
                                                                                  $             $
                                                                            ------------   ------------
Net loss applicable to common stockholders                                   (2,248,360)    (5,562,522)
Add: Stock-based compensation expense included in net loss - as reported         48,960        473,860
Less: Stock-based compensation expense determined under fair value method      (203,674)      (806,187)
                                                                             ----------     ----------
Net loss applicable to common stockholders - pro forma                       (2,403,074)    (5,894,849)
                                                                             ----------     ----------
Net loss per share (basic and diluted) - as reported                              (0.03)         (0.09)
                                                                             ----------     ----------
Net loss per share (basic and diluted) - pro forma                                (0.04)         (0.09)
                                                                             ----------     ----------

      The Company recognized stock-based compensation for non-employees in the amount of zero for the three and six month periods ended December 31, 2006. The Company recognized stock based compensation for non-employees in the amount of $48,960 and $473,860 for the three and six month periods ended December 31, 2005, respectively.

                                             Three months ended   Six months ended
                                                December 31,        December 31,
                                             ------------------   ----------------
                                                2006    2005        2006    2005
                                               -----   -----       -----   -----
Risk - free interest rate                       3.96%   3.55%       3.96%   3.03%
Expected volatility                            100.0%  100.0%      100.0%  100.0%
Expected life of stocks options (in years)      6.00    1.06        5.95    0.85
Assumed dividends                               None    None        None    None

b) Warrants

Warrants outstanding as at December 31, 2006

           Outstanding   Warrant exercise prices
           -----------   -----------------------
Series E     1,596,155           0.35
Series G     3,797,976           0.35
Series H       890,593           0.35
Series I     3,797,976           0.50
Series J     1,781,184           0.50
Series W       711,492           0.42
Series Y       233,392           0.65
Series Z     3,500,865           0.45
IB-01            7,692        0.00001
IB-02          215,385           0.59
IB-03          323,077           0.67
IB-06          605,676           0.35
            ----------           ----
Total       17,461,463           0.43
            ==========           ====

Changes in the warrants outstanding for the six month period ended December 31, 2006 are as follows:

Exercise prices                   0.00001       0.350      0.42       45.00        0.50      0.59      0.65      0.67      Total
                                  -------   ---------   -------   ---------   ---------   -------   -------   -------   ----------
Balance at June 30, 2006            7,692   6,890,400   415,037   2,042,172   5,579,160   215,385   136,145   323,077   15,609,068
Repriced                                                                                                           --           --
Granted                                --          --   296,455   1,458,694          --        --    97,246        --    1,852,395
Exercised                                          --        --          --          --        --        --        --           --
Expired                                            --        --          --          --        --        --        --           --
                                    -----   ---------   -------   ---------   ---------   -------   -------   -------   ----------
Balance as at December 31, 2006     7,692   6,890,400   711,492   3,500,866   5,579,160   215,385   233,391   323,077   17,461,463
                                    =====   =========   =======   =========   =========   =======   =======   =======   ==========
Weigthed Average remaining
  contractual life (years)           3.13        3.24      3.86        3.86        3.13      3.13      3.86      3.13         3.27
                                    -----   ---------   -------   ---------   ---------   -------   -------   -------   ----------

14. Commitments and Contingencies

      Commitments

            Minimum lease payments for the next five years are as follows:

            $
       ---------
2007     237,642
2008     456,348
2009     408,094
2010     281,303
2011      11,747
       ---------
       1,395,134
       =========

      The Company leases premises for its various offices located across Canada. Total rent expense was $223,571 and $376,877 for the three and six month periods ended December 31, 2006, respectively. Total rent expense for the three and six month periods ended December 31, 2006 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $82,640, was calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%.

      Litigation and Settlement Costs

      i) On February 7, 2007, a lawsuit was filed by a formal employee in Superior Court of Quebec for a total amount of $$234,518 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company is in the process of preparing its response and intends to contest the case vigorously.

      ii) On September 27, 2006 our subsidiary C-Chip received a letter claiming that the Company is infringing on a patent of another similar device to that being sold by C-Chip. C-Chip has since responded to the alleged claim and is currently investigating the matter.

15. Research and Development Investment Tax Credits

      The Company's investment tax credit claims previously calculated for the fiscal year ended June 30, 2006 has been reviewed, and as a result of this review, the Company estimates that it will collect approximately $185,482 more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excess as a further reduction of the income tax provision in the first quarter of fiscal 2007.

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

For the three months ended December 31, 2006

                                                          Fiber &      Credit
                                                        Monitoring   Management   Consolidated
                                                        ----------   ----------   ------------
Net revenues from external customers                     3,091,409    1,774,056     4,865,465
                                                         ---------    ---------     ---------
Cost of net revenues                                     2,244,831    1,702,433     3,947,264
Marketing and sales expense                                454,539       33,723       488,262
Administrative expense                                     240,994       75,598       316,592
Research & development                                     365,957           --       365,957
Depreciation & amortization                                 90,900       22,295       113,195
                                                         ---------    ---------     ---------
Direct costs                                             3,397,221    1,834,049     5,231,270
                                                         ---------    ---------     ---------
Direct contribution                                       (305,812)     (59,993)     (365,805)
Operating expenses and indirect costs of net revenues                                 749,516
                                                                                    ---------
Loss from Operations                                                               (1,115,321)
                                                                                    ---------
Other income (expense)                                                                204,519
Interest expense, net                                                                (189,011)
Debenture accretion                                                                  (524,273)
Income Tax Benefit - Refundable tax credits(*)                                        164,501
Non-Controlling Interest                                                               (1,438)
                                                                                    ---------
Net Loss from Continuing Operations                                                (1,461,023)
                                                                                    ---------

---------
(*) Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.

For the six months ended December 31, 2006

                                                     Fiber &      Credit
                                                   Monitoring   Management   Consolidated
                                                   ----------   ----------   ------------
Net revenues from external customers                6,757,874    1,865,796     8,623,670
                                                    ---------    ---------     ---------
Cost of net revenues                                4,582,940    1,753,607     6,336,547
Marketing and sales expense                           951,843       98,896     1,050,739
Administrative expense                                541,401      162,455       703,856
Research & development                                742,704           --       742,704
Depreciation & amortization                           164,781       24,509       189,290
                                                    ---------    ---------     ---------
Direct costs                                        6,983,669    2,039,467     9,023,136
                                                    ---------    ---------     ---------
Direct contribution                                  (225,795)    (173,671)     (399,466)
Other operating expenses & indirect costs of net
  revenues                                                                     1,311,033
                                                                               ---------
Loss from Operations                                                          (1,710,499)
                                                                               ---------
Other income (expense)                                                           334,174
Interest expense, net                                                           (435,052)
Debenture accretion and change in fair value of
  derivative financial instruments                                              (406,748)
Income Tax Benefit - Refundable tax credits(*)                                   529,103
Non-Controlling Interest                                                          (1,547)
                                                                               ---------
Net Loss from Continuing Operations                                           (1,690,569)
                                                                               =========

---------
(*) Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.


      Revenue from two customers of the Company's Fiber & Monitoring segment represented $1,410,110 and $3,190,827 for the three and six month periods ended December 31, 2006, respectively, of which the outstanding receivable balances amounted to $885,760 at December 31, 2006.

      The Company's long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

                          December 31,    June 30,
                              2006          2006
                          ------------   ----------
                               $             $
Fiber & Monitoring          9,510,733    10,523,564
Credit Management                  --        22,567
All Other                      45,345        55,543
                            ---------    ----------
Total long-lived assets     9,556,078    10,601,674
                            =========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the discussion of our financial results set forth in our Form 10-KSB for the year ended June 30, 2006 and in our Form 10-QSB for the three month period ended September 30, 2006, as filed with the Securities & Exchange Commission on October 2 and November 20, 2006, respectively. Because of the rapidly evolving nature of our business, the financial results set forth herein may not necessarily be indicative of our future financial results.

In this quarterly report, references to "Manaris", "the Company," "we," "us," and "our" refer to Manaris Corporation and its wholly owned subsidiaries, Avensys Inc. and C-Chip Technologies (North America).

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

o Our ability to obtain and enforce, in a timely manner, patent and other intellectual property protection for our technology and products.

o Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties' intellectual property.

o Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.

o     Our ability to retain key employees at appropriate levels of management.

o The competitive environment and the impact of technological change on our business.

o     Other factors discussed under the heading "Risk Factors."

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

CORPORATE OVERVIEW

Manaris is a holding company which operates the following wholly-owned subsidiaries:

o Avensys Inc. ("Avensys"), which operates two divisions, Avensys Tech which manufactures and distributes fiber optical components and sensors worldwide and Avensys Solutions, which distributes and integrates environmental monitoring solutions.

o C-Chip Technologies Corporation (North America) ("C-Chip"), has licensed its technology to its technology partner iMetrik Inc, wherby, C-Chip will receive royalties from iMetrik for its worldwide sales of GSM-based "locate and disable" products into the "Buy Here Pay Here" (BHPH) used car market

The main corporate development that occurred during our quarter ended December 31, 2006, was the completion of a technology licensing agreement between our subsidiary, C-Chip, and its technology partner iMetrik Inc. in December (the "Licensing Agreement"). Pursuant to the Licensing Agreement, C-Chip will receive royalties from iMetrik for its worldwide sales of GSM-based "locate and disable" products into the "Buy Here Pay Here" (BHPH) used car market. The Licensing Agreement positions C-Chip to benefit from potential growth in this market. It also serves to protect C-Chip's intellectual property and leverage iMetrik's engineering and development expertise. The royalties will initially be applied against the outstanding balance of a loan from iMetrik to C-Chip. In addition, as further consideration for C-Chip's prior years' of input and development of the technology, the outstanding principle amount of the loan was reduced by $200,000.

The Licensing Agreement also affects the accounting treatment of C-Chip's revenues and costs of goods sold. As disclosed in our quarterly report for the quarter ended September 30, 2006, C-Chip revenues and cost of goods sold had previously been deferred over the 36 month life of the service contracts with our customers. As a result of the Licensing Agreement, C-Chip was relieved of any obligation with respect to services pertaining to devices sold prior to December 1, 2006 and as such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 are now reflected in our income statement for the second quarter.

Overall, Manaris' revenues for the quarter were $5.5M (including $1,685,566 of deferred revenues from C-Chip mentioned above), as compared to $2.1M for the same period a year ago. Manaris incurred an operating loss for the quarter of $1.1M, as compared to an operating loss of $1.4M for the same period a year ago.

For the six months ended December 31, 2006, Manaris' revenues increased to $8.6M, as compared to $4.1M for the same period last year. Manaris' operating loss for the six month period decreased to $1.7M from $2.9M for the same period last year. Net cash used in operating activities during the six month period totaled $1.7M, as compared with $2.0M in the previous year. Of this amount, $583K resulted from cash used from the statement of operations, as compared with $1.7M for the same period a year earlier. The balance of the net cash used in operating activities occurred as a result of changes in working capital. We have reduced our operating expenses at the holding company level by approximately 31% compared to the same period last year. This was accomplished through a combination of measures, including reducing personnel, relocating both the Manaris and C-Chip offices to the new Avensys offices, and reducing professional fees where possible.

CHANGES IN PERSONNEL

During the second quarter, we concluded the following personnel initiatives:

o Marie-Annick Riel was appointed as President of our C-Chip subsidiary, replacing Claude Arbour. In this capacity, Ms. Riel is also responsible for overseeing the operations of the Avensys Solutions division of our Avensys subsidiary.

o     Tony J. Giuliano was appointed as our new Chief Financial Officer.

o We entered into an employment agreement with Martin d'Amours, the President of our Avensys subsidiary, until June 30, 2009. Mr. d'Amours played an important role in orchestrating the integration of Avensys within Manaris, as well as Avensys' subsequent acquisition of ITF Optical.

o We entered into an employment agreement with John G. Fraser, pursuant to which Mr. Fraser has agreed to remain as our President and Chief Executive Officer until June 30, 2009.

OVERVIEW OF AVENSYS SUBSIDIARY

Avensys operates two divisions - Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions in the Canadian marketplace.

During the second quarter, Avensys completed the integration of the activities of ITF Optical, which we acquired in April 2006. On a stand alone basis, revenues for our Avensys subsidiary for the second quarter were slightly lower than the first quarter due to a slowdown in orders from two important customers in October and December. Historically, the month of December tends to be a slower period for Avensys, which is primarily due to a decrease in customer orders and a decrease in production which are both due to the holiday period. Overall, revenues for Avensys increased 39% for the six months ended December 31, as compared to the same period last year. This increase is primarily attributable to the acquisition of ITF Optical.

Manaris' consolidated financial statements also include the results of ITF Labs, which is primarily engaged in research and development activities. Avensys owns 42% of the voting stock of ITF Labs. ITF Labs has contributed revenues to Manaris through research and development contracts. The relationship between Avensys and ITF Labs has enabled Avensys to benefit from ITF Labs' ongoing research and development activities while limiting Avensys' direct research and development exposure.

The positive results from Avensys, which continue to represent the majority of Manaris' total revenue, confirm the validity of our strategic choice to use Avensys as a primary vehicle for future growth.

Avensys Tech division of Avensys

Avensys Tech designs, manufactures, distributes, and markets reliable optical components and modules such as FBGs for the telecom market and devices and sub-assemblies for the industrial market. Avensys Tech also specializes in the development of packaged fiber-based sensors.

Avensys Tech sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, which represents close to 75% of Avensys Tech's sales; the growing fiber laser market, and; the fiber sensor market. According to a report published by Communications Industry Researchers Inc. in June 2006, the global market for optical telecom components has returned to double-digit growth rates following a prolonged industry slowdown. Growth forecasts for this market are based on increasing needs for bandwidth and the gradual rebuilding of infrastructures to support new digital services such as internet protocol television. Similarly, the fiber laser market is forecast to grow at a compound rate of 39%, from $131M in 2005 to $674M by 2010, according to Strategies Unlimited. The global market for fiber sensors, meanwhile, is currently at about $300M per year, with a projected annual average growth rate of 4.1% according to a report published by BCC Research in November 2005.

Generally speaking, the optical manufacturing industry has experienced significant pressure on margins over the last few years. At Manaris, this trend has been compounded by a weaker US dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins.

The successful integration of Avensys' acquisition of ITF Optical Technologies enables Avensys Tech to concentrate on organic revenue growth and potential additional consolidation opportunities in the optical market. Our strategic goals for growth for the next twelve months include the following:

      1- Increase direct and indirect distribution channels;

      2- Improve operational efficiencies and increase margins;

      3- Introduce new and complementary products to our customers.

Avensys Solutions division of Avensys

Avensys Solutions competes in the Canadian environmental monitoring market providing instrumentation and integrated systems capable of detecting and quantifying the presence of specific pollutants, gases and other components in ambient air, stack emissions, waste water, natural water sources and soil.

During the second quarter, Avensys Solutions generated a net contribution of approximately $147,000, with a gross margin slightly higher than 39%. Historically, sales numbers for the fall are lower, mostly due to the fact that monitoring projects are put on hold due to harsher weather conditions. Avensys Solutions is now gearing up for its two biggest quarters of the year which coincide with equipment purchases for projects that resume in the spring as well as with increased demand by governments which is due to increased government expenditures prior to their fiscal year end.

According to Statistics Canada, current environment monitoring expenditures in Canada are estimated at CAD $320M annually. We anticipate that this market will experience overall growth and consolidation as the private and public sectors recognize the value of sustainable development and environmentally responsible behavior. We intend to be active in any consolidation movement that may emerge.

OVERVIEW OF C-CHIP

As discussed above, pursuant to the Licensing Agreement entered into in December, C-Chip has granted iMetrik an exclusive license to manufacture and sell products based on C-Chip's technology in the sub-prime used vehicle market. As consideration for the license, iMetrik shall pay to C-Chip royalties equal to the greater of: (i) $20.00 per product sold or (ii) $30,000 per month. The royalties shall be applied against the balance of a loan from iMetrik to Manaris, which as of December 31 has an outstanding balance of $905,782. In addition, as further consideration for C-Chip's prior years' of input and development of the technology, the outstanding principle amount of the loan was reduced by $200,000.

The initial term of the License Agreement ends on the first anniversary of the date that the outstanding amount of the loan has been satisfied as a result of the royalties being applied thereto (the "Repayment Date"). iMetrik shall thereafter have an option to purchase C-Chip's intellectual property within 90 days of the Repayment Date.

As discussed above, the Licensing Agreement affects the accounting treatment of C-Chip's revenues and costs of goods sold of products delivered prior to December 1, 2006. Revenues increased to $2M, as compared to $100K for the same period last year. The increase in revenue is due to the accounting of previously deferred revenue in our income statement as well as an increase in sales of the C-Chip product. Excluding this adjustment, our revenues for the three and six month periods ended December 31, 2006 increased by 47.7% and 67.5%, respectively. Going forward, C-Chip's primary income will derive from earned royalties that is based on the number of units sold by iMetrik.

Results of Operations for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005

The results of operations include the accounts of the Company and its subsidiaries.

                                                                   Three months ended
                                                                      December 31,
                                                                -----------------------
                                                                   2006         2005        Change    Change
                                                                ----------   ----------   ---------   ------
                                                                     $            $           $          %
Revenue                                                          4,865,465    2,153,289   2,712,176    126.0%
Cost of Revenue                                                  3,947,264    1,496,149   2,451,115    163.8%
                                                                ----------   ----------   ---------
Gross margin                                                       918,201      657,140     261,061     39.7%
                                                                ----------   ----------   ---------
  Gross Margin as % of Revenue                                        18.9%        30.5%
Operating expenses
  Depreciation and amortization                                    215,775      320,809    (105,034)   -32.7%
  Selling, general and administration                            1,451,790    1,507,279     (55,489)    -3.7%
  Research and development                                         365,957      214,159     151,798     70.9%
                                                                ----------   ----------   ---------
Total Operating expenses                                         2,033,522    2,042,247      (8,725)    -0.4%
                                                                ----------   ----------   ---------
Operating gain (loss)                                           (1,115,322)  (1,385,107)    269,785    -19.5%
                                                                ----------   ----------   ---------
Other income (expenses)                                            204,519      (26,540)    231,059   -870.6%
Interest expense, net                                             (189,011)    (236,439)     47,428    -20.1%
Debenture & preferred shares accretion                            (753,462)    (885,313)    131,851    -14.9%
Change in fair value of derivative financial instruments           229,190           --     229,190
Income tax benefits - refundable tax credits                       164,501      184,284     (19,783)   -10.7%
Non-Controlling interest                                            (1,438)         814      (2,252)  -276.7%
Results of discontinued operations                                      --       99,941     (99,941)  -100.0%
                                                                ----------   ----------   ---------
  Net loss                                                      (1,461,023)  (2,248,360)    787,337    -35.0%
                                                                ----------   ----------   ---------

                                                               Six months ended
                                                                 December 31,
                                                           -----------------------
                                                              2006         2005        Change     Change
                                                           ----------   ----------   ---------   -------
                                                                $            $           $          %
Revenue                                                     8,623,670    4,141,184   4,482,486     108.2%
Cost of Revenue                                             6,336,547    2,772,322   3,564,225     128.6%
                                                           ----------   ----------   ---------
Gross margin                                                2,287,123    1,368,862     918,261      67.1%
                                                           ----------   ----------   ---------
  Gross Margin as % of Revenue                                   26.5%        33.1%
Operating expenses
  Depreciation and amortization                               393,643      486,406     (92,763)    -19.1%
  Selling, general and administration                       2,861,274    3,354,764    (493,490)    -14.7%
  Research and development                                    742,704      440,853     301,851      68.5%
                                                           ----------   ----------   ---------
Total Operating expenses                                    3,997,621    4,282,023    (284,402)     -6.6%
                                                           ----------   ----------   ---------
Operating gain (loss)                                      (1,710,499)  (2,913,161)  1,202,662     -41.3%
                                                           ----------   ----------   ---------
Other income (expenses)                                       334,174        1,041     333,133   32001.2%
Interest expense, net                                        (435,052)    (463,206)     28,154      -6.1%
Debenture & preferred shares accretion                     (1,394,072)  (2,425,600)  1,031,528     -42.5%
Change in fair value of derivative financial instruments      987,324           --     987,324
Income tax benefits - refundable tax credits                  529,103      405,514     123,589      30.5%
Non-Controlling interest                                       (1,547)         530      (2,077)   -391.9%
Results of discontinued operations                                 --     (167,640)    167,640    -100.0%
                                                           ----------   ----------   ---------
  Net loss                                                 (1,690,569)  (5,562,522)  3,871,953     -69.6%
                                                           ----------   ----------   ---------

Revenue

Sales from the Fiber & Monitoring operating divisions of Avensys products and solutions for the three and six month period ended December 31, 2006, account for 63.5% and 78.4% respectively of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

              Three months ended
                 December 31,
            ---------------------
               2006        2005       Change    Change
            ---------   ---------   ---------   ------
                $           $           $          %
Avensys     3,091,409   2,125,324     966,085     45.5%
C-Chip      1,774,056      27,965   1,746,091   6243.8%
            ---------   ---------   ---------    -----
  Revenue   4,865,465   2,153,289   2,712,176    126.0%
            =========   =========   =========    =====

               Six months ended
                 December 31,
            ---------------------
               2006        2005       Change    Change
            ---------   ---------   ---------   ------
                $           $           $         %
Avensys     6,757,874   4,039,483   2,718,391     67.3%
C-Chip      1,865,796     101,701   1,764,095   1734.6%
            ---------   ---------   ---------    -----
  Revenue   8,623,670   4,141,184   4,482,486    108.2%
            =========   =========   =========    =====

Our revenues for the three and six month periods ended December 31, 2006 increased by 126.0% and 108.2%, respectively, over the same periods in 2005. The principle factor for this increase is the change in accounting for C-Chip. It is also due to the addition of new customers by Avensys during the course of the periods ended December 31, 2006. With respect to C-Chip, the Company entered into a Technology License Agreement ("Agreement") on December 22, 2006, with an effective date of December 1, 2006, with a supplier of the Company. Pursuant to the Agreement, C-Chip has granted this supplier an exclusive license to manufacture and sell devices based on C-Chip's technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall earn and record royalties equal to the greater of : (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties will be applied against the principal and interest balance of a loan made to C-Chip from the former supplier, which at the time of the Agreement had a balance of $1,143,321. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. Excluding this adjustment, our revenues for the three and six month periods ended December 31, 2006 increased by 47.7% and 67.5%, respectively.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was at 81.1% and 73.5% for the three and six month periods ended December 31, 2006, respectively, compared with 69.5% and 66.9%, respectively, for the same periods in 2005. Excluding the impact of the charging to the results of operations of the Deferred Revenues and Deferred Contract Costs of C-Chip in the amounts of $1,685,566 and $1,586,814, respectively, cost of goods sold as a percentage of revenue was at 74.2% and 68.5% for the three and six month periods ended December 31, 2006. Gross margins, relative to revenues, as a result, were slightly lower in the current year, as Avensys saw reductions in the operational costs of production, following the ITF transaction, offset by the negative effects of a weak U.S. dollar and the price pressures currently affecting the optical fiber market and weaker demand from a key customer..

Operating Expenses

Depreciation and amortization

Depreciation and amortization for the three and six month periods ended December 31, 2006 decreased by $105,034 and $92,763, respectively, over the same periods last year. This decrease is primarily attributable to the rationalization of manufacturing and research and development assets as part of the acquisition of ITF Optical assets.

Selling General and Administrative expenses

Selling, general and administrative (SG&A) expenses consist primarily of marketing and sales expenses, general and administrative expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and six month periods ended December 31, 2006 decreased by 3.7% and 14.7%, respectively, as compared to the same periods in 2005. SG&A are composed of the following:

                                                 Three Months Ended
                                                    December 31,
                                               ---------------------
                                                  2006        2005       Change    Change
                                               ---------   ---------   ---------   ------
                                                   $           $           $         %
General and administrative                       293,712     156,866     136,846    87.2%
Marketing and Sales                              534,935     513,559      21,376     4.2%
Payroll and related expenses                     212,685     213,130        (445)   -0.2%
Professional fees                                156,993     306,822    (149,829)  -48.8%
Travel                                            21,879       5,522      16,357   296.2%
Other selling, general and administrative        231,586     311,380     (79,794)  -25.6%
                                               ---------   ---------   ---------
Selling, General and Administrative Expenses   1,451,790   1,507,279   $ (55,489)   -3.7%
                                               =========   =========   =========

                                                  Six Months Ended
                                                   September 30,
                                               ---------------------
                                                  2006        2005       Change    Change
                                               ---------   ---------   ---------   ------
                                                   $           $           $          %
General and administrative                       693,034     460,612     232,422    50.5%
Marketing and Sales                            1,123,963   1,071,106      52,857     4.9%
Payroll and related expenses                     350,422     400,460     (50,038)  -12.5%
Professional fees                                391,421     572,589    (181,168)  -31.6%
Travel                                            40,198      27,068      13,130    48.5%
Other selling, general and administrative        262,236     822,929    (560,693)  -68.1%
                                               ---------   ---------   ---------
Selling, General and Administrative Expenses   2,861,274   3,354,764   $(493,490)  -14.7%
                                               =========   =========   =========

o General and administrative expenses for the three and six month periods ended December 31, 2006 increased by 87.2% and 50.5%, respectively, versus the same periods in 2005 primarily due to the expansion of operations at Avensys.

o Marketing and sales expenses remained largely unchanged for the three and six month periods ended December 31, 2006, recording an increase of 4.2% and 4.9%, respectively, as compared to the same periods in 2005.

o The reduction in payroll expenses is primarily attributable to the corporate office, Manaris.

o SG&A expenses classified as 'Other selling, general and administrative', includes stock based compensation, which makes up $386,438 of the $560,693 reduction in 'Other selling, general and administrative' expenses for the six month period ended December 31, 2006.

Research and Development

For the three and six month periods ended December 31, 2006, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and six month periods ended December 31, 2006 increased by $151,798 and $301,851, respectively, over the same periods in 2005. This increase is primarily attributed to the expanded roster of research and development projects at ITF Labs.

Net Loss Applicable to Common Shareholders

Our net loss applicable to common shareholders decreased to $1,461,023 for the three months ended December 31, 2006 compared to $2,248,360 for the same period in 2005. Our net loss decreased to $1,690,569 for the six months ended December 31, 2006 compared to $5,562,522 for the same period in 2005. These changes, however, were affected by the impact of the accounting for derivative financial instruments to our balance sheet. We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets and the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities"). These derivative liabilities are re-measured at each period end using the Black-Scholes option pricing model, and are consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At December 31, 2006, our share price had decreased to $0.21 a share, which significantly reduced the fair values of the derivative liabilities on our balance sheet, and consequently reduced our net loss by $229,190 and $987,324 for the three and six month periods ended December 31, 2006. Excluding the favorable impact from the changes in fair values of these derivative liabilities, our net loss would have been $1,690,213 for the three months ended December 31, 2006 and $2,677,893 for the six months ended December 31, 2006. Three non-recurring events also had a significant impact on the net loss for the six months ended December 31, 2006. A gain on sale of fixed assets amounting to $300,848 a revaluation of our estimates for research and development tax credits receivable resulted in a gain of $185,476, and a reduction in the loan payable to iMetrik in the amount of $200,000, all improved our results by reducing the net loss for the six months ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Historically, Manaris' operations have been financed primarily from cash on hand, from the sale of common shares or of convertible debentures. The operations of our Avensys subsidiary have been supported primarily from revenue from the sales of its products and services.

As of December 31, 2006, we had working capital of $1,077,013 compared to a working capital deficiency of $1,657,699 at June 30, 2006. Included in these figures for net working capital:

                                                     December 31,    June 30,
                                                         2006          2006        Change     Change
                                                     ------------   ----------   ----------   ------
                                                           $             $            $          %
Cash, cash equivalents, and short term investments     1,435,578       438,708      996,870    227%
Receivables                                            2,556,752     3,480,649     (923,897)   -27%
Inventory                                              1,664,369     1,563,805      100,564      6%
Other current assets                                   1,036,625       589,302      447,323     76%
                                                       ---------    ----------    ---------    ---
Current assets                                         6,693,324     6,072,464      620,860     10%
                                                       ---------    ----------    ---------    ---
Accounts payable and accrued liabilities               3,426,631     4,666,859   (1,240,228)   -27%
Loans payable                                          1,575,941     2,331,696     (755,755)   -32%
Other current liabilities                                613,739       731,608     (117,869)   -16%
                                                       ---------    ----------    ---------    ---
Current Liabilities                                    5,616,311     7,730,163   (2,113,852)   -27%
                                                       ---------    ----------    ---------    ---
Net working capital (deficiency)                       1,077,013    (1,657,699)   2,734,712    165%
                                                       =========    ==========    =========    ===

Since the end of the 2006 fiscal year, we began implementing the following measures to address our concerns over the liquidity of the Company and its ability to continue as a going concern:

o Secured convertible debt financing, on August 11, 2006 (First Tranche) and November 17, 2006 (Second Tranche), to fund our operations and growth.

o     Assisted our subsidiaries in obtaining financing to fund revenue growth.

During the six month period ended December 31, 2006, net cash used to fund continuing operating activities was $1,745,153 consisting primarily of:

o     $583,242 net use of cash from the statement of operations.

o     $1,386,136 used to reduce accounts payable.

During the three and six month periods ended December 31, 2006, we mainly financed our operations through the issue, on August 11, 2006 and November 17, 2006 of Series B Notes and revenue from the sales of products and services.

Selected Balance Sheet information:

                             December 31,    June 30,
                                 2006          2006        Change     Change
                             ------------   ----------   ----------   ------
                                   $             $            $          %
Total Assets                  17,019,002    17,143,434     (124,432)    -1%
Current Liabilities            5,616,311     7,730,163   (2,113,852)   -27%
Long-Term Liabilities          4,605,164     2,183,345    2,421,819    111%
Non-Controlling Interest          25,769        23,939        1,830      8%
Total Stockholder's Equity     6,771,758     7,205,987     (434,229)    -6%

Total assets remain largely unchanged as increases in cash and other current assets were largely offset by the disposition of some outdated fixed assets. The decrease in current liabilities is primarily a result of current accounts payable payments throughout the Company, repayments on the C-Chip line of credit and the conversion of a convertible debenture into shares of the Company.

As of December 31, the Company had 79,286,852 issued and outstanding shares compared to 77,671,281 on June 30, 2006. The increase is mainly due to the issuance of 1,277,558 common shares in connection with the Series A Notes.

Stock options outstanding at December, 2006 totaled 7,130,500 at a weighted average exercise price of $0.47 and have a weighted average remaining contractual life of 5.43 years.

The Series A Notes we issued in February 2005 in an aggregate principal amount of $4,675,000 were fully repaid in January 2007.

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

On November 17, 2006, we completed the second tranche (the "Second Tranche") of the Purchase Agreement. In connection with the Second Tranche, we issued (i) Series B Notes in an aggregate principal amount of $1,509,226 (ii) OID Notes in an aggregate principal amount of $226,384, and (iii) four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes of Series Z Warrants and 2.5% of the number of common shares underlying the Series B Notes of Series Y Warrants. The Company received net proceeds of $1,360,238 in connection with the Second Tranche. In connection with the Second Tranche, we agreed to accelerate the commencement date of the quarterly principal payments on the Notes to February 1, 2007, and reduce the amount of the quarterly principal payments to 1/9th of the original principal amount of the Notes.

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

There have been no significant changes during the first quarter of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-KSB for the fiscal year ended June 30, 2006, except as noted below for stock-based compensation and C-Chip's revenue recognition policy.

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

C-Chip Revenue Recognition

For periods prior to December 1, 2006, C-Chip derived revenues from the sale of credit management devices and associated services. The devices were bundled with service agreements which provide the customer with access to C-Chip's web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services were essential to the functionality of the device, revenues from the sale of devices (including services) were deferred and recognized as revenue over the contractual service period and the related cost of revenues was deferred and amortized to cost of revenues over the corresponding period. Such items were described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip could also earn other amounts during the service period, which were charged to the customer on a pay per use basis, for which revenue and the related costs were recognized when the related service was provided.

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in conjunction with the ratification of a new Technology License Agreement, C-Chip's revenue stream was modified. C-Chip will earn royalties from the granting of licenses, based on the number of units sold by the Licensee.

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

On February 7, 2007 a lawsuit was filed by Andre Monette under Quebec Law in the Superior Court of Quebec for a total amount of $234,518 (CAD$273,307) with regards to alleged breach of employment contract and wrongful dismissal. The Company is in the process of preparing its response and intends to contest the case vigorously.

ITEM 2. RECENT SALES OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 12, 2006 we filed an amendment to our Registration Statement that was originally filed on August 14, 2006 (File No. 333-136608). The Registration Statement relates to the resale by the selling stockholders of 24,319,497 shares of our common stock underlying convertible securities. The Registration Statement was declared effective by the Securities and Exchange

Commission on November 9, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1 Employment Agreement between Manaris Corporation and Tony J. Giuliano (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 26, 2006).

10.2 Addendum to Employment Agreement between Manaris Corporation and Tony J. Giuliano (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 26, 2006).

10.3 Employment Agreement between Manaris Corporation and Martin d'Amours (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.4 Employment Agreement between Manaris Corporation and John G. Fraser (as incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 20, 2006).

10.5 Technology License Agreement between C-Chip Technologies Corporation (North America) and iMetrik Inc. dated December 22, 2006 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on December 28, 2006).

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

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
      Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2007.

                                        MANARIS CORPORATION
                                        (Registrant)


                                        BY: /s/ John Fraser
                                            ------------------------------------
                                            John Fraser, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)


                                        BY: /s/ Tony Giuliano
                                            ------------------------------------
                                            Tony Giuliano, Chief Financial
                                            Officer, (Principal Financial and
                                            Accounting Officer)