Form 10QSB
period 2007-03-31
MANARIS CORP
filed 2007-05-10
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-33199

MANARIS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction of incorporation)	(IRS Employer Identification Number)

400 boul. Montpellier
Montreal, Quebec
Canada H4N 2G7
(Address of principal executive offices)

(514) 904-6030
(Issuer’s telephone number)

1155 Rene-Levesque Blvd. West
Suite 2720
Montreal, Quebec
Canada H3B 2K8
(Former address, since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 8, 2007 there were 86,166,921 shares of Registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format   Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Manaris Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2007

Manaris Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31,	June 30,
	2007	2006
	$	$
ASSETS
Current Assets
Cash and cash equivalents	984,188	438,708
Accounts receivable, net of allowance for doubtful accounts of $44,326 and
$115,721, respectively	3,478,075	3,104,907
Deposits in trust	-	79,781
Other receivables (Note 5)	1,002,551	375,742
Inventories (Note 5)	1,344,744	1,563,805
Prepaid expenses and deposits	219,202	259,552
Deferred contract costs (Note 4)	-	151,272
Restricted held-to-maturity security	86,610	89,686
Current assets of discontinued operations	2,481	9,011
Total Current Assets	7,117,850	6,072,464
Property and equipment, net	2,167,986	3,082,402
Intangible assets	3,831,993	3,757,272
Goodwill	3,632,972	3,762,000
Deferred financing costs	435,055	101,681
Deposits	40,805	86,225
Deferred contract costs (Note 4)	-	281,390
Total Assets	17,226,661	17,143,434
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	3,002,652	4,666,859
Bank and other loans payable (Note 8)	1,772,945	2,331,696
Current portion of long-term debt (Note 10)	482,474	103,717
Current portion of convertible debentures (Note 11)	785,953	587,891
Due to related parties (Note 7)	40,000	40,000
Total Current Liabilities	6,084,024	7,730,163
Long-term debt, less current portion (Note 10)	168,425	222,900
Deferred revenue (Note 4)	-	281,390
Convertible debentures (Note 11)	2,416,402	343,109
Balance of purchase price payable (Note 9)	1,024,971	877,675
Derivative financial instruments (Notes 9 and 11)	160,994	458,271
Total Liabilities	9,854,816	9,913,508
Non-controlling Interest	25,090	23,939
Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of
$0.00001; 81,591,866 and 77,671,281 issued and outstanding, respectively	816	777
Additional Paid-in Capital	35,792,368	34,169,867
Accumulated other comprehensive loss	(139,836)	(316,566)
Deficit	(28,306,593)	(26,648,091)
Total Stockholders’ Equity	7,346,755	7,205,987
Total Liabilities and Stockholders’ Equity	17,226,661	17,143,434

Going Concern (Note 1)
Contingencies (Note 17)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(Expressed in U.S. Dollars)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	$	$	$	$
Revenue (Note 4)	4,584,079	2,912,833	13,207,749	7,054,017
Costs of Revenue	2,833,282	1,989,522	9,169,830	4,761,844
Gross Margin	1,750,797	923,311	4,037,919	2,292,173
Operating Expenses
Depreciation and amortization	180,203	216,360	573,846	702,766
Selling, general and administration (Note 13)	1,333,205	1,782,720	4,194,479	5,137,484
Loss on impairment of goodwill	-	4,277,637	-	4,277,637
Research and development	403,794	208,952	1,146,497	649,805
Total Operating Expenses	1,917,202	6,485,669	5,914,822	10,767,692
Loss from Operations	(166,405)	(5,562,358)	(1,876,903)	(8,475,519)
Other Expenses
Other income (expense)	(3,565)	41,717	330,608	42,758
Interest expense, net	(213,543)	(225,445)	(648,595)	(688,651)
Debentures and preferred shares accretion (Notes 9 and 10)	(587,831)	(674,427)	(1,981,903)	(3,100,027)
Change in fair value of derivative financial instruments (Notes 9 and 11)	675,683	-	1,663,007	-
Net Loss from Continuing Operations Before Income Tax Benefit	(295,661)	(6,420,513)	(2,513,786)	(12,221,439)
Income Tax Benefit - Refundable tax credits (Note 18)	328,168	109,119	857,271	514,633
Net Income (Loss) from Continuing Operations before Non-Controlling Interest	32,507	(6,311,394)	(1,656,515)	(11,706,806)
Non-Controlling Interest	(440)	(5,181)	(1,987)	(4,651)
Net Income (Loss) from Continuing Operations	32,067	(6,316,575)	(1,658,502)	(11,711,457)
Results of Discontinued Operations	-	(93,031)	-	(260,671)
Net Income (Loss)	32,067	(6,409,606)	(1,658,502)	(11,972,128)
Effect of reduction in exercise price of outstanding warrants	-	(2,197,296)	-	(2,197,296)
Net Income (Loss) applicable to common stockholders	32,067	(8,606,902)	(1,658,502)	(14,169,424)
Net Loss from continuing operations per share - Basic
and Diluted (Note 13)	0.00	(0.12)	(0.02)	(0.21)
Net Loss per share - Basic and Diluted (Note 13)	0.00	(0.12)	(0.02)	(0.21)
Weighted Average Common Shares Outstanding	81,304,000	71,098,000	80,588,000	67,219,000

Statement of Comprehensive Income (Loss):
Net Income (Loss)	32,067	(6,409,606)	(1,658,502)	(11,972,128)
Foreign currency translation adjustments	74,605	(2,019)	176,730	(19,458)
Comprehensive Income (Loss)	106,672	(8,608,921)	(1,481,772)	(14,188,882)

Going Concern (Note 1)
Contingencies (Note 17)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	$	$	$	$
Operating Activities
Net income (loss)	32,067	(6,409,606)	(1,658,502)	(11,972,128)
Adjustments to reconcile net loss to cash used in operating activities
Results of discontinued operations	-	93,031	-	260,671
Stock based compensation	178,662	(690)	266,084	473,170
Expenses settled with issuance of common shares	-	-	-	5,400
Depreciation and amortization	256,798	216,360	798,798	702,766
Provision for inventory obsolescence	(1,924)	-	28,799	-
Reduction of loan payable	-	-	(200,000)	-
Non-cash financial expenses	3,156	-	133,228	-
Gain on disposal of property and equipment	(4,053)	-	(304,901)	31,359
Loss on disposal of discontinued operations	-	29,713		29,713
Loss on impairment of goodwill	-	4,277,637		4,277,637
Non-controlling interest	440	5,181	1,987	4,651
Loss on conversion of convertible debentures	-	-	129,922	-
Debentures and preferred shares accretion	587,831	674,427	1,981,903	3,100,027
Change in fair value of derivative financial instruments	(675,683)	-	(1,663,007)	-
Amortization of deferred financing costs	65,279	55,242	223,403	280,428
Other non-cash items	(122,198)	-	(62,156)	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivables	(921,323)	(180,711)	(373,168)	(321,296)
Decrease (increase) in inventories	321,549	69,605	156,000	(258,063)
(Increase) decrease in other receivables	(189,576)	96,565	(626,809)	267,194
Decrease in deferred contract costs	-	-	432,662	-
Decrease in deferred revenue	-	-	(281,390)	-
Increase (Decrease) in prepaid expenses and other assets	(103,385)	(56,962)	85,770	(62,619)
(Decrease) in due to related parties	-	(7)	-	(20,745)
Increase (decrease) in accounts payable and accrued liabilities	(453,231)	354,401	(1,839,367)	377,313
Net Cash Used In Operating Activities from Continuing Operations	(1,025,591)	(775,814)	(2,770,744)	(2,824,522)
Net Cash Provided by (Used in) Operating Activities from Discontinued Operations	(23)	16,512	6,530	365,589
Net Cash Used In Operating Activities	(1,025,614)	(759,302)	(2,764,214)	(2,458,933)
Investing Activities
Purchase of property and equipment	(36,090)	-	(84,339)	(57,180)
Disposal of property and equipment and inventory	8,916	-	830,911	-
Deferred transaction costs	-	(83,721)	-	(83,721)
Proceeds from discontinued operations, net of cash disposed	-	2,903,160	-	2,903,160
Deposits in trust	-	(1,323,196)	79,781	(1,323,196)
Net Cash Provided by (Used in) Investing Activities from Continuing Operations	(27,174)	1,496,243	826,353	1,439,063
Net Cash Provided by (Used in) Investing Activities from Discontinued Operations	-	256,991	-	278,100
Net Cash Provided by (Used in) Investing Activities	(27,174)	1,753,234	826,353	1,717,163
Financing Activities
Repayment of bank credit line	334,917	69,448	38,072	(85,269)
Repayment of senior convertible debt	(168,505)	(3,431)	(774,073)	(625,355)
Net proceeds from issue of secured convertible debentures	-	-	3,179,849	-
Long term debt repayments, net of additions	(17,058)	(531,125)	(69,683)	(533,442)
Proceeds from investment tax credit financing	397,099	-	397,099	-
Capital leases repayment, net of additions	5,278	-	(4,440)	-
Repayment of related party advances	-	-	-	(49)
Common stock issued pursuant to stock options exercised	-	40,012		40,012
Common stock issued pursuant to warrants exercised	-	21	-	2,127,624
Proceeds (repayment) of other loans payable	78,753	217,989	(180,157)	856,863
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	630,484	(207,086)	2,586,667	1,780,384
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations	-	(56,415)	-	(330,988)
Net Cash Provided by Financing Activities	630,484	(263,501)	2,586,667	1,449,396
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(29,086)	(165,983)	(103,326)	(131,484)
(Decrease) Increase in Cash and Cash Equivalents	(451,390)	564,448	545,480	576,142
Cash and Cash Equivalents - Beginning of period	1,435,578	298,841	438,708	287,147
Cash and Cash Equivalents - End of period	984,188	863,289	984,188	863,289

Going Concern (Note 1)
Contingencies (Note 17)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)
	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	$	$	$	$

Non-Cash Financing and Investing Activities
Issuance of common shares for services	3,640	-	7,580	5,400
Issuance of common shares for late filing of registration statement	-	-	73,463	-
Issuance of common share warrants to settle related party and short term payables	-	-	-	181,649
Issuance of common shares for interest payments	-	109,412	58,410	253,275
Issuance of common shares for repayment of senior convertible notes, series A	-	798,008	341,458	1,506,188
Issuance of stock options to settle outstanding legal claims	-	77,000		77,000
Issuance of common shares for repayment of senior convertible debentures	-	224,393		224,393
Issuance of common shares for repayment of secured convertible debentures	22	-	22	-
Issuance of stock options for debt settlement	-	47,059		47,059
Issuance of common shares for conversion of senior convertible notes, series A	-	87,125	-	1,073,110
Issuance of common shares to settle outstanding payables	-	-	25,709	136,860
Supplemental Disclosures
Interest (paid) earned from continuing operations	(92,698)	(46,187)	(200,995)	(64,514)

Going Concern (Note 1)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statement ofStockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)
	Common Shares		Additional	Accumulated Other		Total
	# of Shares	Amount	Paid-In Capital	Comprehensive Income	Deficit	Stockholders’ Equity
		$	$	$	$	$

Balance, June 30, 2005	54,782,802	548	24,142,078	(364,415)	(12,548,352)	11,229,859
Common stock issued for services	15,000	-	5,400	-	-	5,400
Issuance of common shares from exercise of stock options	1,758,000	18	99,995	-	-	100,013
Stock-based compensation	-	-	490,795	-	-	490,795
Settlement of outstanding legal claims by the issuance of options	-	-	77,000	-	-	77,000
Common stock issued to settle outstanding payables	257,000	3	136,857	-	-	136,860
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes "A"	748,819	7	265,429	-	-	265,436
Common stock issued pursuant to repayments of Senior Secured Convertible Notes "A"	5,897,695	59	2,099,734	-	-	2,099,793
Common stock issued pursuant to repayment of Secured convertible debenture	631,038	6	224,391	-	-	224,397
Common stock issued upon conversion of Senior Secured Convertible Notes "A"	3,575,008	36	1,249,324	-	-	1,249,360
Reduction in exercise price of outstanding warrants	-	-	2,197,296	-	(2,197,296)	-
Common stock issued pursuant to warrants exercised	7,525,124	75	2,309,221	-	-	2,309,296
Common stock issued for purchase of business	2,550,795	26	872,346	-	-	872,372
Common Stock cancellation	(70,000)	(1)	1	-	-	-
Translation adjustment				47,849		47,849
Net loss for the year					(11,902,443)	(11,902,443)

Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Stock-based compensation	-	-	266,084	-	-	266,084
Common stock issued to settle outstanding payables	122,933	2	29,347	-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408	-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447	-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	2,258,959	22	286,002			286,024
Common stock to be issued upon conversion of Unsecured Convertible Debentures (Note 14)			527,752			527,752
Common stock issued for late filing of registration statement	255,080	2	73,461	-	-	73,463
Translation adjustment				176,730		176,730
Net loss for the period					(1,658,502)	(1,658,502)

Balance, March 31, 2007	81,591,866	816	35,792,368	(139,836)	(28,306,593)	7,346,755

Going Concern (Note 1)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

1. Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Manaris Corporation (the “Company” or "Manaris") will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations and, as at March 31, 2007, had not respected a certain loan covenant. Accordingly, there exists substantial doubt that the Company would be able to continue as a going concern at March 31, 2007. The Company’s continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

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

The Company’s subsidiaries are also seeking additional debt financing to provide short-term financing for their operations. In addition to the above, the ability of the Company to continue as a going concern depends on the ability of the Company’s subsidiaries, Avensys and C-Chip, to realize their business plans and generate positive cash flows.

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

•
Avensys Inc. ("Avensys"), which develops optical components & sensors and provides environmental monitoring solutions. Avensys sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are primarily targeted at public sector organizations across Canada.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which, through a recently signed Technology License Agreement (Note 4), has granted a former supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. C-Chip earns royalties with respect to the devices sold by the licensee to the credit management marketplace.

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip. In July 2005, the Company changed its name to Manaris Corporation. The Company was previously a development stage company as defined by Statement of Financial Accounting Standard No. 7, “Development Stage Companies”. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at March 31, 2007 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars.

Interim Financial Information

The financial information as at March 31, 2007 and for the three and nine month periods ended March 31, 2007 and 2006 is unaudited. In the opinion of Management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the nine month period ended March 31, 2007 are not necessarily indicative of the operating results anticipated for the full year. Except for the change in accounting policy described in Note 13, the financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2006.

The disclosures in these interim financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements and therefore, these interim financial statements should be read in conjunction with the annual financial statements for the year ended June 30, 2006.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiaries, Fizians Inc., of which Avensys owns 70% of its outstanding shares, and ITF Laboratories Inc. (“ITF”), in which Avensys holds variable interests and is the primary beneficiary, and b) 100% of C-Chip. All inter-company accounts and transactions have been eliminated in the consolidation.

Advertising

The Company’s advertising costs are expensed as incurred, which amounted to $19,063 and $79,190 for the three and nine month periods ended March 31, 2007, respectively.

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

Net Profit (Loss) Per Share

Basic net profit (loss) per share is computed by dividing the net profit (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net profit (loss) per share is computed by dividing the net profit (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, such as stock options, warrants and conversion rights on convertible debentures, if dilutive. Since the Company has not recorded a positive basic net profit per share for all periods presented, there is no difference between basic and diluted per share figures. The items of potential common stock noted above are anti-dilutive and have therefore been excluded from the calculation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share Based Payments. SFAS 123R requires all entities to recognize compensation cost for share-based awards, including options, granted to employees. SFAS 123R eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued To Employees, and generally requires instead that such transactions be accounted for using a fair-value based method. Public companies are required to measure stock-based compensation classified as equity by valuing the instrument the employee receives at its grant-date fair value. The Company implemented SFAS 123R commencing July 1, 2006 using the modified prospective transition approach. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company will recognize the expense over the period during which an employee is required to provide service in exchange for the award.

Basis of Presentation and Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Prior to the implementation of SFAS 123R, the Company was applying the intrinsic value method of accounting for stock options granted to employees.

SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation as originally issued and Emerging Issues Task Force Issue No.96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB104), “Revenue Recognition" issued by the Securities and Exchange Commission

Avensys generates revenues from the sale of fibre-based sensors, instruments and components, and environmental monitoring products. Revenue is recognized when there exists persuasive evidence of an arrangement, the sales price is fixed or determinable, the product has been delivered and collectibility is reasonably assured.

For periods prior to December 1, 2006, C-Chip derived revenues from the sale of credit management devices and associated services. The devices were bundled with service agreements which provided the customer with access to C-Chip’s web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services were essential to the functionality of the device, revenues from the sale of devices (including services) were deferred and recognized as revenue over the contractual service period and the related cost of revenues was deferred and amortized to cost of revenues over the corresponding period. Such items were described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip could also earn other amounts during the service period, which were charged to the customer on a pay per use basis, for which revenue and the related costs were recognized when the related service was provided.

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in conjunction with the ratification of a new Technology License Agreement, C-Chip’s revenue stream was modified. C-Chip will earn royalties from the granting of licenses, based on the number of units sold by the Licensee (Note 4).

Restricted Held-to-Maturity Security

An irrevocable letter of credit for $86,610 (CAD$100,000) was issued by Manaris to partially guarantee the Avensys line of credit (Note 11). A term deposit, maturing on October 17, 2007 and bearing interest at 3.0% per annum, is designated as collateral for this amount.

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

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 144. SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of this standard on the Company's results of operations and financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of this standard on its consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there will be no material impact to the financial statements for the adoption of this bulletin.

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Comparative Financial Statements

The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current period.

4. Technology License Agreement

On December 22, 2006, with an effective date of December 1, 2006, C-Chip entered into a Technology License Agreement (“Agreement”) with a supplier of the Company. Pursuant to the Agreement, C-Chip has granted this supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall earn and record royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties will be applied against the principal and interest balance of a loan made to C-Chip from the former supplier (Note 8), which at the time of the Agreement had a balance of $1,143,321. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip’s prior years’ input and development of the technology, the outstanding principal amount of the loan was reduced by $200,000. The associated gain was included in other income in the second quarter.

The initial term of the Agreement ends on the first anniversary of the date that the outstanding principal amount of the loan has been satisfied as a result of the royalties being applied thereto (“Repayment Date”). The licensee shall thereafter have an option to purchase C-Chip’s intellectual property within 90 days of the Repayment Date.

5. Balance Sheet Details

	March 31,	June 30,
	2007	2006
	$	$
Other Receivables
Investment tax credits receivable	961,016	117,190
Sales tax receivable	36,942	151,332
Other	4,593	107,220

	1,002,551	375,742

Inventory
Raw materials	588,535	635,405
Work in process	120,383	120,864
Finished goods	635,826	807,536
	1,344,744	1,563,805

Accounts Payable and Accrued Liabilities
Accounts payable	2,384,637	3,911,610
Payroll and benefits	43,610	184,785
Income taxes payable	-	1,794
Rent payable	21,019	12,894
Deferred revenue	181,253	151,272
Lease termination	91,748
Other	280,385	404,504

	3,002,652	4,666,859

6. Variable Interest Entity

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

During the year ended June 30, 2005, Avensys transferred its research activities to Avensys Laboratories Inc. (“ALI”). Avensys owned at the time 49% of ALI and the two entities entered into an agreement (the “ALI Agreement”) whereby ALI would perform research and development activities for Avensys. The ALI Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $429,037 (CAD$500,000). ALI provided research & development for Avensys only. However, it may enter into agreements with third parties in the future. ALI has no financing other than amounts received from Avensys.

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

ITF Laboratories Inc. continues to provide research & development solely for Avensys. However, it may enter into agreements with third parties in the future. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three and nine month periods ended March 31, 2007, since Avensys is the primary beneficiary. The impact of including ITF Laboratories Inc. in the consolidated balance sheet as at March 31, 2007 includes additions to current assets of $1,743,367 (June 30, 2006 - $967,397), net property and equiapment of $869,192 (June 30, 2006 - $1,201,358), intangible assets of $249,020 (June 30, 2006 - $343,717) and current liabilities of $662,098 (June 30, 2006 - $1,138,306). The impact on the consolidated statement of operations for the three and nine month periods ended March 31, 2007 was an increase in revenue of $330,672 and $1,226,108, respectively, and an increase in expenses of $156,692 and $496,745, respectively. The increase in expenses includes an amount for research and development expenses of $132,783 and $632,547, respectively.

7. Related Party Transactions and Balances

The total amount due to officers and/or shareholders of the Company at March 31, 2007 is $40,000 (June 30, 2006 -$40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

8. Bank and Other Loans Payable

Avensys maintains a line of credit from a financial institution for an authorized amount of $1,177,897 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at March 31, 2007 amounted to $1,005,076 (CAD$1,160,461) (June 30, 2006 $967,004 - CAD$1,078,209). Avensys has designated its accounts receivable totalling $3,368,303 (CAD$3,889,043) and inventories totalling $1,344,744 (CAD$1,577,403) as collateral for the line of credit. According to terms of the credit agreement, the Company is subject to certain financial covenants which were not respected as at March 31, 2007. Consequently, the financial institution may exercise its right to demand repayment at any time.

In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement (“Agreement”) with C-Chip to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 4, the balance outstanding under the facility as at March 31, 2007 was reduced to $767,869 (CAD$886,581) (June 30, 2006 $1,364,692 - CAD$1,521,632).

9. Balance of Purchase Price and Derivative Liability on ITF Purchase

On April 18, 2006, Manaris, Avensys and Avensys Laboratories Inc (“ALI”), entered into an Asset Purchase Agreement (the “ITF Agreement”) to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc., a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The transaction represented the acquisition of a business, which added complementary products to Avensys' product offerings and provided access to a new potential customer base.

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

A Shareholder Agreement was entered into between Avensys and the ITF Preferred Shareholders. Pursuant to the Shareholder Agreement, the ITF Preferred Shareholders shall not transfer any Avensys Laboratories Shares, subject to limited exceptions. The Shareholder Agreement also stipulates that, between April 1, 2009 and October 1, 2009, each ITF Preferred Shareholder shall have an option to (i) sell the Avensys Laboratories Shares to Avensys for its proportionate share of $1,793,722 (CAD $2,000,000), or (ii) exchange the Avensys Laboratories Shares for 3,826,531 freely tradable shares of Manaris common shares determined based upon its proportionate share of $1,345,291 (CAD $1,500,000) divided by a reference per share price of $0.342 (CAD $0.39), the “call option”.

The Preferred Shareholder arrangement entitling these shareholders to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value will be accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the shareholders could require a payment. The carrying value of the note as at June 30, 2006 was $877,675. The carrying value of the note as at March 31, 2007 is $1,024,971. The embedded conversion option has been classified as a liability and was recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $458,271 as of June 30, 2006. The fair value of this embedded conversion option was $42,169 as of March 31, 2007. The fair value of the embedded conversion option is determined by using the Black-Scholes Model.

The purchase price paid for the manufacturing assets acquired by Avensys, pursuant to the ITF Agreement, was approximately $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and $872,372 (CAD$1,000,000) of Manaris common stock (2,550,795 common shares). The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on November 9, 2006 (“Free Date”). The holders of these shares are permitted to sell, in every three month period following the Free Date, the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Manaris on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares shall be permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Manaris on the date of the sale of the common shares is higher than a specified reference price, which is $0.34. The holders of the common shares shall also be permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date (“Period”), the holders of the common shares sell the common shares through the facilities of the OTCBB at a price which is less than the specified reference price, Manaris shall, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall, if any, between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Manaris equal to the cumulative shortfall. On March 31, 2007, Manaris is not aware of any sales by the holders of such common shares and the maximum potential shortfall, based on a closing share price of $0.105 at the end of the current quarter, is approximately $605,000. The future payment of a shortfall amount, if any, shall not have any impact on the earnings of the Corporation.

10. Long-Term Debt

	March 31,	June 30,
	2007	2006
	$	$

Investment tax credit financing, demand loan (March 31, 2007 - CAD$460,000) bearing interest at 18%, interest payable monthly, secured by the Federal and Provincial tax credit receivables and the assets of ITF Laboratories
Inc.	398,405	-
Mortgage loan secured by Avensys’ intangible and movable tangible assets (March 31, 2007-CAD$266,000), bearing interest at prime rate plus 2.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing
in May 2010	230,383	295,067
Capital lease obligations (March 31,2007-CAD$24,146), bearing interest between 5.83% and 7.72%, maturing
between March 2007 and April 2010	20,913	25,353
Note payable (March 31, 2007-CAD$1,382), non-interest bearing, payable in monthly instalments of $691,
unsecured, maturing in April 2007	1,198	6,197
	650,899	326,617
Less: Current portion of long-term debt	482,474	103,717
Long-term debt	168,425	222,900

Principal payments on long-term debt and capital leases are as follows:
	$	$
2007	482,474	103,717
2008	79,431	78,506
2009	76,868	75,336
2010	12,126	69,058
2011	-	-
Total	650,899	326,617

11.
11. Convertible Debentures

	March 31,	June 30,
	2007	2006
	$	$
Series A Senior Secured Convertible Debentures bearing interest at 7%, payments for 20 months beginning June 16, 2005, interest payable each June and December, maturing January 31, 2007, original principal amount of
$4,675,000 (Note 11 (a))	-	188,328
Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated
Secured Convertible debentures (original principal amount equal to 15% of the
Series B debentures), maturing February 11, 2009 (Note 11 (b))	2,861,306	-
Unsecured Convertible Debentures bearing interest at 15%, maturing
September 1, 2007, original principal amount of $437,220 (CAD$487,500) (Note
11 (c))	-	399,563
Unsecured Convertible Debentures bearing interest at 12% maturing March 1,
2008, original principal amount of $343,230 (CAD$400,000) (Note 11 (c))	341,049	343,109
	3,202,355	931,000
Less: Current portion of convertible debentures	785,953	587,891
Convertible debentures	2,416,402	343,109
Principal payments on the convertible debentures for the next five years are as follows:
	$	$
2007	444,904	587,891
2008	1,415,017	343,109
2009	1,342,434	-
2010	-	-
2011	-	-
Total	3,202,355	931,000

a) Series A Senior Secured Convertible Debentures

On February 16, 2005, the Company issued Series A Senior Secured Convertible Notes (“Series A Notes”) and Series E and F Warrants (see Note 13(b)) for an aggregate principal amount of $4,675,000.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid-in capital and an equivalent discount against the Notes. The carrying amount of the Notes is being increased monthly by periodic accretion under the effective interest method. At the time of issuance, the Company was obligated for the entire contractual balance of the Notes of $4,675,000. At March 31, 2007, the outstanding principal amount on the Notes was zero with the last monthly installment having been made in January 2007.

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

In connection with the placement of these Series A Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company’s common stock at prices ranging from $0.01 to $0.76 per share subject to certain adjustments, (see Note 13(b)) and expiring from three months following the date of their Registration until February 16, 2010.

The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series IB1, IB2 and , IB3, IB4, and IB5 and as deferred issue expenses for the Series A Notes and issue expenses for the Warrants Series E and F.

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

b) Series B Subordinated Secured Convertible Debentures

On August 11, 2006, the Company entered into a Note and Warrant Purchase Agreement for the sale of Series B Subordinated Secured Convertible Notes (“Series B Notes”), for a principal amount of $2,112,917, Original Issue Discount Series B Subordinated Secured Convertible Notes (“OID Notes”), for a principal amount of $316,938, and Series Y and Z Warrants (see Note 13(b)). Such amounts represented the first tranche of the debt financing. On November 17, 2006, the Company received the second tranche of the Series B Notes, for a principal amount of $1,509,226, and OID Notes, for a principal amount of $226,384. After deducting commissions and other debt issue expenses, the net proceeds to the Company of the first tranche were $1,819,612 and were $1,360,238 for the second tranche.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company allocated, with respect to the first tranche, $14,179 to the Warrants Series Y, $266,168 to the Warrants Series Z, and recognized an embedded conversion option feature of $608,440. The warrants and the embedded conversion option feature components are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $1,064,461 and to the OID Notes in the amount of $159,669. The Company also allocated $84,049 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The Company allocated, with respect to the second tranche, $6,146 to the Warrants Series Y, $120,870 to the Warrants Series Z, and recognized an embedded conversion option feature of $236,230. The warrants and the embedded conversion option feature components, as in the first tranche, are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $996,504 and to the OID Notes in the amount of $149,476. The Company also allocated $37,948 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The carrying amounts of the Series B Notes and the OID Notes are being increased monthly by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the warrants and the embedded conversion option feature at the issue date and will use the same model to value these elements on a quarterly basis The following table illustrates the values of the various components at the issue dates, August 11, 2006 for the first tranche and November 17, 2006 for the second tranche, and the balance sheet date, March 31, 2007. At March 31, 2007, the outstanding principal amount on the Notes was $3,922,343

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

	Issue Date	Expiry Date	Value at August 11, 2006	Value at November 17, 2006	Value at March 31, 2007
Derivative Liabilities			$	$	$
Series B Notes	8/11/2006	2/11/2009	529,078		22,829
OID Notes	8/11/2006	2/11/2009	79,362		3,424
Series B Notes	11/17/2006	2/11/2009		205,417	16,306
OID Notes	11/17/2006	2/11/2009		30,813	2,446
Series Y Warrants	8/11/2006	11/9/2010	14,179		1,359
Series Z Warrants	8/11/2006	11/9/2010	266,168		31,540
Series Y Warrants	11/17/2006	11/9/2010		6,146	971
Series Z Warrants	11/17/2006	11/9/2010		120,870	22,529
			888,787	363,246	101,404

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	8/11/2006	2/11/2009	1,064,461		1,363,166
OID Notes	8/11/2006	2/11/2009	159,669		204,475
Series B Notes	11/17/2006	2/11/2009		996,504	1,132,032
OID Notes	11/17/2006	2/11/2009		149,476	161,633
			1,224,130	1,145,980	2,861,306

Face value of Series B Notes			2,112,917	1,509,226	2,962,710

Derivative Liabilities (Placement Fees)
Series W Warrants	8/11/2006	11/9/2010	60,920		7,446
Series Y Warrants	8/11/2006	11/9/2010	1,170		113
Series Z Warrants	8/11/2006	11/9/2010	21,959		2,603
Series W Warrants	11/17/2006	11/9/2010		27,552	5,319
Series Y Warrants	11/17/2006	11/9/2010		502	81
Series Z Warrants	11/17/2006	11/9/2010		9,894	1,859
			84,049	37,948	17,421

Total Derivative Liabilities			972,836	401,194	118,825

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

The Series B Notes and OID Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Series B Notes and OID Notes are subject to adjustment for certain events, including dividends, distributions or split of the Company's common stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-ninth of the aggregate principal amount of the Series B Notes and OID notes on a quarterly basis commencing February 1, 2007. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Series B and OID noteholders, upon notification by the Company that they will be repaid in shares at the particular repayment date, may elect the date, without limitation, upon which to base the common shares to be received for the principal amount owing at the repayment date. At March 31, 2007, Series B and OID principal for which noteholders had not accepted their common shares as repayment amounted to $258,481 and has been included in the carrying value of the subordinated secured convertible debentures. Such amount, based on 85% of the five day Volume Weighted Average Price between March 26, 2007 and March 30, 2007 of $0.0897, represents an additional 2,881,616 common shares that would have been issued to repay the principal amount owing at that date.

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

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

c) Unsecured Convertible Debentures

With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of Manaris. Pursuant to the conversion agreement, the Company has filed a registration statement that includes the said shares. On October 9, 2006, the Company’s registration statement became effective enabling the shares to be issued The shares were issued on April 2, 2007.The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares which equalled to $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $346,440 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At March 31, 2007, the discount related to the conversion feature is $5,391 (June 30, 2006 - $15,635).

12. Common Stock

At March 31, 2007, the Company had authority to issue 500,000,000 shares of common stock. The Company had 81,591,866 and 77,671,281 of common shares outstanding at March 31, 2007 and June 30, 2006, respectively.

For the nine months ended March 31, 2007:

a)	In February and March 2007, the Company issued 2,258,959 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

c)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for interest paid.

d)
During the first quarter, the Company issued 1,277,558 common shares in connection with the Series A Notes. Of that amount, 1,094,949 common shares with a fair value of $341,458, were issued for scheduled principal payments.

Common Stock (continued)

e)
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

f)
In September 2006, pursuant to the ITF transaction and in connection with the Company’s failure to file the required registration statement within the time period required by the Asset Purchase Agreement, the Company issued 255,080 restricted common stock shares to the ITF preferred shareholders. The fair value of the shares at the issue date that was expensed in the financial statements was $73,463.

f)	In August 2006, the Company issued 82,933 common shares to settle outstanding payables in the amount of $25,709.

Common stock reserved for issuance at March 31, 2007 was as follows:

	March 31,	June 30,
	2007	2006

Stock Options
Options outstanding	7,744,403	4,486,750
Reserved for future issuance	1,281,911	4,539,564

Warrants	17,461,463	13,015,714

Conversion of Series A Notes	-	2,487,593

Conversion of Series B Notes and OID Notes	11,206,743

Conversion of unsecured convertible debentures	330,251	1,984,645

	38,024,771	26,514,266

13. Stock Options and Warrants

a)	Stock Options

During the nine months ended March 31, 2007:

i)
The Company granted 64,834 stock options to a consultant and former director of the Company pursuant to the 2006 non-qualified stock option plan with exercise prices of $0.00001 per share and a contractual term of 10 years. The stock options vested immediately. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $11,021, was expensed in the current period as the options vested immediately.

ii)
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

iii)
The Company granted 1,500,000 stock options to the Company’s current President and Chief Executive Officer pursuant to the 2006 non-qualified stock option plan at an exercise price of $0.27 per share and a contractual term of 10 years. Under the plan, one third of the stock options will vest every year commencing June 30, 2007.

Stock Options and Warrants (continued)

iv)
In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $325,710, will be expensed over the vesting period of the stock award.

v)
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

vi)
On November 1, 2006 the Company granted 405,130 stock options to certain employees of Avensys pursuant to the 2006 non-qualified stock option plan at an exercise price of $0.23 per share and a contractual term of 10 years. The stock options vest immediately. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $63,177, was expensed in the current period as the options vested immediately.

vii)
The Company granted 50,000 stock options to the Company’s current Chief Financial Officer pursuant to a non-qualified stock option plan at an exercise price of $0.33 per share and a contractual term of 5 years. The stock options will vest quarterly over a one year. In accordance with the Company’s accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $11,120, will be expensed over the vesting period of the stock award.

viii)	In September 2006, a total of 56,250 stock options were forfeited by a former director of the Company. Such options were not expensed by the Company at the time of issuance.

ix)
On July 1, 2006 the Company granted 143,939 stock options to certain employees of Avensys pursuant to the 2006 non-qualified stock option plan at an exercise price of $0.312 per share and a contractual term of 10 years. The stock options vest immediately. In accordance with the Company's accounting policy on stock-based compensation, the total cost of the grant of stock options, which amounted to $33,491, was expensed in the current period as the options vested immediately.

Stock Options and Warrants (continued)

A summary of the changes in the Company’s common share stock options is presented below:

	March 31, 2007		June 30, 2006
		Weighted		Weighted
		average		average
	Number of	exercise price	Number of	exercise price
	options	($)	options	($)
Balance at beginning of the period	4,486,750	0.60	3,842,500	0.65
Granted	3,313,903	0.25	2,778,000	0.14
Exercised	-	-	(2,015,000)	(0.05)
Forfeited	(56,250)	(0.34)	(118,750)	(0.78)
Balance at end of the period	7,744,403	0.45	4,486,750	0.60

Additional information regarding options outstanding as at March 31, 2007 is as follows:

Range of Exercise prices	Number of shares	Outstanding Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable Number of shares	Weighted average exercise price
$			$		$
0.00 - 0.25	1,922,464	7.25	0.20	1,029,282	0.09
0.26 - 0.50	2,703,189	6.95	0.31	1,450,916	0.37
0.51 - 0.75	1,895,000	2.21	0.67	1,895,000	0.67
0.76 - 1.00	1,223,750	2.51	0.83	1,223,750	0.82
	7,744,403	5.16	0.45	5,598,948	0.60

Stock Options and Warrants (continued)

The weighted average fair value of options granted for the three and nine month periods ended March 31, 2007 was $0.18 and $0.20, respectively, and for the three and nine month periods ended March 31, 2006 was $0.23 and $0.34, respectively, as summarized below.

		Weighted	Weighted
		average	average
	Number of	exercise	grant-date
	options	price	fair value

Options granted during the nine month period ended
March 31, 2007, exercise prices below market price
at time of grant	64,834	0.00001	0.17
Options granted during the nine month period ended
March 31, 2007, exercise prices equal to market
price at time of grant	3,249,069	0.25	0.20

Options granted during the nine month period ended
March 31, 2007	3,313,903	0.25	0.20

			Weighted
		Weighted	average
		average	grant-
	Number of	exercise	date fair
	options	price	value

Options granted during the nine month period ended
March 31, 2006, exercise prices below market price
at time of grant	1,515,000	0.00001	0.40
Options granted during the nine month period ended
March 31, 2006, exercise prices equal to market
price at time of grant	688,000	0.38	0.22

Options granted during the nine month period ended
March 31, 2006	2,203,000	0.12	0.34

Stock Options and Warrants (continued)

Commencing July 1, 2006 and as described in the Company’s accounting policy relating to stock-based compensation, the Company began to expense the compensation cost relating to employee share-based payment transactions The Company recognized stock-based compensation for employees and directors in the amount of $167,641 and $255,063 for the three and nine month periods ended March 31, 2007, respectively. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $39,823 and $372,840 for the three and nine month periods ended March 31, 2006 as described in the following table:

	Three months	Nine months
	ended	ended
	March 31,	March 31,
	2006	2006
	$	$

Net loss applicable to common stockholders	(6,409,606)	(11,972,128)
Add: Stock-based compensation expense included in net loss - as reported	-	473,170
Less: Stock-based compensation expense determined under fair value method	(39,823)	(846,010)

Net loss applicable to common stockholders - pro forma	(6,449,429)	(12,344,968)

Net loss per share (basic and diluted) - as reported	(0.09)	(0.18)

Net loss per share (basic and diluted) - pro forma	(0.09)	(0.18)

The Company recognized stock-based compensation for non-employees in the amount of $11,021 for the three and nine month periods ended March 31, 2007. The Company recognized stock based compensation for non-employees in the amount of zero and $473,170 for the three and nine month periods ended March 31, 2006, respectively.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Risk - free interest rate	5.03%	3.86%	4.16%	3.07%
Expected volatility	100.0%	100.0%	100.0%	100.0%
Expected life of stocks options (in years)	3.32	3.00	5.47	0.35
Assumed dividends	None	None	None	None

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at March 31, 2007

		Warrant exercise
	Outstanding	prices
Series E	1,596,155	0.35
Series G	3,797,976	0.35
Series H	890,593	0.35
Series I	3,797,976	0.35
Series J	1,781,184	0.50
Series W	711,492	0.42
Series Y	233,392	0.65
Series Z	3,500,865	0.45
IB-01	7,692	0.00001
IB-02	215,385	0.55
IB-03	323,077	0.61
IB-06	605,676	0.35
Total	17,461,463	0.41

Changes in the warrants outstanding as at March 31, 2007 are as follows:

Range of exercise prices	0.00001	0.35	0.42	0.45	0.5	0.55	0.59	0.61	0.65	Total
Balance at beginning of the year 2006	7,692	6,890,400	415,037	2,042,172	1,781,184		215,385		136,145	11,488,015
Repriced	-	3,797,976	-	-	-	215,385	(215,385)	323,077	-	4,121,053
Granted	-	-	296,455	1,458,694		-		-	97,246	1,852,395
Exercised	-	-	-	-	-	-		-	-	-
Expired	-	-	-	-	-	-		-	-	-

Balance as at December 31, 2006	7,692	10,688,376	711,492	3,500,866	5,579,160	215,385		323,077	233,391	17,461,463
Weigthed Average remaining contractual life (years)	2.88	2.97	3.61	3.61	2.88	2.88		2.88	3.61	3.08

14. Commitments and Contingencies

Commitments

Minimum lease payments for the next five years are as follows:

$
2007	127,275
2008	474,745
2009	427,218
2010	286,948
2011	11,421
1,327,607

The Company leases premises for its various offices located across Canada. Total rent expense was $150,309 and $527,186 for the three and nine month periods ended March 31, 2007, respectively. Total rent expense for the three and nine month periods ended March 31, 2007 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $111,893 was recorded, calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%. The amount will be amortized over the remaining period of the lease which expires on May 31, 2010.

Litigation and Settlement Costs

i)
On February 7, 2007, a lawsuit was filed by a formal employee in Superior Court of Quebec for a total amount of $$236,711 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company is in the process of preparing its response and intends to contest the case vigorously.

ii)
On March 29, 2007, a lawsuit was filed by Gestion Cheers (Pointe-Claire) Inc. under Quebec Law in the Superior Court of Quebec against Canadian Security Agency (2004) Inc. (“CSA”), a former operating subsidiary of Manaris. The plaintiff is suing CSA, amongst other parties, as a defendant in warranty and is claiming a total amount of $540,187 (CAD $623,700). The Company is in the process of preparing its response and intends to contest the case vigorously.

15. Research and Development Investment Tax Credits

The Company’s investment tax credit claims previously calculated for the fiscal year ended June 30, 2006 has been reviewed, and as a result of this review, the Company estimates that it will collect approximately $364,473 more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excess as a further reduction of the income tax provision in the first quarter of fiscal 2007, in the amount of $185,482, and in the third quarter of fiscal 2007, in the amount of $178,991.

The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.
16.

16. Segment Disclosure

The Company reports segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Reporting segments are based upon the Company’s internal organization structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance and the availability of separate financial information.

The Company identifies a reportable segment through the internal organizational structure. The Company’s structure is distributed among two reporting segments, Fiber & Monitoring and Credit Management, each with different product and service offerings. The Fiber & Monitoring reporting segment is comprised of the operations of Avensys and ITF and provides fiber-based technologies and environmental monitoring solutions. The Credit Management reporting segment is comprised of the operations of C-Chip, and offers products and services to the credit management marketplace.

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

For the three months ended March 31, 2007
	Fiber &	Credit
	Monitoring	Management	Consolidated
Net revenues from external customers	4,428,988	155,091	4,584,079

Cost of net revenues	2,833,282	-	2,833,282
Marketing and sales expense	499,815	1,551	501,366
Administrative expense	253,937	51,037	304,974
Research & development	403,793	-	403,793
Depreciation & amortization	68,951	-	68,951

Direct costs	4,059,778	52,588	4,112,366

Direct contribution	369,210	102,503	471,713
Operating expenses and indirect costs of net revenues			(638,117)

Loss from Operations			(166,404)

Other income (expense)			(3,567)
Interest expense, net			(213,542)
Debenture accretion			87,852
Income Tax Benefit - Refundable tax credits (*)			328,168
Non-Controlling Interest			(440)

Net Income from Continuing Operations			32,067

(*) - Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.

Segment Disclosure (continued)

For the nine months ended March 31, 2007

	Fiber &	Credit
	Monitoring	Management	Consolidated
Net revenues from external customers	11,186,862	2,020,887	13,207,749

Cost of net revenues	7,416,222	1,753,607	9,169,829
Marketing and sales expense	1,451,658	100,447	1,552,105
Administrative expense	795,338	213,492	1,008,830
Research & development	1,146,497	-	1,146,497
Depreciation & amortization	233,732	24,509	258,241

Direct costs	11,043,447	2,092,055	13,135,502

Direct contribution	143,415	(71,168)	72,247
Other operating expenses & indirect costs of net revenues			(1,949,150)

Loss from Operations			(1,876,903)

Other income (expense)			330,607
Interest expense, net			(648,594)
Debenture accretion and change in fair value of derivative financial			(318,896)
instruments
Income Tax Benefit - Refundable tax credits (*)			857,271
Non-Controlling Interest			(1,987)

Net Loss from Continuing Operations
			(1,658,502)

(*) - Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.

Revenue from two customers of the Company’s Fiber & Monitoring segment represented $2,208,566 and $5,399,393 for the three and nine month periods ended March 31, 2007, respectively, of which the outstanding receivable balances amounted to $1,405,994 at March 31, 2007.

The Company’s long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

	March 31,	June 30,
	2007	2006
	$	$

Fiber & Monitoring	9,607,844	10,523,564
Credit Management	-	22,567
All Other	25,107	55,543
Total long-lived assets	9,632,951	10,601,674

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This management's discussion and analysis of the financial condition and results of operations of Manaris Corporation should be read in conjunction with the discussion of our financial results set forth in our Form 10-KSB for the year ended June 30, 2006 as filed with the Securities and Exchange Commission on October 2, 2006 and in our Form 10-QSB for the six month period ended December 31, 2006, as filed with the Securities & Exchange Commission on February 14, 2007 respectively. Because of the rapidly evolving nature of our business, the financial results set forth herein may not necessarily be indicative of our future financial results.

In this quarterly report on Form 10-QSB (the “Quarterly Report”), references to "Manaris", "the Company," "we," "us," and "our" refer to Manaris Corporation and its wholly owned subsidiaries, Avensys Inc. and C-Chip Technologies (North America).

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. It should be noted that many factors, some of which are described in this Management’s Discussion or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading “Risk Factors”. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words “believe,” “expect,” “anticipate” or similar expressions to make forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:
•	Our ability to grow our revenue and expand acceptance of our products in our principal markets.

•	The continued availability of capital to finance our activities in the event that we are not profitable.

•	Our ability to successfully integrate technologies or companies that we acquire.

•	Our ability to obtain and enforce, in a timely manner, patent and other intellectual property protection for our technology and products.

•	Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property.

•	Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.

•	Our ability to retain key employees at appropriate levels of management.

•	The competitive environment and the impact of technological change on our business.

•	Other factors discussed under the heading “Risk Factors.”

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

CORPORATE OVERVIEW

We are a holding company that operates the following wholly-owned subsidiaries:

•
Avensys operates two divisions - Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions in the Canadian marketplace.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which licensed its technology to its technology partner iMetrik Inc, whereby, C-Chip will receive royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the “Buy Here Pay Here” (BHPH) used car market

In the third fiscal quarter ended March 31, 2007, we sustained our third consecutive quarter of improved performance and results. We believe that the efforts of the Manaris team over the past 18 months, in crystallizing the vision of our company, increasing revenues and reducing costs, are paying off.

Our revenues for the third quarter ended March 31, 2007 were $4.6M, as compared to $2.9 M the same period a year ago. We incurred an operating loss for the third quarter ended March 31, 2007 of $0.17M, as compared to an operating loss of $5.6M from the previous year. In addition, for the first time, we have a positive cash flow of $0.32M which was generated by Statement of Operation activities, excluding changes in operating assets and liabilities, compared with negative cash flow of $1.1M for the same period last year.

Revenues for the nine months ended March 31, 2007 were $13.2M, 87% ahead of the same period for the previous year. Losses from operations of $1.9M are down dramatically from $8.5M for the same period a year ago. Net loss applicable to shareholders has also decreased to $1.6M compared with $14.2M for the same period last year. In addition, our negative cash flow for the nine month period decreased to $0.32M compared with negative cash flow of $2.8M from the previous year.

While our management believes that we can further improve our results, we are proud of the progress we have made. We believe that there is a sustained demand for our products and services in the marketplace, and we are working hard to sustain the momentum created over the past several quarters.

In addition, in March 2007 we changed our Investor Relations firm and appointed the Global Consulting Group headquartered in New York. The Global Consulting Group has been working hard to answer shareholder questions and have developed and are implementing a plan to make more widely known, the Manaris story. Their contact information is provided on our website. The website itself is being overhauled and the new layout should be available soon. None of the information provided on our website is intended to be a part of, is incorporated by reference to, or should be relied as part of, this Quarterly Report.

OVERVIEW OF AVENSYS SUBSIDIARY

Avensys operates two divisions - Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions in the Canadian marketplace.

During the third quarter ended March 31, 2007, Avensys achieved record revenues of $4.4M compared to $2.7M for the same period last year. The ITF transaction and Avensys’s own internal growth resulted in the expansion and diversification of Avensys’ customer base.

Our consolidated financial statements also include the results of ITF Labs, which is primarily engaged in research and development activities. Avensys owns 42% of the voting stock of ITF Labs. ITF Labs has contributed revenues to our company through research and development contracts. The relationship between Avensys and ITF Labs has enabled Avensys to benefit from ITF Labs’ ongoing research and development activities while limiting Avensys’ direct research and development exposure.

The positive results from Avensys, which continue to represent the majority of Manaris’ total revenue, confirm the validity of our strategic choice to use Avensys as a primary vehicle for future growth.

Avensys Tech division of Avensys

Avensys Tech designs, manufactures, distributes, and markets reliable optical components and modules such as FBGs for the telecom market and devices and sub-assemblies for the industrial market. The division also specializes in the development of packaged fiber-based sensors.

Avensys Tech sells its optical products and services primarily in Asia, Europe and North America to the telecommunications, aerospace, and oil and gas industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, which represents close to 75% of Avensys Tech’s sales; the growing fiber laser market, and the fiber sensor market. According to a report published by Communications Industry Researchers Inc. in June 2006, the global market for optical telecom components has returned to double-digit growth rates following a prolonged industry slowdown. Growth forecasts for this market are based on increasing needs for bandwidth and the gradual rebuilding of infrastructures to support new digital services such as internet protocol television. Similarly, the fiber laser market is forecast to grow at a compound rate of 39%, from $131M in 2005 to $674M by 2010, according to Strategies Unlimited. The global market for fiber sensors, meanwhile, is currently at about $300M per year, with a projected annual average growth rate of 4.1% according to a report published by BCC Research in November 2005.

This division of Avensys has been experiencing sustained growth in the third quarter ended March 31, 2007. Undersea telecom components, DPSK demodulators as well as fiber laser components, developed by our R&D partner ITF labs, were the product lines that generated the most growth. Traditional terrestrial telecom components saw relatively stable volumes. Our gross margins have improved with increased volume and with the additional flexibility provided by our recent staff training efforts. We have now crossed the 35% level for gross margins, bringing our average gross margin for the last 9 months above 30%.

Our two recent announcements regarding the demonstration of above kilowatt operation of our fiber laser components as well as our successes with DPSK demodulator modules constitute two areas where we see new sources of revenue that are clearly part of our long term path to success. In addition, the undersea telecom market has been rich in new initiatives with recent announcement for various long haul systems. Avensys Tech, as one of few components companies in the world with undersea certified production lines, is often an indirect beneficiary of such large scale projects. Our bookings for fourth quarter ended June 30, 2007, are expected to be in line with our recent growth and we expect to see this positive trend continuing in the immediate future. Our current challenge is to scale our production capacity with optimized processes and additional resources to follow the current growth cycle. In parallel, we must also face the reality of a weaker American. Dollar which has a direct effect on our gross margin, and our cost structure being mostly Canadian. Up to this point, we have managed to compensate foreign exchange losses by significant gains at the gross margin level.

Avensys Tech and ITF Labs have also increased their presence in the industry with various trade show participation and the presentation of multiple scientific papers in different forums, namely Photonics West 2007 in January (California), OFC 2007 (Optical Fiber Communication) in March also in California and in upcoming trade shows like CLEO 2007 (The Conference on Lasers and Electro-Optics) in May, SubOptic 2007 also in May, and Laser 2007 World of Photonics in Munich (June).

Avensys Solutions division of Avensys

Avensys Solutions competes in the Canadian environmental monitoring market providing instrumentation and integrated systems capable of detecting and quantifying the presence of specific pollutants, gases and other components in ambient air, stack emissions, waste water, natural water sources and soil.

The second half of the year for Avensys Solutions typically represents more than 60% of our revenues with the period from March to June being the strongest months. This trend is one that has been noted over several years and can be clearly attributed to the return of the warm weather, a prerequisite for several field installations. March is our biggest month, as it coincides with both spring weather conditions and the Canadian governments increased expenditures due to their fiscal year end. This year, revenue for March 2007 is at an historical high of $1.08M. Gross margins continue to remain healthy, at around 35%.

The division has renewed several contracts with key suppliers, including ISCO which Avensys Solutions has been representing for close to 30 years and IDEXX. We are in the process of negotiating with new suppliers to gain access to product lines which will allow us to expand our integrated solutions capabilities, particularly in the Air sector. We are also establishing exclusive partnerships with regional service providers needed to provide turn-key installations, on-site maintenance and regular audit measurements.

While we remain focused on delivering our targeted growth of 15%, the last 9 months have also been months of significant strategic investments, particularly in our human resources. Several new skilled members have joined our sales and integration team, with significant investment in training and marketing efforts. We have also opened a new sales office in Edmonton.

OVERVIEW OF C-CHIP

In December of 2006 C-Chip entered into a Licensing Agreement with its technology partner iMetrik whereby C-Chip granted an exclusive license to iMetrik to manufacture and sell products in the sub-prime used vehicle market. As consideration for the license, iMetrik shall pay to C-Chip royalties equal to the greater of: (i) $20.00 per product sold or (ii) $30,000 per month. The royalties shall be applied against the balance of a loan from iMetrik to Manaris, which as of December 31 has an outstanding balance of $905,782. In addition, as further consideration for C-Chip’s prior years’ of input and development of the technology, the outstanding principle amount of the loan was reduced by $200,000. The balance of the loan from iMetrik to Manaris as of March 31, 2007 is $767,869.

The initial term of the License Agreement ends on the first anniversary of the date that the outstanding amount of the loan has been satisfied as a result of the royalties being applied thereto (the "Repayment Date"). iMetrik shall thereafter have an option to purchase C-Chip's intellectual property within 90 days of the Repayment Date.

C-Chip made a small profit in Q3, with $0.16M in revenues from royalties. More than 7500 units were sold and operational expenses are down to a minimum as a result of the licensing agreement with iMetrik.

Results of Operations for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006

The results of operations include the accounts of the Company and its subsidiaries.

	Three months ended March 31,
	2007	2006	Change	Change
	$	$	$	%
Revenue	4,584,079	2,912,833	1,671,246	57.4%
Cost of Revenue	2,833,282	1,989,522	843,760	42.4%
Gross margin	1,750,797	923,311	827,486	89.6%
Gross Margin as % of Revenue	38.2%	31.7%

Operating expenses
Depreciation and amortization	180,203	216,360	(36,157)	-16.7%
Selling, general and administration	1,333,205	1,782,720	(449,515)	-25.2%
Loss on impairment of Goodwill	-	4,277,637	(4,277,637)	-100.0%
Research and development	403,794	208,952	194,842	93.2%
Total Operating expenses	1,917,202	6,485,669	(4,568,467)	-70.4%

Operating gain (loss)	(166,405)	(5,562,358)	5,395,953	-97.0%

Other income (expenses)	(3,565)	41,717	(45,282)	-108.5%
Interest expense, net	(213,543)	(225,445)	11,902	-5.3%
Debenture & preferred shares accretion	(587,831)	(674,427)	86,596	-12.8%
Change in fair value of derivative financial instruments	675,683	-	675,683	100.0%
Income tax benefits - refundable tax credits	328,168	109,119	219,049	200.7%
Non-Controlling interest	(440)	(5,181)	4,741	-91.5%
Results of discontinued operations	-	(93,031)	93,031	-100.0%
Net profit (loss)	32,067	(6,409,606)	6,441,673	-100.5%

Effect of reduction in exercise price of outstanding warrants	-	2,197,296	(2,197,296)	-100%
Net profit (loss) applicable to common shareholders	32,067	(8,606,902)	8,638,969	100.4%

Foreign currency translation adjustments	74,605	(2,019)	76,624	-3795%
Comprehensive income (loss)	106,672	(8,608,921)	8,715,593	-101%

	Nine months ended March 31,
	2007	2006	Change	Change
	$	$	$	%
Revenue	13,207,749	7,054,017	6,153,732	87.2%
Cost of Revenue	9,169,830	4,761,844	4,407,986	92.6%
Gross margin	4,037,919	2,292,173	1,745,746	76.2%
Gross Margin as % of Revenue	30.6%	32.5%

Operating expenses
Depreciation and amortization	573,846	702,766	(128,920)	-18.3%
Selling, general and administration	4,194,479	5,137,484	(943,005)	-18.4%
Loss on impairment of Goodwill	-	4,277,637	(4,277,637)	-100.0%
Research and development	1,146,497	649,805	496,692	76.4%
Total Operating expenses	5,914,822	10,767,692	(4,852,870)	-45.1%

Operating gain (loss)	(1,876,903)	(8,475,519)	6,598,616	-77.9%

Other income (expenses)	330,608	42,758	287,850	673.2%
Interest expense, net	(648,595)	(688,651)	40,056	-5.8%
Debenture & preferred shares accretion	(1,981,903)	(3,100,027)	1,118,124	-36.1%
Change in fair value of derivative financial instruments	1,663,007	-	1,663,007	100.0%
Income tax benefits - refundable tax credits	857,271	514,633	342,638	66.6%
Non-Controlling interest	(1,987)	(4,651)	2,664	-57.3%
Results of discontinued operations	-	(260,671)	260,671	-100.0%
Net loss	(1,658,502)	(11,972,128)	10,313,626	-86.1%

Effect of reduction in exercise price of outstanding warrants	-	2,197,296	(2,197,296)	100%
Net loss applicable to common shareholders	(1,658,502)	(14,169,424)	12,510,922	-88%

Foreign currency translation adjustments	176,730	(19,458)	196,188	-1008%
Comprehensive loss	(1,481,772)	(14,188,882)	12,707,110	-90%

Revenue

Sales from the Fiber & Monitoring operating segment of Avensys products and solutions for the three and nine month periods ended March 31, 2007 account for 96.6% and 84.7%, respectively, of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three months ended March 31,
	2007	2006	Change	Change
	$	$	$	%
Avensys	4,428,988	2,725,786	1,703,202	62.5%
C-Chip (Royalties)	155,091	-	155,091	100.0%
C-Chip (Sales)	-	187,047	(187,047)	-100.0%
Revenue	4,584,079	2,912,833	1,671,246	57.4%

	Nine months ended March 31,
	2007	2006	Change	Change
	$	$	$	%
Avensys	11,186,862	6,765,269	4,421,593	65.4%
C-Chip (Royalties)	216,666	-	216,666	100.0%
C-Chip (Sales)	1,804,221	288,748	1,515,473	524.8%
Revenue	13,207,749	7,054,017	6,153,732	87.2%

Our revenues for the three and nine month periods ended March 31, 2007 increased by 57.4% and 87.2%, respectively, over the same periods in 2006. This increase is primarily due to the addition of new customers by both Avensys and C-Chip during the course of the periods ended March 31, 2007. Avensys maintained its own internal growth resulting from the continued expansion and diversification of Avensys’ product lines and the ITF transaction. C-Chip’s revenues for the nine month period ended March 31, 2007 include an adjustment brought about by a change in its business model which resulted in a change to revenue recognition. The change in the business model resulted from a license agreement signed during the second quarter, effective December 1, 2006, whereby C-Chip would receive royalties from the licensee on the sale of credit management devices. As a result of the change in business model and corresponding revenue recognition, all Deferred Revenue and Deferred Contract Costs accumulated until November 30, 2006 have been taken into revenue and expense and thus included in the results of operations for the nine month period ended March 31, 2007. This resulted in an increase in revenue and expense for the nine month period ended March 31, 2007 in the amounts of $1,685,566 and $1,586,814, respectively. Excluding this adjustment, our revenues for the nine month period ended March 31, 2007 increased by 63.3%.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was at 61.8% and 69.4% for the three and nine month periods ended March 31, 2007, respectively, compared with 68.3% and 67.5%, respectively, for the same periods in 2006. Gross margin, relative to revenues, for the three month period ended March 31, 2007 surged as a result of improve margins at Avensys and the new C-Chip business model. Avensys saw significant reductions in the operational costs of production, following the ITF transaction, but these were partially offset by the negative effects of a weaker U.S. dollar.

Operating Expenses

Depreciation and amortization

Depreciation and amortization expenses for the three and nine month periods ended March 31, 2007 decreased by $36,157 and $128,920, respectively, over the same periods last year. This decrease is primarily attributable to the rationalization of manufacturing and research and development assets as part of the acquisition of ITF Optical assets.

Selling General and Administrative expenses

Selling, general and administrative (SG&A) expenses consist primarily of marketing and sales expenses, general and administrative expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and nine month periods ended March 31, 2007 decreased by 25.2% and 18.4%, respectively, as compared to the same periods in 2006. SG&A are composed of the following:

	Three Months Ended March 31,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	318,136	480,472	(162,336)	-33.8%
Marketing and Sales	530,595	595,404	(64,809)	-10.9%
Payroll and related expenses	154,683	275,154	(120,471)	-43.8%
Professional fees	84,657	373,846	(289,189)	-77.4%
Travel	17,466	14,912	2,554	17.1%
Other selling, general and administrative	227,668	42,932	184,736	430.3%
Selling, General and Administrative Expenses	1,333,205	1,782,720	$(449,515)	-25.2%

	Nine Months Ended March 31,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	1,011,170	1,140,237	(129,067)	-11.3%
Marketing and Sales	1,654,558	1,666,510	(11,952)	-0.7%
Payroll and related expenses	505,105	675,614	(170,509)	-25.2%
Professional fees	476,078	1,056,184	(580,106)	-54.9%
Travel	57,664	41,980	15,684	37.4%
Other selling, general and administrative	489,904	556,959	(67,055)	-12.0%
Selling, General and Administrative Expenses	4,194,479	5,137,484	$(943,005)	-18.4%

•
General and administrative expenses for the three and nine month periods ended March 31, 2007 decreased by 33.8% and 11.3%, respectively, versus the same periods in 2006, primarily due to aggressive cost control throughout the Company.

•	Marketing and sales expenses for the three and nine month periods ended March 31, 2007 decreased by 10.9% and 0.7%, respectively, versus the same periods in 2006.

•	The reduction in payroll expenses is primarily attributable to the holding company, Manaris.

•
Professional fees for the three and nine month periods ended March 31, 2007 decreased by 77.4% and 54.9%, respectively, versus the same periods in 2006, primarily attributable to the holding company, Manaris.

•
SG&A expenses classified as ‘Other selling, general and administrative’ includes stock based compensation, which decreased by $207,086 for the nine month period ended March 31, 2007 compared to the same period in 2006.

Research and Development

For the three and nine month periods ended March 31, 2007, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and nine month periods ended March 31, 2007 increased by $194,842 and $496,692, respectively, over the same periods in 2006. This increase is primarily attributed to the expanded roster of research and development projects at ITF Labs.

Net Loss

Our net profit of $32,067 for the three months ended March 31, 2007 represents an improvement of $6,441,673 compared to the net loss of $6,409,606 for the same period in 2006. Our net loss of $1,658,502 for the nine months ended March 31, 2007 represents an improvement of $10,313,626 compared to the net loss of $11,972,128 for the same period in 2006. These changes, however, were affected by the addition of derivative financial instruments to our balance sheet. We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets and the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities"). These derivative liabilities are re-measured at each period end using the Black-Scholes option pricing model, and are consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At March 31, 2007, our share price had dropped to $0.105 a share, which significantly reduced the fair values of the derivative liabilities on our balance sheet, and reduced our net loss by $675,683 and $1,663,007 for the three and nine month periods ended March 31, 2007. Excluding the gain from changes in fair values of these derivative liabilities, our net loss would have been $643,616 for the three months ended March 31, 2007 and $3,321,509 for the nine months ended March 31, 2007. The improvement in net profit for the three and nine month period for March 31, 2007 were also affected by the loss of impairment of goodwill in the amount of $4,277,637 taken in the third quarter of FY 2006. Two non-recurring events also had a significant impact on the net loss for the nine months ended March 31, 2007. A gain on sale of fixed assets amounting to $300,848, recorded in the first quarter, and a revaluation of our estimates for research and development tax credits receivable amounting to $364,473, $185,482 recorded in the first quarter and $178,991 recorded in the third quarter, both improved our results by reducing the net loss for the nine months ended March 31, 2007.

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our Avensys subsidiary have been supported primarily from revenue from the sales of its products and services.

As of March 31, 2007, we had working capital of $1,033,826 compared to a working capital deficiency of $1,657,699 at June 30, 2006. Included in these figures for net working capital:

	March 31,	June 30,
	2007	2006	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	984,188	438,708	545,480	124%
Receivables	4,480,625	3,480,649	999,976	29%
Inventory	1,344,744	1,563,805	(219,061)	-14%
Other current assets	308,293	589,302	(281,009)	-48%
Current assets	7,117,850	6,072,464	1,045,386	17%

Accounts payable and accrued liabilities	3,002,652	4,666,859	(1,664,207)	-36%
Loans payable	1,772,945	2,331,696	(558,751)	-24%
Other current liabilities	1,308,427	731,608	576,819	79%
Current Liabilities	6,084,024	7,730,163	(1,646,139)	-21%

Net working capital (deficiency)	1,033,826	(1,657,699)	2,691,525	162%

Since the end of the 2006 fiscal year, we began implementing the following measures to address our concerns over the liquidity of the Company and its ability to continue as a going concern:

•	Secured convertible debt financing, on August 11, 2006 (First Tranche) and November 17, 2006 (Second Tranche), to fund our operations and growth.

•	C-Chip signed a License Agreement establishing a new profitable business model.

•	Executed the Avensys business plan resulting in the generation of positive cash flows.

•	Obtained investment tax credit financing in the amount of $397,099.

•	Rationalized the operating and cost structure of our holding company, Manaris.

During the nine month period ended March 31, 2007, net cash used to fund continuing operating activities was $2,770,744, consisting primarily of:

•	$324,442 net use of cash from operations

•	$999,977 related to the increase in accounts receivables and other receivables

•	$1,839,367 related to the decrease in accounts payable and accrued liabilities.

During the three and nine month periods ended March 31, 2007, we mainly financed our operations via the financing received through the sale of the August 11, 2006 and November 17, 2006 Series B Notes and revenue achieved from the sales of products and services.

Selected Balance Sheet information:

	March 31,	June 30,
	2007	2006	Change	Change
	$	$	$	%
Total Assets	17,226,661	17,143,434	83,227	0%
Current Liabilities	6,084,024	7,730,163	(1,646,139)	-21%
Long-Term Liabilities	3,770,792	2,183,345	1,587,447	73%
Non-Controlling Interest	25,090	23,939	1,151	5%
Total Stockholder's Equity	7,346,755	7,205,987	140,768	[2] %

Total assets remain largely unchanged as increases in cash and other current assets were largely offset by the disposition of some outdated fixed assets. The decrease in current liabilities is primarily a result of current accounts payable payments throughout the Company, repayments on the C-Chip line of credit and the conversion of a convertible debenture into shares of the Company.

As of March 31, 2007, the Company had 81,591,866 issued and outstanding shares of common stock as compared to 77,671,281 on June 30, 2006. The increase is mainly due to the issuance of 1,283,613 common shares in connection with the Series A Notes and 2,258,959 common shares in connection with the Series B Notes.

Stock options outstanding at March 31, 2007 totaled 7,744,403 at a weighted average exercise price of $0.45 and have a weighted average remaining contractual life of 5.16 years.

The Series A Notes we issued in February 2005, in an aggregate principal amount of $4,675,000, were fully repaid in January 2007.

August 2006 Convertible Note and Warrant Private Placement

On August 11, 2006, we entered into a Note and Warrant Purchase Agreement for the sale by our company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6M and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, we also issued four year warrants to purchase shares of our common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants"). Gross proceeds of approximately $2.1M were received by August 22, 2006, with net proceeds of approximately $1.8M, after transaction fees.

On November 17, 2006, we completed the second tranche (the "Second Tranche") of the Purchase Agreement. In connection with the Second Tranche, we issued (i) Series B Notes in an aggregate principal amount of $1,509,226 (ii) OID Notes in an aggregate principal amount of $226,384, and (iii) four year warrants to purchase shares of our common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes of Series Z Warrants and 2.5% of the number of common shares underlying the Series B Notes of Series Y Warrants. We received net proceeds of approximately $1,360,237 in connection with the Second Tranche. In connection with the Second Tranche, we agreed to accelerate the commencement date of the quarterly principal payments on the Notes to February 1, 2007, and reduce the amount of the quarterly principal payments to 1/9th of the original principal amount of the Notes.

The Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of our common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Notes is subject to adjustment for certain events, including dividends, distributions or split of our Common Stock, or in the event of our consolidation, merger or reorganization. Beginning nine months from the issuance date, we are required to make principal payments equal to one-eighth of the aggregate principal amount of the Notes on a quarterly basis. We may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of our common stock. Our obligations under the Purchase Agreement and the Notes are secured by a subordinated lien on substantially all of our assets, pursuant to a Pledge and Security Agreement.

Critical Accounting Policies and Estimates

The accompanying management discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes estimates about the effects of matters that are inherently uncertain. These estimates form the basis for making judgments about the financial position and results of operations, which are integral to understanding the Company’s financial statements. We base our estimates and judgments on historical experience and on other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecast with certainty and the best estimates and judgments routinely require adjustment. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debt and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

There have been no significant changes during the third quarter of fiscal 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-KSB for the fiscal year ended June 30, 2006, except as noted below for stock-based compensation and C-Chip’s change of revenue recognition.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment. SFAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected lives. The Company has elected the modified prospective transition method for adopting FAS 123(R). Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the July 1, 2006 effective date. The unrecognized expense of awards not yet vested as of July 1, 2006 are also recognized as an expense in the calculation of net income.

C-Chip Revenue Recognition

C-Chip derives revenues from the sale of credit management devices and associated services. The devices are bundled with service agreements which provide the customer with access to C-Chip’s web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services are essential to the functionality of the device, revenues from the sale of devices (including services) are deferred and recognized as revenue over the contractual service period and the related cost of revenues is deferred and amortized to cost of revenues over the corresponding period. Such items are described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip may also earn other amounts during the service period, which are charged to the customer on a pay per use basis, for which revenue and the related costs are recognized when the related service is provided.

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in accordance with the Technology License Agreement (“Agreement”) signed by C-Chip (Note 4), it will commence recording royalties based on C-Chip’s technology in the credit management devices. As consideration for the exclusive license, the licensee shall pay to C-Chip royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. As a result of the change in business model and corresponding revenue recognition, all Deferred Revenue and Deferred Contract Costs accumulated until November 30, 2006 under the previous revenue recognition policy have been taken into revenue and expense and thus included in the results of operations for the nine month period ended March 31, 2007. This resulted in an increase in revenue and expense for the nine month period ended March 31, 2007 in the amounts of $1,685,566 and $1,586,814, respectively.

C-Chip recorded royalty income of $155,091 and $216,666 for the three and nine month periods ended March 31, 2007.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Due to the limited trading history for our common stock, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management consisting of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3A(T). CONTROLS AND PROCEDURES

Not applicable.

PART II

ITEM 1. LEGAL PROCEEDINGS

In the course of normal business, we may be subject to the threat of litigation, claims and assessments. Management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay will not have a material adverse impact on our financial condition.

On February 7, 2007 a lawsuit was filed by André Monette under Quebec Law in the Superior Court of Quebec for a total amount of $236,711 (CAD$273,307) with regards to alleged breach of employment contract and wrongful dismissal.  We are in the process of preparing our statement of defense and we intend to contest the case vigorously.

On March 29, 2007 a lawsuit was filed by Gestion Cheers (Point-Claire) Inc. under Quebec Law in the Superior Court of Quebec against Canadian Security Agency (2004) Inc. (CSA), a former operating subsidiary of Manaris. The Plaintiff is suing CSA amongst other parties as a defendant in warranty and is claiming a total amount of $540,187 (CAD$623,700). We are in the process of preparing our response and we intend to contest the case vigorously

ITEM 2.   RECENT SALES OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the third quarter ended March 31, 2007 we issued 40,000 restricted shares of our common stock in consideration of professional fees rendered to us.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) On February 13, 2007, our Board of Directors adopted amended and restated Bylaws of our company. The amended Bylaws clarify that the annual meeting of our shareholders shall be held at our discretion and that we are not permitted to make loans to our directors or officers.

(b) No material changes have occurred or implemented to the procedures by which our security holders may recommend nominees to our board of directors since our last periodic filing, our Quarterly Report filed on Form 10-QSB for the fiscal quarter ended December 31, 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3(i).1	Articles of Incorporation of Manaris Corporation dated June 22, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3(i).2	Amended Articles of Incorporation (as incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18, 2003).

3(i).3	Amended Articles of Incorporation (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

3(i).4	Manaris Corporation Specimen Stock Certificate (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3(ii).1	Amended Bylaws (as incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2007.

MANARIS CORPORATION

BY:	/s/ John Fraser
John Fraser, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Tony Giuliano
Tony Giuliano, Chief Financial Officer, (Principal Financial and Accounting Officer)/ Treasurer