Form 10KSB
period 2007-06-30
MANARIS CORP
filed 2007-09-28
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

COMMISSION FILE NUMBER 000-33199

MANARIS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

400 Montpellier Blvd.
Montreal, Quebec
Canada H4N 2G7
(Address of principal executive offices)

(514) 904-6030
(Registrant's telephone number, including area code)

Copies to:
Darrin Ocasio, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas, 21st Floor
New York, N.Y. 10018

Securities registered under Section 12(b) of the Act:

None.

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.00001
Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2007: 93,437,654

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Issuer's revenues for the year ended June 30, 2007 were $18,740,561. Aggregate market value of voting stock held by non-affiliates of 93,437,654 shares outstanding at June 30, 2007 was approximately $7,475,012. Amount was computed using the average bid and ask price as of June 30, 2007, which was $0.08. As of June 30, 2007, a total of 93,437,654 shares of common stock were outstanding.

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

• Our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products.

• Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property.

• Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.

• The competitive environment and impact of technological change.

• Other factors we discuss under the heading “Risk Factors.”

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Manaris, the holding company, operates the following wholly-owned subsidiaries:

•
Avensys Inc. which, through its manufacturing division Avensys Technologies, designs, manufactures, distributes, and markets high reliability optical components and modules and FBGs (Fiber Bragg Gratings) for the telecom market, as well as high power devices and sub-assemblies for the industrial market. Avensys Technologies is also a pioneer in the development of packaged fiber-based sensors and possesses leading edge intellectual property. Avensys Solutions, Avensys’ other division, is an industry leader in providing environmental monitoring solutions for air, water and soil, as well as geostructure in the Canadian marketplace.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which has licensed its technology to its partner iMetrik Inc, whereby, C-Chip receives royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products within the BHPH (“Buy Here Pay Here”) used car market.

Corporate History

Manaris Corporation (sometimes referred to as “we,” “our,” “us,” or the “Company”), was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited and maintains its principal executive offices at 400 Montpellier Blvd., Montreal, Quebec, Canada, H4N 2G7.

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

Recent Developments

Imperium Financing and Redemption of Series B Notes

During the first quarter of fiscal year 2008, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes (collectively the “Notes”), both originally due on February 11, 2009. Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that remain with the holders of the Notes will have its exercise prices reduced and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD ( the “ Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that will provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (the “Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds will be used to repay the secured loan facility, with the balance of funds to be used for working capital purposes. The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with a Warrant to purchase up to 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note a Warrant to purchase up to 5% of the Company’s outstanding common stock on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility

Cashless exercise of Series G and Series I warrants

In August 2007, the holders of Series G and Series I warrants exercised, on a cashless basis, 2,653,845 warrants, respectively, resulting in the issuance of 2,709,090 common shares. The exercise price of the Series G and Series I warrants, on a cashless basis, was $0.052. The contractual provisions of the Series G warrants stipulate that for each such warrant exercised, a new Series K warrant shall be issued, carrying an exercise price of $0.70. Therefore, as a result of the exercise of 2,653,845 Series G warrants, 2,653,845 Series K warrants were issued to the same holders of such warrants. There remains 1,144,131 Series G and Series I warrants outstanding.

Departure of President and CEO of Avensys Inc.

On July 16, 2007, Martin d’Amours resigned as President of Avensys Inc. Mr. d’Amours had joined the company as President and CEO of the Manaris subsidiary in February 2005.  John G. Fraser, President and CEO of Manaris Corporation, now fulfills the duties of the President of Avensys Inc. on an interim basis.

Appointment of Corporate Secretary of Manaris Corporation’s Board of Directors

On May 23, 2007, Tony J. Giuliano was appointed as the Company’s Corporate Secretary. Mr. Giuliano had already been appointed as our Chief Financial Officer on October 25, 2006, and now holds both these titles.

Departure of Director of Manaris Corporation

On February 13, 2007, Marc Bouchard resigned from the Company’s Board of Directors. Mr. Bouchard had served as Director of the Board since January 13, 2006.

On February 14, 2007, the Company retained the services of Toll Cross Securities, of which Mr. Bouchard is President and founder, to act as financial consultant for the Company.

License Agreement between C-Chip Technologies North America and iMetrik

On December 28, 2006, C-Chip Technologies Corporation (North America) (herein referred to as “C-Chip) announced that it had entered into a technology license agreement with its partner iMetrik Solutions Inc. (herein referred to as “iMetrik”)

In the spring of 2006, C-Chip, in partnership with iMetrik, launched the Credit-Chip 200G, a GSM-based product developed by iMetrik, with a complete web-based “locate and disable” platform, for the North American used car market. The relationship with iMetrik was a key factor in the development of the Credit-Chip product and allowed C-Chip to provide its customers with a very competitive and highly reliable solution. Building upon the relationship, C-Chip entered into an agreement with iMetrik whereby iMetrik has the exclusive right to manufacture and sell products based on the GSM-based “locate and disable” technology platform for the BHPH (“Buy Here Pay Here”) market worldwide. In exchange, C-Chip receives royalties for each product sold by iMetrik.

August 2006 Private Placement

On August 11, 2006, Manaris Corporation entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") (collectively, the "Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants") (collectively, the "Warrants").

Gross proceeds of approximately $2.1 million were initially disbursed. The remaining $1.5 million was disbursed upon effectiveness of the Company's registration statement, which occurred in November 2006.

The Notes matured thirty (30) months from the date of issuance (the "Maturity Date") and were convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Notes was subject to adjustment for certain events, including dividends, distributions or split of the Company's Common Stock, or in the event of the Company's consolidation, merger or reorganization.

The Company's obligations under the Purchase Agreement and the Notes were secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement.

Technologies and Solutions

Our Avensys and C-Chip subsidiaries offer the following technologies and solutions: Optical Components and Modules, Environment Monitoring, and Credit Management Solutions.

Optical Components & Modules

Optical components and modules, provided by the Avensys Technologies’ division of our Avensys subsidiary, represent the most significant source of growth within Avensys and generated about 60% of Avensys Inc. revenues in fiscal year 2007.

The optical components that we manufacture are based on two main technologies:

1-	Fiber Bragg Grating

2-	Optical coupling

Avensys Tech is licensed by ITF Labs, its partly owned R&D facility, as well as by external organizations such as the CRC (Communication Research Center of Canada) and UTC (United Technologies Corporation) to produce optical components and modules. In addition to our own intellectual property, Avensys benefits from over 29 inventions for which ITF Labs holds patents, and will benefit from another 9 inventions for which patents are pending.

The products that we have developed are targeted towards three main markets:

1-	Telecommunications. The majority of our optical components are destined to the telecommunications market. After a few difficult years, this market sustained healthy growth in fiscal year 2007.

2-
Fiber Laser. Fiber laser is a relatively new market that is rapidly growing. Over the next few years, we believe that a significant portion of conventional lasers will be replaced by fiber lasers. This technology is mainly geared towards industrial, aerospace and military sectors.

3-
Optical Sensors. Although the optical sensing market has existed for over ten years, it is still in its early stages of growth. This technology is mainly geared towards the aerospace sector, oil and gas industries, and industrial, medical and civil engineering.

Our distribution for optical components follows both a direct distribution model and partnerships with local distributors in certain areas of the world, notably Asia and Europe.

Environmental Monitoring

Environmental monitoring solutions are provided by the Avensys Solutions division of our Avensys subsidiary. Avensys Solutions has developed a distinctive expertise in monitoring contaminants in air and water. Avensys Solutions distributes environmental monitoring instrumentation from leading manufacturers around the world and provides integrated turn-key solutions as well as services to government and industries in the Canadian marketplace.

Avensys Solutions is considered a key player in the environment monitoring market and has been catering to the Canadian marketplace for over 30 years. It is well established in over one thousand (1000) accounts and has acquired a solid reputation built on years of experience in addressing its customers’ environmental monitoring challenges. Through its integrated solutions team, Avensys combines skills, staff and the knowledge to integrate multiple monitoring technologies to deliver real-time, automated, cost-effective systems providing reliable data often used for regulatory reporting.

Avensys Solutions addresses the needs of specific markets and applications including those of:

•	Waste water treatment plants in both municipal and industrial markets

•	Municipal incinerators

•	Industrial plants and processes

•	Ambient air monitoring for both government organizations and industries

•	Water quality monitoring

•	Natural resources management

•	Universities and laboratories research programs

•	Industrial health and safety applications

Avensys Solutions addresses its markets through local sales teams located in Montreal, Toronto, Edmonton and Vancouver. Our Montreal and Toronto offices also include integration engineers and technicians involved in initial installations, customer training and ongoing maintenance and calibration contracts.

Credit Management/Asset tracking Solutions

The basic system component of the iMetrik solutions for which C-Chip receives royalties entails a chipset embedded in target devices, which allows authorized users to process the commands and to manage their own database of embedded devices from a central point using a Web application supported by iMetrik. The target devices include a cellular radio, GPS technology and a microprocessor. Other required components include access to wireless networks and internet access. The hardware unit is addressable through a communication bridge based on the GSM digital network. The processor accepts an input signal and compares the signal to a number of criteria to determine if the current operating conditions should be maintained or modified.

Warranties

Avensys’ warranty policy for manufactured products varies between three (3) months and five (5) years, depending on the product and the customer.

Insurance

Manaris currently maintains an insurance coverage of USD$5,000,000 for its Directors and Officers. Avensys maintains an insurance coverage of CAD$1,825,000 for its inventory, CAD$43,630,000 for its fixed assets, and CAD$5,000,000 for general liability.

Government Regulation

Manufactured products are subject to various industry and government certifications, all of which need to be obtained before commercial launch.

Employees

As of September 14, 2007, we have one hundred and sixty-two (162) employees; 159 (Avensys including ITF Labs), 0 (C-Chip), 3 (Manaris) employees. Of the 159 employees at Avensys and ITF Labs, 126 are Avensys employees, and 33 are ITF Labs employees. Our employees are not unionized. We believe relationships with our employees and consultants are good.

ITEM 2.	RISK FACTORS

The risks and uncertainties described below are not the only ones our Company faces. Additional risks not presently known or currently considered insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. Furthermore, the trading price of our common shares could decline due to any of these risks.

RISKS ASSOCIATED WITH OUR BUSINESS:

There exists doubt about our ability to continue as a going concern

Our financial statements for the year ended June 30, 2007 disclose that there exists doubt that the company will be able to continue as a going concern. Our financial statements for the nine-month period ended March 31, 2007 included similar disclosure. The inclusion of this note in the financial statements underscores the fact that the company needs to either raise additional financing or become profitable in the short-term in order to continue operations. As further discussed below, if the company is not able to achieve its objectives or raise additional capital, it may be forced to suspend or cease operations.

We have experienced a history of losses

Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, and from associated marketing and administrative costs. On June 30, 2007 we had a working capital surplus of $596,801 and an accumulated deficit of $29,285,550.

Included in current liabilities is an amount of $40,000 due to a related party that carries no interest or fixed terms of repayment. Funds on hand, together with an operating loss, will not sustain operations for the next year. As a result, we will need to raise additional capital to sustain our operations. In order to become profitable, we will need to generate significant additional revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment. If we are not able to fund our operations through product sales and investments by third parties, we will have to cease operations.

We may not be able to obtain additional financing when needed or on acceptable terms.

We may need to raise additional capital to sustain our operations or to pursue our acquisition strategy. We cannot assure you that any required additional financing will be available or, if it is, whether it will be on acceptable terms. Our inability to obtain any needed financing, or the terms on which it may be available, could have a material adverse effect on our business. As a result, we could have to suspend or cease our operations and you could lose your entire investment.

We have incurred substantial debt which could affect our ability to obtain additional funds and may increase our vulnerability to economic and/or business downturns.

On February 16, 2005, we entered into a Purchase Agreement with eighteen institutional and accredited investors under the terms of which we agreed to issue units consisting of an aggregate of $4,675,000 of our Company's 9.0% Senior Secured Convertible Notes, Series A (the "Series A Notes"), which are convertible into shares of our common stock at a conversion price of $0.35 per share. Under the terms of the 9.0% Senior Secured Convertible Note, Series A, the Principal on the Note was to be paid to the Holder in twenty (20) equal monthly installments, with each payment equal to 5% of the principal amount, commencing on June 16, 2005 and continuing on the same day of each month thereafter on the tenth date immediately preceding the principal payment date. All payments of principal were to be made at our option in cash or, with ten (10) business day prior notice, in our common stock valued at 85% of the average closing bid price of our stock in the most recent five trading days prior to a valuation date. As of January 2007, the outstanding debt on the principal payment of the 9.0% Senior Secured Convertible Note, Series A was fully repaid.

On August 11, 2006, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) providing for the sale by the Company of Series B Subordinated Secured Convertible Notes (the "Series B Notes") in an aggregate principal amount of approximately $3.6 million and Original Issue Discount Subordinated Secured Convertible Notes equal to fifteen percent (15%) of the aggregate principal amount of Series B Notes (the "OID Notes") (collectively, the "Notes") to certain institutional and accredited investors (the "Investors"). Pursuant to the Purchase Agreement, the Company also issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants") (collectively, the "Warrants").

During the first quarter of fiscal 2008, the Company redeemed the Notes, originally due on February 11, 2009. Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that remain with the holders of the Notes will have its exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that will provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (the “Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds will be used to repay the secured loan facility, with the balance of funds to be used for working capital purposes. The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with a Warrant to purchase up to 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note a warrant to purchase up to five percent (5%) of the Company’s outstanding common stock on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility.

As a result, we are subject to the risks associated with substantial indebtedness, including:

• we are required to dedicate a portion of our cash flows from operations to pay debt service costs;

• it may be more difficult and expensive to obtain additional funds through financing, if available at all;

• we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

• if we default under any of our existing indebtedness or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

We may seek to grow our business through acquisitions of similar businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

• the diversion of our management's attention from our everyday business activities;

• the assimilation of the operations and personnel of the acquired business;

• the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

• the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

• we will be able to successfully integrate the operations of any new businesses into our business;

• we will realize any anticipated benefits of completed acquisitions; or

• there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

• potentially dilutive issuances of our equity securities;

• the incurrence of additional debt; and

• the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

Although we have no present plans or intentions, we continuously evaluate potential acquisitions of similar businesses. However, we have not reached any agreement or arrangement with respect to any particular acquisition and we may not be able to complete any acquisitions on favorable terms or at all.

There may be undisclosed liabilities associated with our acquisitions.

In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with laws and regulations by prior owners and for which we, as successor owners, may be responsible. Similarly, we may incur expenses to investigate the merits of future acquisitions that may never materialize, resulting in a potential charge.

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

We rely heavily on our executive management and key employees for providing services and for continued business development. We have employment agreements which contain non-competition and non-solicitation provisions with most of our executive managers and other key employees. Our business could be materially adversely affected if a number of our executive managers and other key employees were to leave us and if we were unable to enforce the non-competition and non-solicitation agreements or to attract and retain qualified replacements.

Some of our products and services are in the development stage, and may not be effective at a level sufficient to support a profitable business venture.

If our products or services are not effective at a level sufficient to support a profitable venture, we will be unable to create other marketable products and services, and we will have to cease some of our operations. About 60% of Avensys Inc.’s revenues depend on volume production of products sold by the Avensys Technologies division to a few large customers. These products are subject to competitive pressures and continuous improvement challenges. Variations in demand volume and specifications may lead to losses in economies of scale and/or decreased yields. ITF Labs revenues, which account for less than $2 million, are directly associated with prototypes and R&D products and are therefore subject to low yields and risky, potentially low market demand.

We can offer you no assurance that all of our products and services will be effective at a level sufficient to support a profitable business venture. If they are not, we will be unable to create marketable products, we will not generate sufficient revenues from our key operations, and we will have to reduce, suspend or cease key operations and you could lose your entire investment.

If we cannot deliver the features and functionality our customers demand, we will be unable to attract customers, and that will result in a loss of income and eventually a termination of our operations.

As a provider of fiber components and modules, our future success depends largely upon our ability to determine the features, and functionality our customers demand and to design and implement products that meet their needs in a cost efficient manner. Although we have often been a leader in introducing new products and technologies, maintaining that leadership while responding to downward pressures on price is an ongoing challenge. We cannot assure that we will be able to successfully determine customer requirements or that our current or future products and services will adequately satisfy customer demands. If we cannot meet our customers' demands, we will not generate revenues from this business and we may have to cease or suspend key operations.

Our business depends on the protection of its intellectual property and proprietary information.

We rely on a combination of trade secret and trademark laws, confidentiality procedures, contractual provisions and patent and copyright laws to protect our proprietary rights in our products and technology. These measures may not be adequate to protect our trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use our products or technology. To enforce and defend our intellectual property rights and our proprietary rights, we may have to engage in litigation, either domestically or in other countries, and we could face substantial costs and diversion of resources, including management’s attention, regardless of the outcome of that litigation. Our attempts to enforce our intellectual property rights may not be successful, may result in royalties that are less than the cost of such enforcement efforts or may result in the loss of the intellectual property altogether. Furthermore, we may not have adequate funds available to prosecute actions to protect or defend our proprietary rights, in which case those using our proprietary rights may continue to do so in the future. Even if we succeeded in protecting our intellectual property, others may independently develop similar technologies or products that do not infringe on our intellectual property.

Our registered trademarks may not provide us with adequate protection.

Third parties may appropriate our trademarks, and that may reduce our competitive edge and cause our revenues to decrease. Even though we have trademarks, there is no assurance that third parties may not infringe on our trademarks. In order to protect our trademark rights, we may have to file lawsuits and obtain injunctions, which would likely be expensive and divert our resources. If we do that, we will have to spend large sums of money for legal fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that those infringing on our trademarks will comply with the injunctions. Furthermore, we may not have adequate funds available to prosecute actions to protect or to defend our trademarks, in which case those infringing on our trademarks could continue to do so in the future.

Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us.

Any claims filed against us alleging that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our products and services. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management’s attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. As a result, our business and operating results could be materially adversely affected. No such claims have been filed against us at this time.

Competitive conditions could materially adversely affect our businesses.

The markets in which we do, and intend to do business are highly competitive. Our ability to execute our business strategy depends, in part, upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. In all market segments in which we operate, there are many competitors, some of which are significantly larger, and some of which have access to much more important resources or capital than us, or have better reputations among potential customers in the delivery of particular services or products. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete.

We may be exposed to liability claims if products based on our technologies are marketed and sold.

We have general liability insurance coverage for CAD$5,000,000. However, if a judgment is rendered against us in excess of the amount of our coverage, we may have to cease operations. If we are sued for any reason, we will have to rely on our liability insurance to pay any judgment rendered against us. Although we maintain a general liability insurance of CAD$5,000,000, we cannot provide any assurance that:

• our insurance will provide adequate coverage against potential liabilities if a product or a service that we provide causes harm or fails to perform as promised;

• adequate liability insurance will continue to be available in the future; or

• our insurance can be maintained on acceptable terms.

The obligation to pay any liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets or cause us to cease operations. If a judgment is rendered against us for any amount over our coverage of CAD$5,000,000, we may have to cease operations.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK:

The market of our common stock is limited.

The market for our common stock being limited, you may not be able to resell your shares of common stock. There is currently only a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MANS." Trading volume of OTC Bulletin Board stocks has been historically lower and more volatile than stocks traded on an exchange. As a result, you may not be able to resell your securities in open market transactions.

Sales of substantial amounts of our common stock could cause our stock price to fall.

As of September 24, 2007, 97,096,844 shares of our common stock were outstanding, 88,502,517 of which were freely tradable and 8,594,327 of which were restricted as a result of securities laws. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities. The terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market price of our common stock.

Our common stock being subject to penny stock rules, the liquidity of your investment may be restricted.

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

There are a large number of outstanding warrants issued that if exercised may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of September 24, 2007 we had 97,096,844 shares of common stock issued and outstanding. There exists warrants to purchase 15,099,037 shares of common stock at an exercise price ranging between $0.00001 and $0.50. The sale of these shares may adversely affect the market price of our common stock.

Our operating results in future periods may vary from quarter to quarter, and as a result, we may fail to meet the expectations of our investors and analysts, which may cause our stock price to fluctuate or decline.

As a manufacturer of fiber-optic components and modules, our contract flow is sometimes unpredictable, and to the extent that we do not generate new business upon completion of existing contracts, our revenue will decline. Also, our facilities may become under utilized, thus increasing our overhead cost burden. Due to these factors, our revenue and operating results may fluctuate from quarter to quarter. Due to these risks, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance.

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

ITEM 3.	DESCRIPTION OF PROPERTIES

The main office of Manaris and our wholly owned subsidiaries, Avensys Inc. and C-Chip Technologies Corporation (North America), is located at 400 Montpellier, Ville Saint-Laurent, Quebec, Canada. Manaris moved to this location in December 2006 as a means of reducing costs and to be closer to its main operating subsidiaries. The current lease is for approximately 35,160 square feet for use by administration and production. The base rent for the current premises is approximately CND$31,357, inclusive of all taxes. This lease expires on January 31, 2010 with an option to renew for an additional 5 years until January 31, 2015.

Avensys Solutions has also two field offices in Canada. They currently lease approximately 3,615 square feet at 1131 Derry Road East, Mississauga, Ontario, Canada. The office is used for sales personnel, service technicians, and administrative staff as well as warehousing and shipping. The base rent for the current premises is approximately CAD$4,460 per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on June 30, 2008. They also currently lease approximately 400 square feet for a sales office at 301-1493 Johnston Road, White Rock, British Columbia, Canada. The base rent for the current premises is approximately CAD$843 per month inclusive of taxes, and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expired on January 31, 2007 and we continue to occupy the premises based on a month-to-month agreement. Avensys Inc. also maintains warehousing facilities located at 247 Boulevard Thibeau, Cap-de-la-Madeleine, Quebec, Canada. They currently lease approximately 6,500 square feet and the base rent for the current premises is approximately CAD$3,648 per month inclusive of taxes, and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI").

ITEM 4.	LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to the threat of litigation, claims and assessments. Management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay might have a material adverse impact on our financial condition.

1. Resolution of Canadian Security Agency Case

On March 29, 2007, a lawsuit was filed under Quebec Law in the Superior Court of Quebec against Canadian Security Agency (2004) Inc. (“CSA”), a former operating subsidiary of Manaris. The plaintiff was suing CSA, amongst other parties, as a defendant in warranty, and was claiming a total amount of $585,414 (CAD $623,700). The Company responded and obtained the Court’s rejection of the case due to a failure by the plaintiff to follow the rules of procedure prescribed by the Quebec Code of Civil Procedure.

2. Labor Law Litigation

On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $256,530 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has prepared its response, and is in the process of contesting the case vigorously.

3. Intellectual Property Litigation

On September 27, 2006 our subsidiary C-Chip received a letter claiming that the Company was infringing on a patent of another similar device to that being sold by C-Chip. C-Chip responded to the alleged claim, following which verbal communications were exchanged between the parties. No further legal action or claim has been undertaken by either of the parties.

Manaris is not a party to any other pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Manaris’ business.

ITEM 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 6.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MANS." Our shares began trading on July 2, 2001. The following table sets forth the closing high and low prices of the common stock. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Fiscal Quarter	Highest Closing Price	Lowest ClosingPrice
2008
7-01-07 - 9-30-07*	0.12	0.08

2007 04-01-07 - 06-30-07	0.10	0.06
01-01-07 - 03-31-07	0.22	0.11
10-01-06 - 12-31-06	0.26	0.19
07-01-06 - 09-30-06	0.35	0.23

2006
04-01-06 - 06-30-06	0.44	0.27
01-01-06 - 03-31-06	0.40	0.30
10-01-05 - 12-31-05	0.38	0.31
07-01-05 - 09-30-05	0.61	0.29

* through September 14, 2007

The market price of our common shares may be the object of significant fluctuations related to a number of events and reasons, such as variations in our operating results, publication of technological developments or new products or services by us or our competitors, recommendations of securities analysts on us or our competitors, the operating and stock performance of other companies that the market may view as related to our business, and news reports relating to trends in our activities.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of many high technology companies that often may have been unrelated or inconsistent to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions and other factors, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common shares and at present we do not intend to pay any cash dividends in the foreseeable future. Our plan is to retain earnings, if any, to fund our future growth.

On January 3, 2003, we declared a stock dividend of nineteen (19) shares of common stock for each share outstanding. The record date for the stock dividend was January 20, 2003 and our common shares began trading on a post-dividend basis on January 23, 2003.

Issuance and Cancellation of Common Shares

At June 30, 2007, the Company had authority to issue 500,000,000 shares of common stock. The Company had 93,437,654 and 77,671,281 of common shares outstanding at June 30, 2007 and 2006, respectively.

For the year ended June 30, 2007:

a)	In April, May and June 2007, the Company issued 10,191,394 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In April 2007, pursuant to the conversion of the unsecured convertible debentures described in Note 16(c), the Company issued 1,654,394 common shares.

c)	In February and March 2007, the Company issued 2,258,959 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

d)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

e)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for interest paid.

f)
During the first quarter, the Company issued 1,277,558 common shares in connection with the Series A Notes. Of that amount, 1,094,949 common shares with a fair value of $341,458, were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded and $341,458 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. Also, a total of 182,609 common shares, with a fair value of $58,410, were issued for interest payments. Since the Company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded.

g)
In September 2006, pursuant to the ITF transaction and in connection with the Company’s failure to file the required registration statement within the time period required by the Asset Purchase Agreement, the Company issued 255,079 restricted common stock shares to the ITF preferred shareholders. The fair value of the shares at the issue date that was expensed in the financial statements was $73,463.

h)	In August 2006, the Company issued 82,934 common shares to settle outstanding payables in the amount of $25,709.

For the fiscal year ended June 30, 2006:

a)	The Company issued 1,758,000 common shares for total proceeds of $100,013 from the exercise of stock options.

b)
The Company issued 10,221,522 common shares in connection with the Series A Notes. Of that amount, 5,897,695 common shares, with a fair value of $2,099,793, were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded and the $2,099,793 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. In addition, the holders of the convertible debentures converted debentures with a principal amount of $1,249,360 into 3,575,008 common shares at the existing conversion rate of $0.35. This amount has been removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital, and the unamortized accretion in the amount of $1,181,188 has been charged as additional accretion expense and credited to capital stock and additional paid in capital. Furthermore, a total of 748,819 common shares, with a fair value of $265,436, were issued for interest payments. Since the company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded.

c)	The Company issued 7,525,124 common shares for total proceeds of $2,309,296 following the exercise of 7,525,124 warrants.

d)
A total of 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501. The fair value of the options issued was $136,860 resulting in a loss of $31,359, which has been charged to other expense.

e)
In February 2006, the Company issued 631,038 common shares valued at $224,397 as the repayment of secured convertible debentures with a principle amount of $224,397 in accordance with the original terms of the debt. Since the Company had been accounting for this debt on the basis that the principal payments would be made in shares, no gain or loss was recorded.

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

Section 15(g) of the Securities Exchange Act of 1934

Our Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have four equity compensation plans: our 2003 Nonqualified Stock Option Plan, our 2004 Nonqualified Stock Option Plan, our Amended and Restated 2006 Nonqualified Stock Option Plan, and our 2007 Employee Compensation Plan (the "Plans"). The Plans provide for the issuance of stock options and common stock for services rendered. The Board of Directors is vested with the power to determine the terms and conditions of the stock options and common stock rewards. The Plans include 20,000,000 stock options included in the Stock Option Plans and 4,000,000 common shares included in the 2007 Employee Compensation Plan.

As of June 30, 2007, stock options to purchase 15,808,489 shares had been granted of which 5,903,686 options had been exercised, 1,243,733 had been forfeited and 8,661,070 are outstanding. As at September 14, 2007, we have 5,365,244 stock options available for issuance.

The 2006 Non Qualified Stock Option Plan was amended and restated to augment the Plan by 5,000,000 stock options on September 5, 2007. The 2007 Employee Compensation Plan came into effect on August 21, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	(a)	(b)	In column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	8,661,070	$0.42	9,365,244

Total	8,661,070	$0.42	9,365,244

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the years ended June 30, 2007 and 2006 as included in this Form 10-KSB.

With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see Part I initial paragraph concerning “forward-looking statements”.

CORPORATE OVERVIEW

Manaris is a holding company which operates the following wholly-owned subsidiaries:

•
Avensys Inc. ("Avensys"), which operates two divisions, Avensys Tech which manufactures and distributes fiber optical components and sensors worldwide and Avensys Solutions, which distributes and integrates environmental monitoring solutions.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which has licensed its technology to its partner iMetrik Inc, whereby, C-Chip receives royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the BHPH (“Buy Here Pay Here”) used car market

In the twelve months ending June 30, 2007, we further made progress in sharpening our strategic focus. We improved the financial health of the Company. Revenues increased 78% over the previous year. The operating loss decreased substantially. Our usage of cash for the year from operating activities, excluding changes in working capital, was reduced. Our net working capital position was positive at year end. In the final quarter of the year ended June 30, 2007, we generated record revenue (quarterly) of $5.5 million.

Subsequent to the end of the year, June 30, 2007, we took a couple of steps to reduce the dilutive impact of past financings on our shareholders, and to set the platform for continued growth. First and most importantly we redeemed the Series B convertible debenture issued in August 2006, at the same time purchasing a portion of the warrants attached to the debenture. In order to accomplish this redemption, we signed an agreement with a new strategic financial partner Imperium Inc., for a longer term, less onerous facility. The Imperium facility will also enable us to meet any immediate working capital requirements and fund future growth.

Secondly, we offered holders of certain past warrants, whose exercise prices had been ratcheted down to below current market prices, the opportunity to do a cashless exercise. The net result was that out of 7,595,952 warrants eligible for the cashless exercise, 5,307,690 warrants were surrendered, and 2,709,090 shares were issued.

We took steps to ensure profitability of C-Chip Technologies Corporation (North America) by strengthening our relationship with our technology partner iMetrik. Also, by leveraging its expertise and market presence, we were able to eliminate costs and generate profits from royalties. The launch of the new GSM-based Credit Chip 200G provided a competitive alternative which resulted in increased sales and steady royalty revenues used to repay C-Chip’s loan.

The Avensys subsidiary was profitable in fiscal year 2007 with profits of approximately $1.5 million. In addition, Avensys’ revenues increased by 62.8% as compared to the same period a year ago. The positive results from Avensys, which continue to represent more than 88% of Manaris’ total revenue, confirm the validity of our strategic choice to use Avensys as a primary vehicle for future growth.

Avensys Inc. continued to work on the integration of ITF Optical which was acquired in April 2006. For Avensys’ fiber components production business, the acquisition led to access to a ten thousand (10,000) square foot clean room thereby providing economies of scale, and the capacity for significant future growth. It also provided office and warehouse space for the Avensys environmental monitoring solutions business. During the course of the year, several new products, which had been under development at ITF Optical, reached a marketable stage and were transferred from R&D to production into the Avensys Tech division. Considerable efforts and investments have also gone into yield improvement initiatives which resulted in increased margins on some of our critical product lines.

Avensys Solutions, Avensys Inc.’s division providing environmental monitoring solutions to the Canadian marketplace, continued to grow at a rate of approximately 10% whereas accepted growth figures for this market is approximately 3%. During the past year, Avensys Solutions signed exclusive distribution agreements for Canada with four (4) leading equipment manufacturers thus completing its portfolio in certain key areas.

In order to provide a working capital cushion, we concluded a private placement in August, 2006, for $3.6 million. The Series A debenture issued in February 2005 for $4.68 million was completely repaid in January 2007.

For fiscal year 2008, our primary objective is to continue to grow revenues, to generate positive cash flow, and to identify potential merger and/or acquisition targets which would provide complementary product lines, access to new markets and/or economies of scales. We are also continuously seeking to improve our manufacturing process and decrease costs.

For the three month period ended June 30, 2007, Manaris’ revenues increased to $5.5 million, as compared to $3.4 million for the same period last year. Revenues for the three month period were 60.6% ahead of the same period last year. Manaris’ operating loss for the three month period, including tax credits, was $160,000, compared to an operating loss of $2.1 million, including tax credits and after taking into consideration the reversal to income of an excessive goodwill impairment charge taken in the third quarter of fiscal year 2006 in the amount of $2,747,870 for the same period last year. Net cash generated from operating activities during the three month period totaled approximately $356,000, as compared with net cash used of $1.44 million in the previous year. Of these amounts, net cash used totaled approximately $53,000 from the statement of operations after excluding changes in working capital, as compared with $1.76 million cash used for the same period a year earlier after excluding changes in working capital. The balance of the net cash generated or used in operating activities occurred as a result of changes in working capital.

For the fiscal year ended June 30, 2007, Manaris’ revenues increased to $18.7 million, as compared to $10.5 million for the same period last year. Revenues for the year were 78.5% ahead of the previous year. Manaris’ operating loss for the year, including tax credits, was $1.18 million, compared to an operating loss of $7.27 million, including tax credits, in the previous year. Net cash used in operating activities during the year totaled $2.42 million, as compared with net cash used of $4.26 million in the previous year. Of these amounts, net cash used totaled approximately $406,000 from the statement of operations after excluding changes in working capital, as compared with $4.57 million used in the previous year after excluding changes in working capital. The balance of the net cash generated or used in operating activities occurred as a result of changes in working capital. We have reduced our operating expenses at the holding company level significantly compared to the previous year. This was accomplished through a combination of measures, including reducing personnel, relocating both the Manaris and C-Chip offices to the new Avensys offices, and reducing professional fees.

Net loss applicable to shareholders for the three month period ended June 30, 2007 has decreased to approximately $712,000 compared with $2.68 million, after taking into consideration the reversal to income of an excessive goodwill impairment charge taken in the third quarter of Fiscal year 2006 in the amount of $2,747,870, for the same period last year.

Net loss applicable to shareholders for the year ended June 30, 2007 has decreased to $2.37 million compared with $14.1 million for last year.

While our management believes that we can further improve our results, we are proud of the progress we have made. We believe that there is a sustained demand for our products and services in the marketplace, and we are working hard to sustain the momentum created over the past several quarters.

OVERVIEW OF AVENSYS SUBSIDIARY

Manaris Corporation acquired Avensys in February 2005. The plan was to complete a period of approximately one year of organic growth to maximize operations and processes. Following this first successful year of operations, our goal was to become a participant in the consolidation of the respective markets of Avensys Solutions and Avensys Technology.

Avensys operates two divisions - Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions and instrumentation in the Canadian marketplace.

Our Avensys revenues for the three months ended June 30, 2007 were $5.4 million, as compared to $3.4 million for the same period last year. Revenues for the three month period were 58.6% ahead of the same period last year. Our Avensys revenues for the year ended June 30, 2007 were $16.6 million, as compared to $10.2 million in the previous year. Revenues for the year were 62.8% ahead of the previous year.

Avensys Tech Division of Avensys

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe to the telecommunications, aerospace, and oil and gas industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, which represents close to 75% of Avensys Tech’s sales, the growing fiber laser market, and, the fiber sensor market. According to a report published by Communications Industry Researchers Inc. in June 2006, the global market for optical telecom components has returned to double-digit growth rates following a prolonged industry slowdown. Growth forecasts for this market are based on increasing needs for bandwidth and the gradual rebuilding of infrastructures to support new digital services such as internet protocol television. Similarly, the fiber laser market is forecast to grow at a compound rate of 39%, from $131 million in 2005 to $674 million by 2010, according to Strategies Unlimited. The global market for fiber sensors, meanwhile, is currently at about $300 million per year, with a projected annual average growth rate of 4.1% according to a report published by BCC Research in November 2005.

On April 18, 2006 Avensys closed the acquisition of most of the assets of ITF Optical Technologies Inc. ("ITF"). Throughout this last fiscal year, Avensys had already benefited significantly from this acquisition. In May 2006, Avensys moved into the ITF facilities, which include a ten thousand (10,000) square feet clean room with state-of-the-art installations and ample space and equipment for growth. The increased production capacity of this new facility along with the commercial introduction of several new products, which had been in the development stage at ITF Optical contributed to the considerable increase in Avensys revenues for fiscal year 2007 compared to fiscal year 2006. Manaris’ consolidated financial statements also include 100% of the results of ITF Labs. Avensys owns 42% of the voting stock of ITF Labs. On a stand alone basis, ITF Labs generated revenues of $2.01 million during fiscal year 2007 compared to revenues of approximately $211,000 for last year’s partial year commencing from April 18, 2006, which considerably exceeded our expectations. The relationship between Avensys and ITF Labs has enabled Avensys to benefit from ITF Labs’ ongoing research and development activities while limiting Avensys’ direct research and development exposure.

In addition, the ITF Optical acquisition provided access to a new potential customer base and entry into completely new markets such as the Fiber Laser business. Avensys Inc. now offers a full suite of sophisticated high-end components for telecom, fiber lasers, submarine, military and industrial uses.

Pursuant to the ITF Agreement, ITF's Research and Development unit, including all of its intellectual property assets, was merged with that of Avensys' partner, Avensys Laboratories Inc. and renamed ITF Laboratories to leverage the strength of the ITF brand in the photonics industry. Avensys and ITF Laboratories operate under exclusive licensing agreements.

The acquisition of the assets of ITF Optical has contributed to solidifying our position in the optical component market. We occupy a dominant position for some of the components that we are offering and intend to occupy an even more important market space in the future through both organic growth and mergers & acquisitions.

The successful integration of Avensys’ acquisition of ITF Optical Technologies has enabled Avensys to concentrate on organic revenue growth namely,

1-	Increase direct and indirect distribution channels

2-	Improve operational efficiencies and increase margins

3-	Introduce new complementary products to our customers

The market for fiber optics components continued to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 25% of optical sales. Undersea telecom components, DPSK demodulators (“Differential Phase Shift Keying”) as well as fiber laser components, developed by our R&D partner ITF labs, were the product lines that generated the most growth. Traditional terrestrial telecom components saw relatively stable volumes. Our DPSK product line has been qualified by a major telecom manufacturer of long haul transmission equipment, reinforcing our position as a major supplier for submarine systems and allowing us to further penetrate terrestrial transport systems.

We have sold more than one hundred and twenty (120) components in the emerging fiber laser market, thus affirming our positions as a serious player and high quality provider. Three major fiber laser providers have chosen to incorporate our technology into their product lines. Optical sensors remain part of our long term strategy, although the current growth of this market segment is still limited to the single digit range. Approximately 45% of the total revenue of Avensys was generated from activities that are directly attributable to the acquisition of ITF Optical.

We increased our coverage of the Asian and European market by entering into distribution agreements with three (3) new partners, who will represent our product lines in both the telecom and fiber laser markets.

The optical manufacturing industry has experienced significant pressure on margins over the last few years. At Manaris, this trend has been compounded by a weaker U.S. dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins. Despite these negative factors, our gross margins have improved with increased volume and with the additional flexibility provided by our recent staff training efforts. We have now crossed the 30% level for gross margins, bringing our average gross margin for the last 12 months above 34%.

The demonstration of above kilowatt operation of our fiber laser components as well as our successes with DPSK demodulator modules constitute two areas where we see new sources of revenue that are clearly part of our long term path to success. In addition, the undersea telecom market has been rich in new initiatives with recent announcement for various long haul systems. Avensys Tech, as one of the few components companies in the world with undersea certified production lines, is often an indirect beneficiary of such large scale projects.

We also officially launched our 2+1 combiners in February 2007. Although our initial forecast called for one thousand (1000) units to be sold over the course of twelve (12) months, sales for the first five (5) months have exceeded six hundred and fifty (650) units. Our current challenge is to scale our production capacity with optimized processes and additional resources to follow the current growth cycle.

During the past year, Avensys Tech and ITF Labs have also significantly increased their presence in the industry by participating in various trade shows and by presenting multiple scientific papers in different forums, namely Photonics West 2007 in January (California), OFC 2007 (Optical Fiber Communication) in March, also in California, and in trade shows such as CLEO 2007 (The Conference on Lasers and Electro-Optics) in May, SubOptic 2007 also in May, and Laser 2007 World of Photonics in Munich (June).

The Avensys Solutions Division of Avensys

Although the most drastic changes this year are associated with Avensys Technology, the other division, Avensys Solutions remains an important part of Avensys and has experienced a growth this year of 10%.

Avensys Solutions competes in the Canadian environmental monitoring market providing instrumentation and integrated systems capable of detecting and quantifying the presence of specific pollutants, gases and other components in ambient air, stack emissions, waste water, natural water sources and soil. The market for environment monitoring in Canada is quite mature, with an average growth in the 3% range. According to Statistics Canada, current environment monitoring expenditures in Canada are estimated at CAD $320 million annually. We anticipate that this market will experience overall growth and consolidation as the private and public sectors recognize the value of sustainable development and environmentally responsible behavior. We intend to be active in any consolidation movement that may emerge.

In September 2007, we announced Marie-Annick Riel’s appointment to general manager of the division. This nomination of Marie-Annick, a leader with a proven track record in the industry, confirmed our commitment to the growth of this division. We expect to realize this growth through both organic initiatives and potential merger or acquisition opportunities. We continue to be firm believers in this exciting business segment that has allowed us, through its stability, to be a more solid organization.

While we remain focused on delivering growth, this past year has also been one of significant strategic investments, particularly in our human resources. Several new skilled members have joined our sales and integration team, with significant investment in training and marketing efforts. We have also opened a new sales office in Edmonton and initiated several partnerships with service providers, specifically in the Air sector, a sector which holds better growth promises considering the current emphasis on clean air and new regulations.

The creation of a value-added engineering and integration team within the Solutions division has helped us go up the value chain throughout the year. Gross margins have remained healthy particularly on turn-key contracts.

The division has renewed several contracts with key suppliers, including ISCO which Avensys Solutions has been representing for close to thirty (30) years and IDEXX. We have also signed new exclusive distribution agreements for Canada with four (4) leading equipment manufacturers thus enhancing our portfolio in certain key areas, particularly in the Air sector where we are expanding our integrated solutions capabilities.

The stable nature of Avensys Solutions, combined with healthy organic growth, has significantly helped Avensys to balance the growth challenges of Avensys Technology. We believe that our unique position in the industry, consisting of a combination of manufacturing of optical components and offering of services through our Solutions division, has contributed to a position of strength that few of our competitors can enjoy. We intend to continue to fully leverage this balance in the future.

OVERVIEW OF C-CHIP TECHNOLOGIES SUBSIDIARY

The Credit Chip 200G and its related service offering which were developed in partnership with iMetrik, and introduced in the spring of 2006, have been well received in the market place. As of August 2006, we had shipped in excess of two thousand (2000) units. The main obstacle preventing a faster ramp up during the summer of 2006 was related to the supply chain, primarily difficulty in securing and financing the parts for what was a new product.

During the first quarter, C-Chip focused on developing a network of knowledgeable and established resellers to distribute the Credit Chip 200G product primarily in the United States to the BHPH (“Buy Here, Pay Here”) used car market. By the time C-Chip entered into its licensing agreement with iMetrik, it had a network of seventeen (17) resellers for the Credit Chip 200G.

The licensing agreement between C-Chip and iMetrik was signed in December 2007. Pursuant to this Licensing Agreement, C-Chip has been receiving royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the BHPH used car market. This Licensing Agreement effectively positioned C-Chip to benefit from potential growth in this market, while protecting its intellectual property and leveraging iMetrik’s engineering and development expertise. The royalties have been applied against the outstanding balance of a loan from iMetrik to C-Chip. The agreement also included an additional reduction by $200,000 of the outstanding amount of the loan.

The initial term of the License Agreement ends on the first anniversary of the date that the outstanding amount of the loan has been satisfied as a result of the royalties being applied thereto (the "Repayment Date"). iMetrik shall thereafter have an option to purchase C-Chip's intellectual property within ninety (90) days of the repayment date.

The Licensing Agreement also affects the accounting treatment of C-Chip’s revenues and costs of goods sold. As disclosed in our quarterly report for the quarter ended September 30, 2006, C-Chip revenues and cost of goods sold had previously been deferred over the thirty-six (36) month life of the service contracts with our customers. As a result of the Licensing Agreement, C-Chip was relieved of any obligation with respect to services pertaining to devices sold prior to December 1, 2006 and as such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 have been reflected in our income statement for the second quarter.

For the remainder of the year, and going forward, C-Chip’s primary income is derived from earned royalties that are based on the number of units sold by iMetrik. The total amount of royalties recorded during fiscal year 2007 is about USD$360,000.

Results of Operations for the three and twelve month periods ended June 30, 2007 compared to the three and twelve month periods ended June 30, 2006

The results of operations include the accounts of the Company and its subsidiaries.

The results of operations of ITF have been included in the consolidated results of Manaris commencing from the date of acquisition on April 18, 2006.

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Revenue	5,532,812	3,444,488	2,088,324	60.6%
Cost of Revenue	3,056,974	2,702,866	354,108	13.1%
Gross margin	2,475,838	741,622	1,734,216	233.8%
Gross Margin as % of Revenue	44.7%	21.5%

Operating expenses
Depreciation and amortization	301,981	276,869	25,112	9.1%
Selling, general and administration	2,273,601	1,800,376	473,225	26.3%
Loss on impairment of Goodwill	-	(2,747,870)	2,747,870	-100.0%
Loss on impairment of Intangible Assets	-	107,715	(107,715)	-100.0%
Research and development	425,075	456,454	(31,379)	-6.9%
Total Operating expenses	3,000,657	(106,456)	3,107,113	-2918.7%

Operating (loss) gain	(524,819)	848,078	(1,372,897)	-161.9%

Other income (expenses)	(551,987)	(1,025,984)	473,997	-46.2%
Income tax benefits - refundable tax credits	360,676	(163,391)	524,067	-320.7%
Non-Controlling interest	3,877	674	3,203	475.2%
Results of discontinued operations	-	410,308	(410,308)	-100.0%
Net (loss) income for the period	(712,253)	69,685	(781,938)	-1122.1%

Effect of reduction in exercise price of outstanding warrants	-	-	-	0%
Net (loss) income applicable to common shareholders	(712,253)	69,685	(781,938)	-1122.1%

Foreign currency translation adjustments	408,004	67,307	340,697	506.2%
Comprehensive income	(304,249)	136,992	(441,241)	-322.1%

	Fiscal Year Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Revenue	18,740,561	10,498,505	8,242,056	78.5%
Cost of Revenue	12,226,804	7,464,710	4,762,094	63.8%
Gross margin	6,513,757	3,033,795	3,479,962	114.7%
Gross Margin as % of Revenue	34.8%	28.9%

Operating expenses
Depreciation and amortization	875,827	979,635	(103,808)	-10.6%
Selling, general and administration	6,468,080	6,937,860	(469,780)	-6.8%
Loss on impairment of Goodwill	-	1,529,767	(1,529,767)	-100.0%
Loss on impairment of Intangible Assets	-	107,715	(107,715)	-100.0%
Research and development	1,571,572	1,106,259	465,313	42.1%
Total Operating expenses	8,915,479	10,661,236	(1,745,757)	-16.4%

Operating (loss)	(2,401,722)	(7,627,441)	5,225,719	-68.5%

Other income (expenses)	(1,188,870)	(4,771,904)	3,583,034	-75.1%
Income tax benefits - refundable tax credits	1,217,948	351,242	866,706	246.8%
Non-Controlling interest	1,890	(3,977)	5,867	-147.5%
Results of discontinued operations	-	149,637	(149,637)	-100.0%
Net loss for the year	(2,370,754)	(11,902,443)	9,531,689	-80.1%

Effect of reduction in exercise price of outstanding warrants	-	(2,197,296)	2,197,296	-100.0%
Net loss applicable to common shareholders	(2,370,754)	(14,099,739)	11,728,985	-83.2%

Foreign currency translation adjustments	584,735	47,849	536,886	1122.0%
Comprehensive loss	(1,786,019)	(11,854,594)	10,068,575	-84.9%

Revenue

Sales from the Fiber & Monitoring operating segment of Avensys products and solutions for the three and twelve month periods ended June 30, 2007 account for 97.4% and 88.5% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Avensys	5,389,262	3,414,157	1,975,105	57.9%
C-Chip (Royalties)	139,262	-	139,262	100%
C-Chip (Sales)	4,288	30,331	(26,043)	-85.9%
Revenue	5,532,812	3,444,488	2,088,324	60.6%

	Fiscal Year Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Avensys	16,576,124	10,179,426	6,396,698	62.8%
C-Chip (Royalties)	355,928	-	355,928	100%
C-Chip (Sales)	1,808,509	319,079	1,489,430	466.8%
Revenue	18,740,561	10,498,505	8,242,056	78.5%

Our revenues for the three and twelve months periods ended June 30, 2007 increased by 60.6% and 78.5%, respectively, over the same periods in 2006. This increase is primarily due to the addition of new customers by both Avensys and C-Chip during the course of the periods ended June 30, 2007. Avensys maintained its own strong internal growth resulting from the continued expansion and diversification of Avensys’ product lines and the ITF transaction. C-Chip’s revenues for the twelve month period ended June 30, 2007 include an adjustment brought about by a change in its accounting policy relating to revenue recognition. The change in accounting policy resulted from a license agreement signed during the second quarter, effective December 1, 2006, whereby C-Chip would receive royalties from the licensee on the sale of credit management devices. As a result of the change in business model and corresponding revenue recognition policy, all Deferred Revenue and Deferred Contract Costs accumulated until November 30, 2006, under the previous revenue recognition policy have been taken into revenue and expense and thus included in the results of operations for the nine month period ended March 31, 2007. This resulted in an increase in revenue and expense for the twelve month period ended June 30, 2007, in the amounts of $1,685,566 and $1,586,814, respectively. Excluding this adjustment, our revenues for the twelve month period ended June 30, 2007 increased by 62.5%.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was at 55.3% and 65.2% for the three and twelve month periods ended June 30, 2007, respectively, compared with 78.5% and 71.1%, respectively, for the same periods in 2006. Gross margin, relative to revenues, for the three and twelve month periods ended June 30, 2007, surged as a result of improved margins at Avensys and the new C-Chip business model. Avensys saw significant reductions in the operational costs of production, following the ITF transaction, but these were partially offset by the negative effects of a weaker U.S. dollar.

Operating Expenses

Depreciation and amortization

Depreciation and amortization expenses for the three and twelve month periods ended June 30, 2007, increased by $25,112 and decreased by $103,808, respectively, over the same periods in 2006. The decrease for the twelve month period is primarily attributable to the rationalization of manufacturing and research and development assets as part of the acquisition of ITF Optical assets.

Selling General and Administrative expenses

Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and twelve month periods ended June 30, 2007, increased by $473,225 and decreased by $469,780, respectively, compared to the same periods in 2006. SG&A are composed of the following:

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	330,359	57,445	272,914	475.1%
Marketing and Sales	169,434	209,183	(39,749)	-19.0%
Payroll and related expenses	1,282,263	946,070	336,193	35.5%
Professional fees	174,404	396,799	(222,395)	-56.0%
Travel	27,034	24,119	2,915	12.1%
Other	290,107	166,760	123,347	74.0%
Selling, General and Administrative Expenses	$2,273,601	$1,800,376	$473,225	26.3%

	Fiscal Year Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	838,655	956,478	(117,823)	-12.3%
Marketing and Sales	701,237	933,387	(232,150)	-24.9%
Payroll and related expenses	3,412,997	2,805,194	607,803	21.7%
Professional fees	650,482	1,452,983	(802,501)	-55.2%
Travel	84,698	66,099	18,599	28.1%
Other	780,011	723,719	56,292	7.8%
Selling, General and Administrative Expenses	$6,468,080	$6,937,860	$(469,780)	-6.8%

•
General and administrative expenses for the three and twelve month periods ended June 30, 2007, increased by $272,914 and decreased by $117,823, respectively, compared with the same periods in 2006. The decrease for the twelve month period is primarily due to aggressive cost control throughout the Company that took place in the context of significant growth in revenues for the twelve month period.

•
Marketing and sales expenses decreased by $39,749 and $232,150, respectively, compared to the same periods in 2006. Again, the decreases for the periods are primarily due to aggressive cost control throughout the Company.

•
Payroll expenses for the three and twelve month periods ended June 30, 2007 increased by $336,193 and $607,803, respectively, compared with the same periods in 2006. The increases in payroll are directly attributable to the revenue growth for the periods but are significantly less than the actual revenue increases, which were 60.6% and 78.5% for the three and twelve month periods ended June 30, 2007. Payroll expenses were also significantly reduced at the holding company, Manaris.

•
Professional fees for the three and twelve month periods ended June 30, 2007 decreased by $222,395 and $802,501, respectively, compared with the same periods in 2006. The large decreases were primarily attributable to the holding company, Manaris.

•
SG&A expenses classified as ‘Other selling, general and administrative’, which include stock based compensation, for the three and twelve month periods ended June 30, 2007, increased by $123,347 and $56,292, respectively, compared with the same periods in 2006. The small increase for the twelve month period is primarily due to aggressive cost control throughout the Company that, again, took place in the context of significant growth in revenues for the twelve month period.

Research and Development

For the three and twelve months ended June 30, 2007, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and twelve month periods ended June 30, 2007, decreased by $31,379 and increased by $465,313, respectively, compared with the same periods in 2006. The twelve month period increase is primarily attributable to the expanded roster of research and development projects at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three and twelve month periods ended June 30, 2007, was $187,122 and $453,206, respectively, compared to $17,625 and $490,795, respectively, for the same periods in 2006, which represents an increase of $169,497 and a decrease of $37,589,

Intangible asset impairment

In the fourth quarter of Fiscal year 2006, Management recorded an intangible assets impairment charge of $107,715 in the Consolidated Statement of Operations. There is no intangible assets impairment charge recorded for the year ended June 30, 2007.

Goodwill impairment

During the fourth quarter of Fiscal year 2006, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit’s present value of expected future cash flows. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit’s underlying assets and liabilities, and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, the Company recorded a goodwill impairment charge (labeled "Loss on Impairment of Goodwill") of $1,529,767. Management believes this impairment arose primarily as a result of an extension in the timeframe for realizing growth objectives and anticipated cash flows of the Avensys reporting unit.

During the fourth quarter of Fiscal 2007, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit’s present value of expected future cash flows. As the estimated fair value exceeded the carrying amount, Management determined that there was no adjustment necessary to the reporting unit’s underlying assets and liabilities and the goodwill recorded.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Other income (expenses), net	41,661	(60,945)	102,606	-168.4%
Interest expense, net	(253,914)	(73,837)	(180,077)	243.9%
Debentures and preferred shares accretion	(438,888)	(936,745)	497,857	-53.1%
Change in fair value of derivative financial instruments	99,154	45,543	53,611	117.7%
Other income (expenses)	$(551,987)	$(1,025,984)	$473,997	-46.2%

	Twelve Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Other income (expenses), net	372,269	(18,187)	390,456	-2146.9%
Interest expense, net	(902,509)	(762,488)	(140,021)	18.4%
Debentures and preferred shares accretion	(2,420,791)	(4,036,772)	1,615,981	-40.0%
Change in fair value of derivative financial instruments	1,762,161	45,543	1,716,618	3769.2%
Other income (expenses)	$(1,188,870)	$(4,771,904)	$3,583,034	-75.1%

Other expenses for the three and twelve month periods year ended June 30, 2007, decreased by $473,997 (46.2%) and $3,583,034 (75.1%), respectively, compared with the same periods in 2006. The decreases were primarily due to a significant reduction in debenture and preferred shares accretion, a significant credit increase in the change in fair value of derivative financial instruments (see discussion on derivative financial instruments under ‘Net Loss’) and a significant increase in other income. With respect to the decrease in accretion expense, the Series A Notes, which matured on January 31, 2007, provided a substantially higher amount of accretion expense than the current Series B Notes and Series B OID Notes, as follows:

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Series A Notes accretion	-	875,915	(875,915)	-100.0%
Series B Notes & Series B OID Notes accretion	358,082	-	358,082	100%
Preferred shares accretion	80,806	60,830	19,976	32.8%
Debentures and preferred shares accretion	$438,888	$936,745	$(497,857)	-53.1%

	Twelve Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
Series A Notes accretion	1,025,613	3,975,942	(2,950,329)	-74.2%
Series B Notes & Series B OID Notes accretion	1,135,302	-	1,135,302	100%
Preferred shares accretion	259,876	60,830	199,046	327.2%
Debentures and preferred shares accretion	$2,420,791	$4,036,772	$(1,615,981)	-40.0%

Refundable Tax Credits

Refundable tax credits for the three and twelve month periods ended June 30, 2007, increased by $524,067 and $866,706, respectively, compared with the same periods in 2006, primarily due to the inclusion of ITF Labs for the full fiscal year ended June 30, 2007, as compared to approximate three months for the fiscal year ended June 30, 2006.

Net Loss

Our net loss of $712,253 for the three months ended June 30, 2007 represents an improvement of $1,965,932 compared to the net loss of $2,678,185 for the same period in 2006, after taking into consideration the reversal to income of an excessive goodwill impairment charge taken in the third quarter of Fiscal year 2006 in the amount of $2,747,870. Our net loss of $2,370,754 for the twelve months ended June 30, 2007, represents an improvement of $9,531,689 compared to the net loss of $11,902,443 for the same period in 2006. These changes, however, were affected by the addition of derivative financial instruments to our balance sheet. We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets and the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities"). These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At June 30, 2007, our share price had dropped to $0.08 a share, which significantly reduced the fair values of the derivative liabilities on our balance sheet, and reduced our net loss by $99,154 and $1,762,161 for the three and twelve month periods ended June 30, 2007. Excluding the gain from changes in fair values of these derivative liabilities, our net loss would have been $811,407 for the three months ended March 31, 2007 and $4,132,915 for the twelve months ended June 30, 2007. Two non-recurring matters also had a significant impact on the net loss for the twelve months ended June 30, 2007. A gain on sale of fixed assets amounting to $300,848, recorded in the first quarter, and a revaluation of our estimates for research and development tax credits receivable amounting to $475,193, of which $185,482 was recorded in the first quarter, $178,991 was recorded in the third quarter and $110,720 was recorded in the fourth quarter, with both matters improving our results by reducing the net loss for the twelve months ended June 30, 2007.

Net Loss Applicable to Common Shareholders

In the first quarter of fiscal year 2006, the Company incurred a charge for the effect of the reduction in the exercise price of outstanding warrants in the amount of $2,197,296.

This charge was shown after the calculation of our net loss resulting in a further loss applicable to common shareholders. The Company incurred no such charge in fiscal year 2007.

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys have been supported primarily from revenue from the sales of its products and services. Avensys recorded a net profit for the first time in fiscal year 2007 and thus generated a positive cash flow.

As at June 30, 2007, we had working capital surplus of $596,801 compared to a working capital deficiency of $1,657,698 at June 30, 2006, an improvement of $2,254,499. Included in these figures for net working capital:

	June 30,
	2007	2006	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	559,257	438,708	120,549	27%
Receivables	3,834,474	3,480,649	353,825	10%
Inventory	1,478,835	1,563,805	(84,970)	-5%
Other current assets	1,474,156	589,302	884,854	150%
Current assets	7,346,722	6,072,464	1,274,258	21%

Accounts payable and accrued liabilities	3,992,847	4,666,858	(674,011)	-14%
Loans payable	1,054,238	2,331,696	(1,277,458)	-55%
Other current liabilities	1,702,836	731,608	971,228	133%
Current Liabilities	6,749,921	7,730,162	(980,241)	-13%

Net working capital (deficiency)	596,801	(1,657,698)	2,254,499	-136%

We have implemented the following measures to address our concerns over the liquidity of the Company and its ability to continue as a going concern:

•	Secured convertible debt financing, on August 11, 2006 (First Tranche) and November 17, 2006 (Second Tranche), to fund our operations and growth.

•
C-Chip signed a License Agreement establishing a new and profitable business model. This will allow for the reduction of the debt at our C-Chip subsidiary through continued payments from our royalty revenue.

•	Executed the Avensys business plan resulting in its generation of positive cash flows.

•	Significantly rationalized the operating and cost structure of our holding company, Manaris.

•
During the first quarter of fiscal 2008, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes will have its exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD ( the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that will provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds will be used to repay the secured loan facility, with the balance of funds to be used for working capital purposes. The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with a Warrant to purchase up to 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note a Warrant to purchase up to 5% of the Company’s outstanding common stock on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility

During the three month period ended June 30, 2007, the Company, having produced a net loss of $712,253, generated $355,544 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $52,884 of cash to fund Operating Activities from continuing operations. During the three month period ended June 30, 2006, the Company, having produced a net income of $69,685 (includes the reversal to income of an excessive goodwill impairment charge taken in the third quarter of Fiscal year 2006 in the amount of $2,747,870), used $1,438,029 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $1,763,466 of cash to fund Operating Activities from continuing operations. An analysis of the three month periods is as follows:

	Three Months Ended June 30,
	2007	2006	Change
	$	$	$
Net (loss) income	(712,253)	69,685	(781,938)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	659,369	(1,833,151)	2,492,520
	(52,884)	(1,763,466)	1,710,582
Change in accounts receivable and other receivables	(425,661)	(760,352)	334,691
Change in accounts payable and accrued liabilities	988,833	1,217,379	(228,546)
Change in other current assets and current liabilities	(154,744)	(131,590)	(23,154)
Net cash generated by (used in) operating activities from continuing operations	$355,544	$(1,438,029)	1,793,573

During the twelve month period ended June 30, 2007, the Company, having produced a net loss of $2,370,754, used $2,415,200,of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $406,125, of cash to fund Operating Activities from continuing operations. During the twelve month period ended June 30, 2006, the Company, having produced a net loss of $11,902,443, used $4,262,551 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $4,569,772 of cash to fund Operating Activities from continuing operations. An analysis of the twelve month periods is as follows:

	Twelve Months Ended June 30,
	2007	2006	Change
	$	$	$
Net loss	(2,370,754)	(11,902,443)	9,531,689
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	1,964,629	7,332,671	(5,368,042)
	(406,125)	(4,569,772)	4,163,647
Change in accounts receivable and other receivables	(1,425,638)	(814,454)	(611,184)
Change in accounts payable and accrued liabilities	(850,534)	1,594,692	(2,445,226)
Change in other current assets and current liabilities	267,097	(473,017)	740,114
Net cash generated by (used in) operating activities from continuing operations	$(2,415,200)	$(4,262,551)	1,847,351

During the three and twelve month periods ended June 30, 2007, we mainly financed our operations through the August 11, 2006, and November 17, 2006, Series B Notes, the positive cash flow generated by Avensys through the sales of products and services and the positive cash flow generated by C-Chip through the new and profitable business model.

Selected Balance Sheet information:

	As of June 30,
	2007	2006
	$	$
Total Assets	18,193,489	17,143,434
Current Liabilities	6,749,921	7,730,162
Long-Term Liabilities	2,708,476	2,183,345
Non-Controlling Interest	23,193	23,940
Total Stockholder's Equity	8,711,899	7,205,987

The increase in total assets is attributable to increases in accounts receivable of $729,567, from $3,104,907 to $3,834,474, and other receivables of $791,499, from $375,742 to $1,167,241, offset by a decrease in net property and equipment of $802,429, from $3,082,402 to $2,279,973. The decrease in current liabilities is attributable to decreases in accounts payable and accrued liabilities of $674,011, from $4,666,859 to $3,992,848, and bank and other loans payable of $1,277,458, from $2,331,696 to $1,054,238, offset by increases in the current portion of convertible debentures of $980,628, from $587,891 to $1,568,519. The increase in long-term liabilities is attributable to increases in convertible debentures of $932,349, from $343,109 to $1,275,458, and balance of purchase price payable of $316,421, from $877,675 to 1,194,096, offset by a decrease in derivative financial instruments of $393,761, from $458,271 to $64,510.

As of June 30, 2007, the Company had 93,437,654 issued and outstanding shares compared to 77,671,281 on June 30, 2006. The increase in common shares is mainly due to the issuance of 1,283,613 common shares in connection with the Series A Notes, to the issuance of 12,450,353 common shares in connection with the Series B Notes and Series B OID Notes and to the issuance of 1,654,394 common shares on conversion of an unsecured convertible debenture.

Stock options outstanding at June 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and have a weighted average remaining contractual life of 5.26 years. Stock options outstanding at June 30, 2006 totaled 4,486,750 at a weighted average exercise price of $0.60 and had a weighted average remaining contractual life of 3.4 years.

The Series A Notes we issued in February 2005, in an aggregate principal amount of $4,675,000, was fully repaid in January 2007.

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

On November 17, 2006, we completed the second tranche (the "Second Tranche") of the Purchase Agreement. In connection with the Second Tranche, we issued (i) Series B Notes in an aggregate principal amount of $1,509,226 (ii) OID Notes in an aggregate principal amount of $226,384, and (iii) four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes of Series Z Warrants and 2.5% of the number of common shares underlying the Series B Notes of Series Y Warrants. The Company received net proceeds of approximately $1,360,237 in connection with the Second Tranche. Also in connection with the Second Tranche, we agreed to accelerate the commencement date of the quarterly principal payments on the Notes to February 1, 2007, and reduce the amount of the quarterly principal payments to 1/9th of the original principal amount of the Notes.

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

Critical Accounting Policies and Estimates

The accompanying management discussion and analysis of our results of operations and financial condition are based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes estimates about the effects of matters that are inherently uncertain. These estimates form the basis for making judgments about the financial position and results of operations, which are integral to understanding the Company’s financial statements. We base our estimates and judgments on historical experience and on other assumptions that we believe are reasonable under the circumstances. However, future events cannot be forecasted with certainty and the best estimates and judgments routinely require adjustments. We are required to make estimates and judgments in many areas, including those related to fair value of derivative financial instruments, recording of various accruals, bad debts and inventory reserves, the useful lives of long-lived assets such as property and equipment, warranty obligations and potential losses from contingencies and litigation. We believe the policies disclosed are the most critical to our financial statements because their application places the most significant demands on management’s judgment. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors.

There have been no significant changes during the fiscal year 2007 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-KSB for the fiscal year ended June 30, 2007, except as noted below for stock-based compensation and C-Chip’s revenue recognition policy.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment. SFAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected lives. The Company has elected the modified prospective transition method for adopting FAS 123(R). Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted after the July 1, 2006 effective date. The unrecognized expense of awards not yet vested as of July 1, 2006, is also recognized as an expense in the calculation of net income.

C-Chip Revenue Recognition

C-Chip derives revenues from the sale of credit management devices and associated services. The devices are bundled with service agreements which provide the customer with access to C-Chip’s web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which is generally three years. Since the services are essential to the functionality of the device, revenues from the sale of devices (including services) are deferred and recognized as revenue over the contractual service period and the related cost of revenues is deferred and amortized to cost of revenues over the corresponding period. Such items are described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip may also earn other amounts during the service period, which are charged to the customer on a pay per use basis, for which revenue and the related costs are recognized when proof is obtained that the end-user has been delivered the devices by the Licensee and collectability is reasonably assured by the Licensee.

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in accordance with the Technology License Agreement (“Agreement”) signed by C-Chip, it will commence recording royalties based on C-Chip’s technology in the credit management devices. As consideration for the exclusive license, the licensee shall pay to C-Chip royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. As a result of the change in business model and corresponding revenue recognition policy, all Deferred Revenue and Deferred Contract Costs accumulated until November 30, 2006 under the previous revenue recognition policy have been taken into revenue and expense and thus included in the results of operations for the year ended June 30, 2007. This resulted in an increase in revenue and expense for the year ended June 30, 2007 in the amounts of $1,685,566 and $1,586,814, respectively.

C-Chip recorded royalties’ income of $139,262 and $355,928 for the three and twelve month periods ended June 30, 2007.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for future recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist primarily of property and equipment and intangible assets.

Recoverability of a long-lived asset is assessed by comparing the carrying amount of the asset to the sum of the estimated undiscounted future cash flows expected from its use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and the amount of such impairment loss is determined as the excess of the carrying amount over the asset’s fair value.

Business Combinations and Goodwill

Acquisitions of businesses are accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses are included in the Consolidated Statement of Operations effective from their respective dates of acquisition.

Goodwill represents the excess of the purchase price of acquired businesses over the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill annually. The Company evaluates the carrying value of goodwill in accordance with the guidelines set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS142). Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company’s market capitalization relative to net book value.

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

Research and Development Expenses and Investment Tax Credits

Research and development expenses are expensed as they are incurred. Investment tax credits (“ITCs”) arising from research and development activities are accounted for as a reduction of the income tax provision for the year. Refundable tax credits and non-refundable tax credits are recorded in the year in which the related expenses are incurred, provided there is reasonable assurance that the credits will be realized.

The Company is subject to examination by taxation authorities in various jurisdictions. The determination of tax liabilities and ITCs recoverable involve certain uncertainties in the interpretation of complex tax regulations. As a result, the Company provides potential tax liabilities and ITC’s recoverable based on Management’s best estimates. Differences between the estimates and the ultimate amounts of taxes and ITCs are recorded in earnings at the time they can be determined.

Income Taxes

The Company utilizes the tax liability method to account for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS109). Under this method, deferred future income tax assets and liabilities are determined based on the differences between the carrying value and the tax bases of assets and liabilities.

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred net operating losses of $23.1 million from its inception which expire starting in 2015. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Due to the fact that the trading history for our common stock is limited, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Recent Accounting Pronouncements

a)	Recent Accounting Pronouncements Adopted During 2007

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

The Company initially applied the provisions of SAB 108 during the year ended June 30, 2007, prior to which, the Company evaluated misstatements using only the iron curtain method. In applying the provisions of SAB 108, the Company made a cumulative effect adjustment to correct an error, which originated during the year ended June 30, 2005 and which had previously been, and continues to be, considered to be immaterial to the financial statements for that fiscal year. This error resulted from the use of an exchange rate other than the current exchange rate to translate the elements related to certain intangible assets and goodwill from the functional currency to the reporting currency. The carrying values of intangible assets and goodwill should have been translated at the exchange rate at the balance sheet date and the amortization expense related to intangible assets and impairment charge for goodwill should have been translated at the average exchange rate for the year. The following summarizes the impact of the error on the financial statements for the year ended June 30, 2006, along with the adjustments made to the corresponding accounts as of July 1, 2006:

Account	Cumulative impact as at June 30, 2006 of the misstatement originating during the year ended June 30, 2005	Adjustments recorded as of July 1, 2006
Understatement of intangible assets	554,017	554,017
Understatement of goodwill	171,736	171,736
Understatement of accumulated other comprehensive income	992,458	(992,458)
Understatement of net loss	266,705	-
Overstatement of comprehensive loss	725,753	-
Understatement of deficit	266,705	266,705

b)	Recent Accounting Pronouncements Not Yet Adopted

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

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 144. SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

In June 2006, FASB issued Interpretation No. 48 - an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Under FIN 48, differences resulting from this evaluation of tax positions would result in either of an increase of liabilities or decrease of assets. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In June 2007, FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to non-refundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. The Company is required to adopt EITF 07-3 effective July 1, 2008. As of June 30, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

Off-Balance Sheet Arrangements

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Manaris Corporation
Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

[LETTERHEAD OF RAYMOND CHABOT GRANT THORNTON LLP]

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Manaris Corporation

We have audited the accompanying consolidated balance sheet of Manaris Corporation and its subsidiaries as of June 30, 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Manaris Corporation and its subsidiaries, as of June 30, 2006 and for the year then ended, were audited by other auditors whose report dated September 29, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manaris Corporation and its subsidiaries as of June 30, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 21 that were applied to restate the 2006 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP

Chartered Accountants
Montreal, Canada
September 27, 2007

Manaris Corporation
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	June 30,
	2007	2006
	$	$
ASSETS
Current Assets

Cash and cash equivalents	559,257	438,708
Accounts receivable, net of allowance for doubtful accounts of $54,128 and $115,721, respectively	3,834,474	3,104,907
Deposits in trust	-	79,781
Other receivables (Note 10)	1,167,241	375,742
Inventories (Note 10)	1,478,835	1,563,805
Prepaid expenses and deposits	212,359	259,552
Deferred contract costs (Note 4)	-	151,272
Restricted held-to-maturity security	93,861	89,686
Current assets of discontinued operations	695	9,011

Total Current Assets	7,346,722	6,072,464

Property and equipment, net (Note 7)	2,279,973	3,082,402
Intangible assets (Note 8)	3,967,213	3,757,272
Goodwill (Note 9)	4,116,872	3,762,000
Deferred financing costs	376,794	101,681
Deposits	105,915	86,225
Deferred contract costs (Note 4)	-	281,390

Total Assets	18,193,489	17,143,434
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 10)	3,992,847	4,666,858
Bank and other loans payable (Note 13)	1,054,238	2,331,696
Current portion of long-term debt (Note 15)	94,317	103,717
Current portion of convertible debentures (Note 16)	1,568,519	587,891
Due to related parties (Note 12)	40,000	40,000

Total Current Liabilities	6,749,921	7,730,162

Long-term debt, less current portion (Note 15)	174,412	222,900
Deferred revenue (Note 4)	-	281,390
Convertible debentures (Note 16)	1,275,458	343,109
Balance of purchase price payable (Note 14)	1,194,096	877,675
Derivative financial instruments (Notes 14 and 16)	64,510	458,271

Total Liabilities	9,458,397	9,913,507
Non-controlling Interest	23,193	23,940

Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 93,437,654 and 77,671,281 issued and outstanding, respectively	934	777
Additional Paid-in Capital	36,727,893	34,169,867
Accumulated other comprehensive income (loss)	1,268,622	(316,566)
Deficit	(29,285,550)	(26,648,091)

Total Stockholders’ Equity	8,711,899	7,205,987

Total Liabilities and Stockholders’ Equity	18,193,489	17,143,434

Going Concern (Note 1)
Contingencies (Note 19)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)

	For the Years Ended
	June 30,
	2007	2006
	$	$
Revenue (Note 4)	18,740,561	10,498,505

Costs of Revenue	12,226,804	7,464,710

Gross Margin	6,513,757	3,033,795

Operating Expenses

Depreciation and amortization	875,827	979,635
Selling, general and administration (Note 18)	6,468,080	6,937,860
Loss on impairment of goodwill (Note 9)	-	1,529,767
Loss on impairment of intangible assets (Note 8)	-	107,715
Research and development	1,571,572	1,106,259

Total Operating Expenses	8,915,479	10,661,236

Loss from Operations	(2,401,722)	(7,627,441)

Other Income (Expenses)

Other income (expenses), net	372,269	(18,187)
Interest expense, net	(902,509)	(762,488)
Debentures and preferred shares accretion (Notes 14 and 16)	(2,420,791)	(4,036,772)
Change in fair value of derivative financial instruments (Notes 14 and 16)	1,762,161	45,543

Total Other Income (Expenses)	(1,188,870)	(4,771,904)

Net Loss from Continuing Operations Before Income Tax Benefit	(3,590,592)	(12,399,345)

Income Tax Benefit - Refundable tax credits (Note 20)	1,217,948	351,242

Net Income (Loss) from Continuing Operations before Non-Controlling Interest	(2,372,644)	(12,048,103)

Non-Controlling Interest	1,890	(3,977)
Net Loss from Continuing Operations	(2,370,754)	(12,052,080)
Results of Discontinued Operations (Note 5)	-	149,637

Net Loss	(2,370,754)	(11,902,443)

Effect of reduction in exercise price of outstanding warrants	-	(2,197,296)

Net Loss applicable to common stockholders	(2,370,754)	(14,099,739)

Net Loss from continuing operations per share - Basic and Diluted (Note 18)	(0.03)	(0.21)

Net Loss per share - Basic and Diluted (Note 18)	(0.03)	(0.20)

Weighted Average Common Shares Outstanding	82,513,000	69,363,000

Statement of Comprehensive Income (Loss):
Net Income (Loss)	(2,370,754)	(11,902,443)

Foreign currency translation adjustments	592,730	47,849

Comprehensive Loss	(1,778,024)	(11,854,594)

Going Concern (Note 1)
Contingencies (Note 19)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the Years Ended June 30,
	2007	2006
	$	$

Net (loss) income	(2,370,754)	(11,902,443)

Adjustments to reconcile net loss to cash generated by (used in) operating activities
Results of discontinued operations	-	(149,637)
Stock based compensation	453,206	490,795
Expenses settled with issuance of common shares	77,102	5,400
Depreciation and amortization	1,101,965	1,046,355
Reduction of loan payable (Note 4)	(200,000)	-
Non-cash financial expenses	9,766	(59,293)
Gain on disposal of property and equipment	(308,676)	-
Loss on disposal of discontinued operations	-	-
Loss on impairment of goodwill	-	1,529,767
Loss on impairment of intangible assets	-	107,715
Non-controlling interest	(1,890)	3,977
Loss on conversion of convertible debentures	129,922	-
Debentures and preferred shares accretion	2,420,791	4,036,772
Change in fair value of derivative financial instruments	(1,762,161)	(45,543)
Amortization of deferred financing costs	289,327	335,004
Non-cash revenue	(355,928)	-
Other non-cash items	111,205	31,359

Changes in operating assets and liabilities, net of acquisitions
(Increase) in accounts receivables	(697,684)	(1,297,820)
(Increase) decrease in inventories	85,797	(87,689)
(Increase) decrease in other receivables	(727,954)	483,366
(Increase) decrease in deferred contract costs	423,471	(432,662)
Decrease (increase) in deferred revenue	(275,412)	432,662
(Decrease) increase in prepaid expenses and other assets	33,241	(259,085)
(Decrease) in due to related parties	-	(126,243)
Increase (decrease) in accounts payable and accrued liabilities	(850,534)	1,594,692

Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(2,415,200)	(4,262,551)

Net Cash Generated by (Used in) Operating Activities from Discontinued Operations	8,357	803,522

Net Cash Generated by (Used In) Operating Activities	(2,406,843)	(3,459,029)

Investing Activities
Net Loss from Continuing Operations	-	(654,279)
Purchase of property and equipment	(154,500)	(182,851)
Disposal of property and equipment and inventory	835,041	-
Deposits in trust	79,304	(79,781)

Net Cash Generated by (Used in) Investing Activities from Continuing Operations	759,845	(916,911)

Net Cash Generated by (Used in) Investing Activities from Discontinued Operations	-	3,007,568

Net Cash Generated by (Used in) Investing Activities	759,845	2,090,657

Financing Activities
Repayment of bank credit line	(715,708)	169,620
Repayment of senior convertible debt	(774,073)	(625,353)
Repayment of secured convertible debt	-	(1,225,257)
Proceeds from issue of secured convertible debentures	3,179,849	-
Long term debt repayments	(74,156)	(64,355)
Proceeds from investment tax credit financing	397,099	-
Repayments of investment tax credit financing	(311,983)	-
Proceeds from capital leases	38,770	25,186
Repayments of capital leases	(29,990)	(50,539)
Repayment of related party advances	-	(49)
Common stock issued pursuant to stock options exercised	-	100,013
Common stock issued pursuant to warrants exercised	-	2,206,022
Proceeds (repayment) of other loans payable	(142,659)	837,077
Net Cash Generated by (Used in) Financing Activities from Continuing Operations	1,567,149	1,372,365
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	-	(257,162)
Net Cash Generated by (Used in) Financing Activities	1,567,149	1,115,203

Effect of Exchange Rate Changes on Cash and Cash Equivalents	200,398	404,730

(Decrease) Increase in Cash and Cash Equivalents	120,549	151,561

Cash and Cash Equivalents - Beginning of period	438,708	287,147

Cash and Cash Equivalents - End of period	559,257	438,708

Going Concern (Note 1)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows (continued)
(Expressed in U.S. Dollars)

	For the Year Ended
	June 30,
	2007	2006
	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for services	3,640	5,400
Issuance of common shares for late filing of registration statement	73,462	-
Issuance of common shares for interest payments	58,410	265,436
Issuance of common shares for repayment of senior convertible notes, Series A	341,458	2,099,792
Issuance of common shares for conversion of senior convertible notes, Series A	-	1,249,360
Issuance of common shares for repayment of secured convertible notes, Series B	1,034,545	-
Issuance of stock options to settle outstanding legal claims	-	77,000
Issuance of common shares for repayment of senior convertible debentures	-	224,397
Issuance of common shares for repayment of unsecured convertible debentures	527,752	-
Issuance of stock options for debt settlement	-	-
Issuance of common shares to settle outstanding payables	25,709	136,860
Supplemental Disclosures

Interest (paid) earned from continuing operations	(164,870)	(18,935)
Interest paid from discontinued operations	-	17,420
Income taxes paid from discontinued operations	-	120,647

Going Concern (Note 1)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Consolidated Statement of Stockholders’ Equity
(Expressed in U.S. Dollars)

				Accumulated
	Common Shares		Additional	Other		Total
	# of		Paid-In	Comprehensive		Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
		$	$	$	$	$

Balance, June 30, 2005	54,782,802	548	24,142,078	(364,415)	(12,548,352)	11,229,859
Common stock issued for services	15,000	-	5,400	-	-	5,400
Issuance of common shares from exercise of stock options	1,758,000	18	99,995	-	-	100,013
Stock-based compensation	-	-	490,795	-	-	490,795
Settlement of outstanding legal claims by the issuance of options	-	-	77,000	-	-	77,000
Common stock issued to settle outstanding payables	257,000	3	136,857	-	-	136,860
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes "A"	748,819	7	265,429	-	-	265,436
Common stock issued pursuant to repayments of Senior Secured Convertible Notes "A"	5,897,695	59	2,099,734	-	-	2,099,793
Common stock issued pursuant to repayment of Secured convertible debenture	631,038	6	224,391	-	-	224,397
Common stock issued upon conversion of Senior Secured Convertible Notes "A"	3,575,008	36	1,249,324	-	-	1,249,360
Reduction in exercise price of outstanding warrants	-	-	2,197,296	-	(2,197,296)	-
Common stock issued pursuant to warrants exercised	7,525,124	75	2,309,221	-	-	2,309,296
Common stock issued for purchase of business	2,550,795	26	872,346	-	-	872,372
Common Stock cancellation	(70,000)	(1)	1	-	-	-
Translation adjustment				47,849		47,849
Net loss for the year					(11,902,443)	(11,902,443)

Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Correction of error (Note 3)	-	-	-	992,458	(266,705)	725,753
Stock-based compensation	-	-	453,206	-	-	453,206
Common stock issued to settle outstanding payables	122,934	2	29,347	-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408	-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447	-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	12,450,353	124	1,034,421	-	-	1,034,545
Common stock issued upon conversion of Unsecured Convertible Debentures	1,654,394	16	527,736	-	-	527,752
Common stock issued for late filing of registration statement	255,079	2	73,461	-	-	73,463
Translation adjustment				592,730		592,730
Net loss for the year					(2,370,754)	(2,370,754)

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899

Going Concern (Note 1)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

1.	Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Manaris Corporation (the “Company” or "Manaris") will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Accordingly, there exists substantial doubt that the Company would be able to continue as a going concern at June 30, 2007. The Company’s continuation as a going concern is dependent upon its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

In order to address this situation, management will continue its focus on the core business of the Company, which primarily includes the operations of Avensys Inc. (‘Avensys”), its wholly-owned subsidiary. Also, during the first quarter of fiscal 2008, as described in Note 23 (e), the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”)). On September 24, 2007, also as described in Note 23 (e), the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds will be used to repay the secured loan facility with the balance of funds to be used for working capital purposes. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility.

Avensys is also seeking additional conventional bank credit-line financing to that which it already has, to support its growing operations. In addition to the above, the ability of the Company to continue as a going concern depends on the ability of the Company’s main subsidiary, Avensys, to continue to realize its business plan and continue to generate positive cash flows.

While management believes the use of the going concern assumption is appropriate, there is no assurance that the above actions will be successful. These financial statements do not include any adjustments or disclosures that may be necessary should the Company not be able to continue as a going concern. If the use of the going concern assumption is not appropriate for these financial statements, then adjustments may be necessary to the carrying value and classification of assets and liabilities and reported results of operations and such adjustments could be material.

2.	Nature of Operations

Manaris operates the following wholly-owned subsidiaries:

•
Avensys Inc. ("Avensys"), which develops optical components & sensors and provides environmental monitoring solutions. Avensys sells its optical products and services primarily in North America, Asia and Europe to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are primarily targeted at public sector organizations across Canada.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which, through a recently signed Technology License Agreement (Note 4), has granted a former supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. C-Chip earns royalties with respect to the devices sold by the licensee to the credit management marketplace.

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at June 30, 2007 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

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

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on a detailed assessment of the credit risk and collectability of specific customer accounts, as well as historical trends and other information. The Company sells the majority of its products and services in North America. The Company generally does not require collateral. Credit losses have not been historically significant.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, other receivable, restricted held-to-maturity securities, due to related parties and accounts payable and accrued liabilities approximate their carrying value given their short-term maturity. The derivative financial instruments are carried at fair value. The Company has estimated the fair value of its bank loan and other loans payable, long-term debt, capital leases, convertible debentures and balance of purchase price payable by discounting future cash flows using interest rates which the Company could obtain for loans with similar terms conditions and maturity dates. The fair value and carrying value of all such debt instruments, as at June 30, 2007, amounted to approximately $5,462,000 and $5,426,000, respectively (June 30, 2006 - $5,849,000 and $4,925,000, respectively).

Advertising

The Company’s advertising costs, which amounted to $139,975 for the year ended June 30, 2007 (2006 - $80,499), are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for future recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. The Company’s long-lived assets consist primarily of property and equipment and intangible assets.

Recoverability of a long-lived asset is assessed by comparing the carrying amount of the asset to the sum of the estimated undiscounted future cash flows expected from its use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and the amount of such impairment loss is determined as the excess of the carrying amount over the asset’s fair value.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Foreign Currency

a)	Reporting Currency

The Company's functional currency is the Canadian dollar. Accordingly, the consolidated financial statements are converted into the reporting currency (the US dollar) using the current rate method. Under this method, the consolidated financial statements are converted into US dollars as follows: assets and liabilities are converted at the exchange rate in effect at the date of the balance sheet, and revenue and expenses are converted using the average exchange rate for the period. All gains and losses resulting from the conversion of the consolidated financial statements into the reporting currency are included in other comprehensive income or loss for the period and accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, establishment of certain expenses, allowance for doubtful accounts, impairments of long-lived assets and goodwill, accounting for certain financing transactions, stock-based compensation and income taxes, among others.

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

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share Based Payments. SFAS 123R requires all entities to recognize compensation cost for share-based awards, including options granted to employees. SFAS 123R eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued To Employees, and generally requires instead that such transactions be accounted for using a fair-value based method. Public companies are required to measure stock-based compensation classified as equity by valuing the instrument the employee receives at its grant-date fair value. The Company implemented SFAS 123R commencing July 1, 2006 using the modified prospective transition approach. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The Company recognizes the expense over the period during which an employee is required to provide service in exchange for the award.

The impact, for the Company, of applying SFAS 123R are described in Note 18 . Prior to the implementation of SFAS 123R, the Company was applying the intrinsic value method of accounting for stock options granted to employees.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 (SAB104), “Revenue Recognition" issued by the Securities and Exchange Commission.

Avensys generates revenues from the sale of fibre-based sensors, instruments and components, and environmental monitoring products. Revenue is recognized when there exists persuasive evidence of an arrangement, the sales price is fixed or determinable, the product has been delivered and collectability is reasonably assured.

For periods prior to December 1, 2006, C-Chip derived revenues from the sale of credit management devices and associated services. The devices were bundled with service agreements which provided the customer with access to C-Chip’s web-based application, thus allowing the customer to locate and disable subject vehicles during the service period, which were generally three years. Since the services were essential to the functionality of the device, revenues from the sale of devices (including services) were deferred and recognized as revenue over the contractual service period and the related cost of revenues was deferred and amortized to cost of revenues over the corresponding period. Such items were described on the Consolidated Balance Sheet as Deferred Revenue and Deferred Contract Costs. In addition to the up-front fees charged to a customer, C-Chip could also earn other amounts during the service period, which were charged to the customer on a pay per use basis, for which revenue and the related costs were recognized when the related service was provided.

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in conjunction with the ratification of a new Technology License Agreement, C-Chip’s revenue stream was modified. C-Chip now earns royalties from the granting of licenses, based on the number of devices sold by the Licensee (Note 4). Revenue is recognized when proof is obtained that the end-user has been delivered the devices by the Licensee and collectability is reasonably assured.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Business Combinations and Goodwill

Acquisitions of businesses are accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses are included in the Consolidated Statement of Operations effective from their respective dates of acquisition.

Goodwill represents the excess of the purchase price of acquired businesses over the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill at least annually. The Company evaluates the carrying value of goodwill in accordance with the guidelines set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS142). Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of the reporting unit has been reduced below its carrying amount. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company’s market capitalization relative to net book value.

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

Restricted Held-to-Maturity Security

An irrevocable letter of credit for $93,861 (CAD$100,000) was issued by Manaris to partially guarantee the Avensys line of credit (Note 13). A term deposit, maturing on October 17, 2007 and bearing interest at 3.0% per annum, is designated as collateral for this amount and accounted for at cost.

Property and Equipment

The Company's property and equipment are recorded at cost. The Company provides for depreciation and amortization using the following methods and applying rates estimated to amortize the cost over the useful life of the assets:

Computer equipment	Declining balance	30%-331/3%
Furniture and fixture	Declining balance	20%
Leasehold improvements	Straight-line over the lease terms	5 to 8 years
Laboratory equipment	Declining balance	20%
Automotive equipment and software	Declining balance	30%
Machinery and office equipment	Declining balance	20%
Capital leases	Straight-line and declining balance over the lease terms	3 years

Capital Leases

The Company enters into leases relating to computer equipment in which substantially all the benefits and risks of ownership are transferred to the Company and are recorded as capital leases and classified as property and equipment and long term borrowings. All other leases are classified as operating leases under which leasing costs are expensed in the period in which they are incurred.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

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

Research and Development Expenses and Investment Tax Credits

Research and development expenses are expensed as they are incurred. Investment tax credits (“ITCs”) arising from research and development activities are accounted for as a reduction of the income tax provision for the year. Refundable tax credits and non-refundable tax credits are recorded in the year in which the related expenses are incurred. A valuation allowance is provided against such tax credits to the extent that the recovery is not considered to be more likely than not.

The Company is subject to examination by taxation authorities in various jurisdictions. The determination of tax liabilities and ITCs recoverable involve certain uncertainties in the interpretation of complex tax regulations. As a result, the Company provides potential tax liabilities and ITCs recoverable based on Management’s best estimates. Differences between the estimates and the ultimate amounts of taxes and ITCs are recorded in earnings at the time they can be determined.

Income Taxes

The Company utilizes the tax liability method to account for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS109). Under this method, deferred future income tax assets and liabilities are determined based on the differences between the carrying value and the tax bases of assets and liabilities.

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred Canadian operating losses of approximately $23.1 million from its inception which are available and which expire starting in 2008. For Canadian income tax purposes, the Company also has approximately $2.3 million of Scientific Research and Experimental Development unclaimed expenses available indefinitely to reduce taxable income in future years. The potential benefit of operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward in future years (refer to Note 22).

Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

a) Recent Accounting Pronouncements Adopted During 2007

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

The Company initially applied the provisions of SAB 108 during the year ended June 30, 2007, prior to which, the Company evaluated misstatements using only the iron curtain method. In applying the provisions of SAB 108, the Company made a cumulative effect adjustment to correct an error, which originated during the year ended June 30, 2005 and which had previously been, and continues to be, considered to be immaterial to the financial statements for that fiscal year. This error resulted from the use of an exchange rate other than the current exchange rate to translate the elements related to certain intangible assets and goodwill from the functional currency to the reporting currency. The carrying values of intangible assets and goodwill should have been translated at the exchange rate at the balance sheet date and the amortization expense related to intangible assets and impairment charge for goodwill should have been translated at the average exchange rate for the year. The following summarizes the impact of the error on the financial statements for the year ended June 30, 2006, along with the adjustments made to the corresponding accounts as of July 1, 2006:

Account	Cumulative impact as at June 30, 2006 of the misstatement originating during the year ended June 30, 2005	Adjustments recorded as of July 1, 2006
Understatement of intangible assets	554,017	554,017
Understatement of goodwill	171,736	171,736
Understatement of accumulated other comprehensive income	992,458	(992,458)
Understatement of net loss	266,705	-
Overstatement of comprehensive loss	725,753	-
Understatement of deficit	266,705	266,705

b) Recent Accounting Pronouncements Not Yet Adopted

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

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In February 2006, FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 144. SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

In June 2006, FASB issued Interpretation No. 48 - an interpretation of FASB Statement No. 109, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Under FIN 48, differences resulting from this evaluation of tax positions would result in either of an increase of liabilities or decrease of assets. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial position.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In June 2007, FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to non-refundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. The Company is required to adopt EITF 07-3 effective July 1, 2008. As of June 30, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

Comparative Financial Statements

The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

4.	Technology License Agreement

On December 22, 2006, with an effective date of December 1, 2006, C-Chip entered into a Technology License Agreement (“Agreement”) with a supplier of the Company. Pursuant to the Agreement, C-Chip has granted this supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall recognize and record royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties payable will be applied against the principal and interest balance of a loan made to C-Chip from the former supplier (Note 13), which at the time of the Agreement had a balance outstanding of $1,143,321. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to the delivery of services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip’s prior years’ input and development of the technology, the outstanding principal amount of the loan was reduced by $200,000. The associated gain was included in other income in the second quarter.

The initial term of the Agreement ends on the first anniversary of the date that the outstanding principal amount of the loan will have been satisfied as a result of the royalties being applied thereto (“Repayment Date”). The licensee shall thereafter have an option to purchase C-Chip’s intellectual property within 90 days of the Repayment Date.

5.	Discontinued operations

CLI

On February 8, 2006, as part of efforts to streamline operations, the Company signed a Share Purchase Agreement (the "Agreement") to sell all of the shares of its wholly-owned subsidiary, 6327915 Canada Inc., the holding company of Chartrand Laframboise Inc. and Bureau de crédit commercial Inc. (the "CLI Group") to The Garda Security Group Inc. (the “Purchaser”) for a purchase price of $4,284,123 (CAD$5,000,000) resulting in gross cash proceeds to the Company of $3,341,616 (CAD$3,900,000) of which $1,285,237 (CAD$1,500,000) was placed in trust. The deposit in trust partially represented a holdback in the amount of $214,206 which would become payable by the purchaser no later than 10 days following acceptance by the purchaser of the unaudited financial statements of the CLI Group for the period from July 1, 2005 to February 18, 2006. The remaining amount of $1,071,030 represented withholding tax of 25% of the sale price which was required to be withheld under Section 116 of the Canadian Income Tax Act since the Company is not a Canadian resident corporation. The withholding tax amount has been remitted to the Company as Canada Revenue Agency delivered a certificate of compliance with respect to this transaction. At June 30, 2006, there remained $79,781 (CAD$88,956) in trust. The Agreement stipulated a price adjustment based on certain financial criteria which resulted in a purchase price adjustment of $45,917 (CAD$51,538), which was paid to the purchaser subsequent to the year end. Following the payment of the price adjustment, Manaris received the balance of the funds held in trust.

In conjunction with the Agreement, the purchaser assumed the Company’s obligations to two executives of the CLI Group for settlement of long-term notes payable amounting to $942,507 issued by Manaris when the CLI Group was originally acquired in February 2005. Manaris was required to repay advances from the CLI Group totaling $214,206 and accrued interest on the debt obligations of $40,978. In addition, the Company settled the majority of the remaining obligations to the two CLI Group executives in the amount of $481,444 by a payment of cash consideration totaling $257,047 and the issuance of 631,038 shares with a fair value of $224,397 or approximately $0.3556 per share. These payments resulted in net cash proceeds from the disposal of $2,644,871. The closing date of the transaction was February 15, 2006 and the effective date was February 18, 2006.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Discontinued operations (continued)

CLI (continued)

The loss on disposal included in the results from discontinued operations has been computed as follows:

Proceeds:	$
Cash	3,341,616
Price adjustment	(45,917)

Total proceeds:	3,295,699
Direct transaction costs	(183,861)

Sub-total:	3,111,838
Net assets of discontinued operations	(3,186,815)

Loss on disposal of the CLI Group	(74,977)

Cash proceeds noted above was used as follows:

$
Total proceeds	3,295,699
Direct transaction costs	(183,862)
Settlement of advances from the CLI Group	(214,206)
Settlement of debt obligations for cash	(257,047)
Interest paid on settlement of debt obligations	(40,978)

Net cash proceeds	2,599,606

The cash proceeds from Discontinued Operations net of cash balance disposed of amounted to $2,857,895. The net assets of discontinued operations in the above table are net of the obligations to the two CLI Group executives assumed by the purchaser in amount of $942,507.

The carrying values of the major classes of assets and liabilities disposed of are as follows:

$
Cash	253,942
Accounts receivable	667,585
Prepaid expenses	42,448
Property and equipment	167,049
Inventory	76,947
Goodwill	2,812,293
Intangible assets	773,944
Accounts payable	(228,723)
Accrued liabilities	(403,893)
Deferred income taxes	(3,659)
Long term debt, current portion	(18,980)
Long term debt, less current portion	(9,631)
Net assets of discontinued operations	4,129,322

Canadian Security Agency (2004) Inc.

On September 22, 2005, Canadian Security Agency (2004) Inc. (“CSA”) entered into an agreement with Securite Kolossal Inc. to sell its customer list for CAD$100,000, subject to adjustment. At December 31, 2005, the Company received CAD$50,000. Following a CAD$10,000 adjustment, the remaining balance of CAD$40,000 was received in January 2006. The Company has since wound up all remaining activities of CSA. On November 2, 2005, CSA filed for bankruptcy protection with the Superior Court of Quebec, district of Montreal. Pursuant to the Bankruptcy and Insolvency Act, CSA filed a notice of intention to make a proposal, by which the Company intended to settle its payables. All proceedings against CSA were stayed.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Discontinued operations (continued)

Canadian Security Agency (2004) Inc. (continued)

All assets related to CSA were written down to their net recoverable amount or fair value as appropriate during the three month period ended September 30, 2005, resulting in a write-off of CAD$124,477, and all liabilities remained at their face value, being the amounts expected to be allowed under the bankruptcy proceedings.

On April 4, 2006, a meeting of the creditors was concluded with the unanimous approval of the settlement proposal brought forward by CSA. The settlement proposal was ratified by the Superior Court of Quebec on May 3, 2006. This proposal settled all outstanding liabilities of CSA for $249,688 (CAD$277,507). The settlement was funded from CSA cash on hand of $137,423 (CAD$153,061), and a payment of $112,265 (CAD$124,446) from Manaris. Subsequent to the settlement of CSA’s obligations under the approved proposal, a gain on settlement of CSA liabilities of $474,834 (CAD$532,953) was recognized in CSA.

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

The carrying values of the major classes of assets of discontinued operations, represented by cash and accounts receivable, were not significant as at June 30, 2007 and 2006. There were no recorded liabilities from discontinued operations as at June 30, 2007 and 2006.

Summary results of discontinued operations:

	Total		CLI		CSA
	2007	2006	2007	2006	2007	2006
	$	$	$	$	$	$

Revenues from Discontinued Operations	-	3,761,474	-	3,193,451	-	568,023
Pre-tax earnings (loss) from Discontinued Operations (1)	-	345,261	-	234,760	-	110,501

After-tax earnings (loss) from Discontinued Operations (1)	-	224,614	-	114,113	-	110,501
Loss on disposal of the CLI group	-	(74,977)	-	(74,977)	-	-
Results of Discontinued Operations	-	149,637	-	39,136	-	110,501

(1)	CSA includes gain on settlement of liabilities of $474,834 for the year ended June 30, 2006.

6.	Business Combinations

ITF

On April 18, 2006, Manaris, Avensys and Avensys Laboratories Inc (“ALI”), entered into an Asset Purchase Agreement (the “Agreement”) to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc., a designer and manufacturer of advanced photonic solutions based on proprietary all-fiber technology. The transaction represents the acquisition of a business, which adds complementary products to Avensys' current offerings and provides access to a new potential customer base. ITF Optical Technologies Inc. specializes in providing applications for submarine, military, telecom and industrial uses.

The purchase price paid for the manufacturing assets acquired by Avensys, pursuant to the ITF Agreement, was $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and $872,372 (CAD$1,000,000) of Manaris common stock (2,550,795 common shares).

The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on December 9, 2006 (“Free Date”). The holders of these shares are permitted to sell, in every three month period following the Free Date, the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Manaris on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares shall be permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Manaris on the date of the sale of the common shares is higher than a specified reference price, which is $0.342. The holders of the common shares shall also be permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date (“Period”), the holders of the common shares sell the common shares through the facilities of the OTCBB at a price which is less than the specified reference price, Manaris shall, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall, if any, between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Manaris equal to the cumulative shortfall. As of September 18, 2007, the estimated shortfall is approximately $160,000. The future payment of a shortfall amount, if any, will not have any impact on the earnings of the Company.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Business Combinations (continued)

ITF (continued)

ALI, Avensys' research and development partner, also pursuant to the ITF Agreement, purchased ITF Optical Technologies Inc.’s research and development assets and intellectual property rights (the "R&D assets") The consideration paid for the R&D assets was CAD$2,000,000 representing the fair market value of the R&D assets, payable in 580,000 shares of common stock of ALI and 2,000,000 shares of Class E preferred stock of ALI (the "Avensys Laboratories Shares") issued to the former shareholders of ITF Optical Technologies Inc. (the "ITF Preferred Shareholders"). In the aggregate, the Avensys Laboratories Shares issued pursuant to the ITF Agreement represent 58% of the voting stock of ALI. As a result of the ITF Agreement, Avensys' ownership of the voting stock of ALI has decreased from 49% to 42%.

In connection with the ITF Agreement, the following additional agreements were also entered into:

•
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

•
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

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Business Combinations (continued)

ITF (continued)

The purchase price of the acquired assets was calculated as follows:

$
Manufacturing Assets
Cash	654,279
Fair value of Manaris shares issued	872,372
1,526,651
R&D Assets
Balance of purchase price payable	794,148
Fair Value of Derivative Instrument	503,814
1,297,962

Transaction Costs	139,493
2,964,106

The fair value of Manaris shares issued was determined based upon the average share price for a period of three days before and after the date the terms of the acquisitions were negotiated and announced, being April 4, 2006.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Business Combinations (continued)

ITF (continued)

The purchase price was allocated to the following assets and liabilities:

$

Current Assets	506,960
Depreciable Fixed Assets	2,599,190
Developed Technologies	209,509
Trade Name	111,738
Current Liabilities	(463,291)
2,964,106

The Company is amortizing the fair value of the purchased intangible assets on a straight-line basis over the remaining estimated useful life of five (5) years for Developed Technologies and seven (7) years for Trade Names.

Unaudited Pro Forma Results of Operations

The pro forma data of the Company set forth below is unaudited and gives effect to the ITF purchase transaction completed in fiscal 2006 as if it had occurred at the beginning of fiscal 2006 (being July 1, 2005). The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

June 30,
2006
(In thousands, except per share amounts)	$

Pro forma net revenues	13,227
Pro forma net loss applicable to common shareholders	(17,257)
Pro forma net loss per share (basic and diluted)	(0.24)

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

7.	Property and Equipment

	June 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

Automotive equipment	41,951	31,035	10,916
Computer equipment	484,675	436,862	47,813
Furniture and fixtures	343,047	328,306	14,741
Laboratory equipment	1,998,053	429,231	1,568,822
Leasehold improvements	437,836	179,548	258,288
Machinery and office equipment	773,965	498,694	275,271
Software	148,750	87,615	61,135
Capital leases - computer equipment	96,617	53,630	42,987
Total property and equipment	4,324,894	2,044,921	2,279,973
Depreciation during the year			532,064

	June 30, 2006
		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

Automotive equipment	43,141	24,845	18,296
Computer equipment	470,631	395,952	74,679
Furniture and fixtures	327,787	309,461	18,326
Laboratory equipment	2,762,980	323,812	2,439,168
Leasehold improvements	383,364	73,408	309,956
Machinery and office equipment	315,328	184,581	130,747
Software	127,632	61,755	65,877
Capital leases - computer equipment	49,039	23,686	25,353
Total property and equipment	4,479,902	1,397,500	3,082,402
Depreciation during the year			270,270

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

8.	Intangible Assets

The following table presents details of the Company’s purchased intangible assets with definite lives:
	June 30, 2007
	Weighted Average		Accumulated
	Life in Years	Cost	Amortization	Net Book Value
		$	$	$

Technology	3.75	225,418	56,354	169,064
Customer relationships	7.67	4,825,298	1,125,903	3,699,395
Trade name	5.75	120,222	21,468	98,754
Total intangible assets	7.46	5,170,938	1,203,725	3,967,213

	June 30, 2006
	Weighted Average		Accumulated
	Life in Years	Cost	Amortization	Net Book Value
		$	$	$

Technology	4.80	209,509	8,313	201,196
Customer relationships	8.97	4,286,704	839,106	3,447,598
Trade name	6.80	111,738	3,260	108,478
Total intangible assets	8.68	4,607,951	850,679	3,757,272

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows:

$
2008	544,789
2009	544,789
2010	544,789
2011	533,518
2012	499,705
Thereafter	1,299,623

3,967,213

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Intangible Assets (continued)

The changes in the carrying amount of intangible assets during the years ended June 30, 2006, and 2007 are as follows:

Balance as of June 30, 2005	2,931,984
Acquisition of intangible assets	321,247
Adjustment upon finalization of purchase price allocation (1)	1,387,841
Impairment of intangible assets during fiscal 2006 (2)	(107,715)
Amortization during year	(776,085)
Balance as of June 30, 2006	3,757,272
Adjustment following correction of an error (Note 3)	554,017
Impact of foreign exchange	168,693
Amortization during year	(512,769)
Balance as of June 30, 2007	3,967,213

(1)
During the second quarter of fiscal 2006, the Company completed the purchase price allocation related to the acquisition of Avensys, which resulted in an increase in the carrying value of customer relationships and a corresponding decrease in goodwill.

(2)
Management recorded an intangible assets impairment charge of $107,715 in the Consolidated Statement of Operations for the year ended June 30, 2006 relating to intangible assets of Manaris which were no longer in use.

9.	Goodwill

The changes in the carrying amount of goodwill pertaining to Avensys during the years ended June 30, 2006 and 2007 is as follows:

Balance as of June 30, 2005	6,679,608
Impairment of goodwill	(1,529,767)
Adjustment of goodwill following finalization of Avensys purchase price
allocation	(1,387,841)

Balance as of June 30, 2006	3,762,000

Adjustment following correction of an error (Note 3)	171,736
Impact of foreign exchange	183,136

Balance as of June 30, 2007	4,116,872

During the fourth quarter of fiscal 2006, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit’s present value of expected future cash flows. As the carrying amount exceeded the estimated fair value, the fair value was allocated to the reporting unit’s underlying assets and liabilities, and management then determined that the carrying value of the goodwill exceeded the implied fair value of the goodwill. Accordingly, the Company recorded a goodwill impairment charge (labeled "Loss on Impairment of Goodwill") of $1,529,767 in the Consolidated Statement of Operations for the fiscal year ended June 30, 2006. Management believes this impairment arose primarily as a result of an increase in the timeframe for realizing growth objectives and anticipated cash flows of the Avensys reporting unit.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Intangible Assets (continued)

During the fourth quarter of fiscal 2007, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys reporting unit against its carrying amount, including the goodwill. Measurement of the fair value was based on the reporting unit’s present value of expected future cash flows. As the estimated fair value exceeded the carrying amount, Management determined that there was no adjustment necessary to the reporting unit’s underlying assets and liabilities and the goodwill recorded.

10.	Balance Sheet Details

	June 30,	June 30,
	2007	2006
	$	$
Other Receivables
Investment tax credits receivable	1,081,787	117,190
Sales tax receivable	39,825	151,332
Grants receivable	9,877	-
Other	35,752	107,220

	1,167,241	375,742

Inventories
Raw materials	726,484	635,405
Work in process	179,659	120,864
Finished goods	572,692	807,536
	1,478,835	1,563,805

Accounts Payable and Accrued Liabilities
Accounts payable	2,961,952	3,911,609
Payroll and benefits	585,909	184,785
Income taxes payable	4,188	1,794
Rent payable	34,648	12,894
Deferred revenue	173,517	151,272
Lease termination	78,323	-
Other	154,310	404,504

	3,992,847	4,666,858

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

11.	Variable Interest Entity

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

During the year ended June 30, 2005, Avensys transferred its research activities to Avensys Laboratories Inc. (“ALI”). Avensys owned at the time 49% of ALI and the two entities entered into an agreement (the “ALI Agreement”) whereby ALI would perform research and development activities for Avensys. The ALI Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide Avensys with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $429,037 (CAD$500,000). ALI provided research & development for Avensys only. However, it may also have entered into agreements with third parties. ALI has no financing other than amounts received from Avensys.

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

ITF Laboratories Inc. provides research & development to Avensys and other parties. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the year ended June 30, 2007, since Avensys is the primary beneficiary. The impact of including the accounts of ITF Laboratories Inc. in the consolidated balance sheet as at June 30, 2007 consists of additions to current assets of $1,862,614 (June 30, 2006 - $967,397), net property and equipment of $903,564 (June 30, 2006 - $1,201,358), intangible assets of $344,892 (June 30, 2006 - $343,717) and current liabilities of $867,218 (June 30, 2006 - $1,138,306). The impact on the consolidated statement of operations for years ended June 30, 2007 and 2006 was an increase in revenue of $1,595,618 and approximately $180,000, respectively, an increase in expenses of $760,553 and approximately $1,300,000, respectively, and an increase in the income tax benefit from refundable investment tax credits of $1,217,948 and $351,242, respectively. The increase in expenses includes an amount for research and development expenses of $746,111 and approximately $1,100,000, respectively.

12.	Related Party Transactions and Balances

The total amount due to a shareholder of the Company at June 30, 2007 is $40,000 (June 30, 2006 - $40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

13.	Bank and Other Loans Payable

Avensys maintains a line of credit from a financial institution for an authorized amount of $1,276,516 (CAD$1,360,000), which bears interest at the Canadian bank prime rate (June 30, 2007 - 6%; June 30, 2006 - 6%) plus 1.5%. The outstanding balance under the line of credit as at June 30, 2007 amounted to $253,125 (CAD$269,679) (June 30, 2006 $967,004 - CAD$1,078,209). Avensys has designated its accounts receivable totaling $3,666,040 (CAD$3,905,799) and inventories totaling $1,478,835 (CAD$1,575,551) as collateral for the line of credit. According to terms of the credit agreement, the Company is subject to certain financial covenants which were all respected as at June 30, 2007.

In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement (“Agreement”) with C-Chip to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 4, the balance outstanding under the facility as at June 30, 2007 was reduced to $708,245 (CAD$754,564) (June 30, 2006 $1,364,692 - CAD$1,521,632).

Avensys obtained investment tax credit financing during fiscal 2007 in the form of a demand loan in the amount of $397,099.(CAD$460,000) Avensys repaid $304,231 (CAD$361,058) of the demand loan during the fiscal 2007 leaving a balance owing at June 30, 2007 of $92,868. The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Laboratories Inc.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

14.	Balance of Purchase Price and Derivative Liability on ITF Purchase

Since the acquisition of ITF (see Note 6), the Company has recorded a balance of purchase price payable and derivative liability related to an embedded conversion option.

The Preferred Shareholder arrangement entitling the ITF Preferred Shareholders to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been originally measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value is accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the Preferred Shareholders could require a payment. The carrying value of the note as at June 30, 2006 was $877,675. The carrying value of the note as at June 30, 2007 was $1,194,096. The embedded conversion option has been classified as a liability and was originally recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $458,271 as of June 30, 2006. The fair value of this embedded conversion option was $17,045 as of June 30, 2007. The fair value of the embedded conversion option is determined by using the Black-Scholes model.

15.	Long-Term Debt

	June 30,	June 30,
	2007	2006
	$	$

Mortgage loan secured by Avensys’ intangible and movable tangible assets (June 30, 2007-CAD$245,000), bearing interest at the lender's prime rate (June 30, 2007 - 8.25%; June 30, 2006 - 8.0%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in May 2010	229,961	295,067
Capital lease obligations (June 30,2007-CAD$41,304), bearing interest between 6.17% and 9.83%, maturing between October 2007 and May 2010	38,768	25,353
Note payable (June 30, 2007-CAD$0), non-interest bearing, payable in monthly instalments of $691, unsecured, matured in April 2007	-	6,197
	268,729	326,617
Less: Current portion of long-term debt	94,317	103,717
Long-term debt	174,412	222,900

Principal payments on long-term debt and capital leases are as follows:

$
2008	94,317
2009	92,637
2010	81,775
2011	-
2012	-
Total	268,729

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

16.	Convertible Debentures

	June 30,	June 30,
	2007	2006
	$	$
Series A Senior Secured Convertible Debentures bearing interest at 7%, capital repayments for 20 months beginning June 16, 2005, interest payable each June and
December, maturing January 31, 2007, original principal amount of $4,675,000 (Note
16 (a))	-	188,328
Series B Subordinated Secured Convertible Debentures (original principal amount of
$3,622,143) and Original Issue Discount Series B Subordinated Secured Convertible
debentures (original principal amount equal to 15% of the Series B debentures),
maturing February 11, 2009 (Note 16 (b))	2,470,867	-

Unsecured Convertible Debentures bearing interest at 15%, maturing September 1,
2007, original principal amount of $457,575 (CAD$487,500) (Note 16 (c))	-	399,563
Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008,
original principal amount of $375,446 (CAD$400,000) (Note 16 (c))	373,110	343,109
	2,843,977	931,000
Less: Current portion of convertible debentures	1,568,519	587,891
Convertible debentures	1,275,458	343,109

Principal payments on the convertible debentures for the next five years are as follows:

$
2008	1,568,519
2009	1,275,458
2010	-
2011	-
2012	-
Total	2,843,977

a)	Series A Senior Secured Convertible Debentures

On February 16, 2005, the Company issued Series A Senior Secured Convertible Notes (“Series A Notes”) and Series E and F Warrants (see Note 18(b)) for an aggregate principal amount of $4,675,000.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated $1,863,870 to the Warrants Series E, $339,456 to the Warrants Series F and recognized an embedded beneficial conversion feature of $2,470,674 accounted for as additional paid-in capital and an equivalent discount against the Notes. The carrying amount of the Notes was being increased monthly by periodic accretion under the effective interest method. At the time of issuance, the Company was obligated for the entire contractual balance of the Notes of $4,675,000. At June 30, 2007, the outstanding principal amount on the Notes was zero as a result of the last monthly installment having been made in January 2007.

These Series A Notes bore interest at 9% per year from February 16, 2005 until the first principal payment date on June 16, 2005 and 7% per year after this date. The principal amount on these Notes was payable in twenty (20) equal monthly installments of $233,750 subject to certain adjustments. Interest on these Notes was payable on the last day of June and December of each year commencing on June 30, 2005.

All payments of interest could be made, at the option of the Company, (a) in cash; (b) by the issuance of additional Series A Notes in the principal amount equal to the interest payment due; or (c) in shares of common stock of the Company valued at 90% of the average price of such security in the most recent five trading days (“Market Price”).

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Convertible Debentures (continued)

Series A Senior Secured Convertible Debentures (continued)

All payments of principal could be made, at the option of the Company, (a) in cash with a premium equal to 10% of the cash amount paid; or (b) in shares of common stock of the Company valued at 85% of the Market Price.

All payments made by the issuance of shares were acceptable only if the related shares of the Company had first been registered with the Securities and Exchange Commission.

The holders of these Series A Notes had the right, at their option at any time, to convert some or all of the Notes including the principal amount and the amount of any accrued but unpaid interest into a number of common shares of the Company valued initially at $0.65 per share, subject to certain adjustments as described in the purchase agreement. As part of a special warrant offering, the conversion price on such notes was reduced to $0.35.

In connection with the placement of these Series A Notes, the Company issued Warrant Series: IB1, IB2, IB3, IB4, and IB5 granting the right to acquire up to 881,538 shares of the Company’s common stock at prices ranging from $0.01 to $0.76 per share subject to certain adjustments, (see Note 18(b)) and expiring from three months following the date of their Registration until February 16, 2010.

The Company valued the warrants at $486,586 and recognized this amount to additional paid in capital of Warrants Series IB1, IB2 and, IB3, IB4, and IB5 and as deferred issue expenses for the Series A Notes and issue expenses for the Warrants Series E and F.

To secure payment of the principal amount of the Series A Notes and the interest thereon, the Company hypothecated, in favor of the note holders, the universality of all of the immovable and movable assets, corporeal and incorporeal, present and future of the Company. As a result of the last monthly installment having been made in January 2007, the security relating to the Series A Notes has been released.

The purchase agreement with respect to these Notes contained certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of liens other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) for so long as at least $2,500,000 principal amount of these Notes remained outstanding, the Company shall not, without the consent of holders representing at least 50% of the then outstanding principal amount, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness or issue other securities that rank senior to these Notes provided however that the Company could have outstanding bank debt.

b)	Series B Subordinated Secured Convertible Debentures

On August 11, 2006, the Company entered into a Note and Warrant Purchase Agreement for the sale of Series B Subordinated Secured Convertible Notes (“Series B Notes”), for a principal amount of $2,112,917, Original Issue Discount Series B Subordinated Secured Convertible Notes (“OID Notes”), for a principal amount of $316,938, and Series Y and Z Warrants (see Note 17(b)). Such amounts represented the first tranche of the debt financing. On November 17, 2006, the Company received the second tranche of the Series B Notes, for a principal amount of $1,509,226, and OID Notes, for a principal amount of $226,384. After deducting commissions and other debt issue expenses, the net proceeds to the Company of the first tranche were $1,819,612 and were $1,360,238 for the second tranche.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company allocated, with respect to the first tranche, $14,179 to the Warrants Series Y, $266,168 to the Warrants Series Z, and recognized an embedded conversion option feature of $608,440. The warrants and the embedded conversion option feature components are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $1,064,461 and to the OID Notes in the amount of $159,669. The Company also allocated $84,049 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The Company allocated, with respect to the second tranche, $6,146 to the Warrants Series Y, $120,870 to the Warrants Series Z, and recognized an embedded conversion option feature of $236,230. The warrants and the embedded conversion option feature components, as in the first tranche, are accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $996,504 and to the OID Notes in the amount of $149,476. The Company also allocated $37,948 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The carrying amounts of the Series B Notes and the OID Notes are being increased monthly by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the warrants and the embedded conversion option feature at the issue date and uses the same model to value these elements on a quarterly basis At June 30, 2007, the outstanding principal amount on the Notes was $3,286,100.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

The following table illustrates the values of the various components at the issue dates, August 11, 2006 for the first tranche and November 17, 2006 for the second tranche, and the balance sheet date, June 30, 2007.

			Value at August 11,	Value at November	Value at June
	Issue Date	Expiry Date	2006	17, 2006	30, 2007
Derivative Liabilities			$	$	$
Series B Notes	8/11/2006	2/11/2009	529,078		5,448
OID Notes	8/11/2006	2/11/2009	79,362		817
Series B Notes	11/17/2006	2/11/2009		205,417	4,447
OID Notes	11/17/2006	2/11/2009		30,813	667
Series Y Warrants	8/11/2006	11/9/2010	14,179		612
Series Z Warrants	8/11/2006	11/9/2010	266,168		15,412
Series Y Warrants	11/17/2006	11/9/2010		6,146	436
Series Z Warrants	11/17/2006	11/9/2010		120,870	11,009
			888,787	363,246	38,848

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	8/11/2006	2/11/2009	1,064,461		1,175,220
OID Notes	8/11/2006	2/11/2009	159,669		176,283
Series B Notes	11/17/2006	2/11/2009		996,504	980,464
OID Notes	11/17/2006	2/11/2009		149,476	138,900
			1,224,130	1,145,980	2,470,867

Value of Series B Notes			2,112,917	1,509,226	2,509,715

Derivative Liabilities (Placement Fees)
Series W Warrants	8/11/2006	11/9/2010	60,920		3,705
Series Y Warrants	8/11/2006	11/9/2010	1,170		50
Series Z Warrants	8/11/2006	11/9/2010	21,959		1,272
Series W Warrants	11/17/2006	11/9/2010		27,552	2,646
Series Y Warrants	11/17/2006	11/9/2010		502	36
Series Z Warrants	11/17/2006	11/9/2010		9,894	908
			84,049	37,948	8,617

Total Derivative Liabilities			972,836	401,194	47,465

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

The Series B Notes and OID Notes mature thirty (30) months from the date of issuance (the "Maturity Date") and are convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Series B Notes and OID Notes are subject to adjustment for certain events, including dividends, distributions or split of the Company's common stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company is required to make principal payments equal to one-ninth of the aggregate principal amount of the Series B Notes and OID notes on a quarterly basis commencing February 1, 2007. The Company may pay the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Series B and OID noteholders, upon notification by the Company that they will be repaid in shares at the particular repayment date, may elect the date, without limitation, upon which to base the number of common shares to be received for the principal amount owing at the repayment date. At June 30, 2007, Series B and OID principal, for which noteholders had not accepted their common shares as repayment, amounted to $46,296 and has been included in the carrying value of the subordinated secured convertible debentures. Such amount was converted to common shares on July 18, 2007 resulting in an additional 649,955 common shares being issued to repay the principal amount.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

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

Subsequent to the year end, as described in Note 23, the Company redeemed its outstanding Series B and Series B OID Notes.

c)	Unsecured Convertible Debentures

With the acquisition of Avensys, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of Manaris. Pursuant to the conversion agreement, the Company has filed a registration statement that includes the said shares. On October 9, 2006, the Company’s registration statement became effective enabling the shares to be issued The shares were issued on April 2, 2007.The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares which equalled $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $346,440 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At June 30, 2007, the discount related to the conversion feature is $2,336 (June 30, 2006 - $15,635).

17.	Common Stock

At June 30, 2007, the Company is authorized to issue 500,000,000 shares of common stock. At June 30, 2007, the Company has 93,437,654 (June 30, 2006 - 77,671,281) common shares issued and outstanding and 406,562,346 common shares available for issuance.

For the year ended June 30, 2007:

a)	In the third and fourth quarters of fiscal 2007, the Company issued 12,450,353 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In April 2007, pursuant to the conversion of the unsecured convertible debentures described in Note 16(c), the Company issued 1,654,394 common shares.

c)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

d)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for principal payment.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Common Stock (continued)

e)
During the first quarter of fiscal 2007, the Company issued 1,277,558 common shares in connection with the Series A Notes. Of that amount, 1,094,949 common shares with a fair value of $341,458, were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded upon issuance of shares and the $341,458 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. Also, a total of 182,609 common shares, with a fair value of $58,410, were issued for interest payments. Since the Company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded upon issuance of shares.

f)
In September 2006, pursuant to the ITF transaction and in connection with the Company’s failure to file the required registration statement within the time period required by the Asset Purchase Agreement, the Company issued 255,079 restricted common stock shares to the ITF preferred shareholders. The fair value of the shares at the issue date that was expensed in the financial statements was $73,463.

g)	In August 2006, the Company issued 82,934 common shares to settle outstanding payables in the amount of $25,709.

For the fiscal year ended June 30, 2006:

a)	The Company issued 1,758,000 common shares for total proceeds of $100,013 from the exercise of stock options.

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

c)	The Company issued 7,525,124 common shares for total proceeds of $2,309,296 following the exercise of 7,525,124 warrants.

d)
A total of 257,000 stock options were exercised after issuance to settle outstanding payables in the amount of $105,501. The fair value of the options issued was $136,860 resulting in a loss of $31,359, which has been charged to other expense.

e)
In February 2006, the Company issued 631,038 common shares valued at $224,397 as the repayment of secured convertible debentures with a principle amount of $224,397 in accordance with the original terms of the debt. Since the Company had been accounting for this debt on the basis that the principal payments would be made in shares, no gain or loss was recorded.

f)	In April 2006, the Company issued 2,550,795 restricted common shares having a value of $872,372 for the acquisition of ITF assets. (Note 6)

g)
In April 2006, the Company cancelled 70,000 restricted common shares out of 120,000 restricted common shares issued in May 2005 for consulting fees. These shares had originally been issued and held in escrow with 10,000 shares being released from escrow each month. Consequently, there was no unearned compensation expense to reverse upon cancellation.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Common Stock (continued)

Common stock reserved for issuance at June 30, 2007, before and after taking into consideration the effect of the redemption of the Series B Notes and OID Notes, as described in Note 23 (e), the exercise on a cashless basis of the Series G and I warrants, as described in Note 23 (b), the new Employee Stock Plan, as described in Note 23 (c), and the augmentation of the 2006 Non Qualified Stock Option Plan, as described in Note 23 (d), were as follows:

	2007(Note 23) (1)	2007	2006
	(Unaudited)

Stock Options
Options outstanding	8,661,070	8,661,070	4,486,750
Reserved for future issuance	5,365,244	365,244	4,539,564

Stock Plan
Reserved for future issuance	4,000,000	-	-

Warrants	15,099,037	17,752,882	13,015,714

Conversion of Series A Notes	-	-	2,487,593

Conversion of Series B Notes and OID Notes	649,955	48,325,000	-

Conversion of unsecured convertible debentures	330,251	330,251	1,984,645

	34,105,557	75,434,447	26,514,266

(1) June 30, 2007 adjusted for impact of subsequent events.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

18.	Stock Options and Warrants

a)	Stock Options

Under the Manaris 2006 Nonqualified Stock Option Plan (‘Plan”), the Company may grant options to its Directors, Officers and employees for up to 15,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion. Subsequent to the year end, as described in Note 23 (d), the Plan was amended and restated as the Amended and Restated 2006 Nonqualified Stock Option Plan and augmented by 5,000,000 stock options.

During the year ended June 30, 2007, 4,499,069 (June 30, 2006 - 1,863,000) stock options were granted to employees and directors.

During the year ended June 30, 2007, 64,834 (June 30, 2006 - 915,000) stock options were granted to non-employees.

During the year ended June 30, 2007, 64,834 stock options were granted to non-employees with exercise prices below the market price (64,834 stock options granted at .00001) on the respective grant dates. During the year ended June 30, 2006, 915,000 stock options were granted to non-employees with exercise prices below the market price (915,000 stock options granted at .00001) on the respective grant dates. During the year ended June 30, 2006, no stock options were granted to non-employees with exercise prices at the market price on the respective grant dates. During the year ended June 30, 2006, 800,000 stock options were granted to employees and directors with exercise prices below the market price (800,000 stock options granted at .00001) on the respective grant dates.

During the year ended June 30, 2007, a certain director resigned and is no longer providing any services to Manaris. Under his stock option agreement, the director forfeited the stock options that would have vested beyond his termination date and the Company also reverses the respective stock-based compensation expense that was expensed for the forfeited stock options.

A summary of the changes in the Company’s common share stock options is presented below:

	June 30, 2007		June 30, 2006
		Weighted		Weighted
		average		average
	Number of	exercise price	Number of	exercise price
	options	($)	options	($)
Balance at beginning of the period	4,486,750	0.60	3,842,500	0.65
Granted	4,563,903	0.22	2,778,000	0.14
Exercised	-	-	(2,015,000)	(0.05)
Forfeited	(389,583)	(0.25)	(118,750)	(0.78)
Balance at end of the period	8,661,070	0.42	4,486,750	0.60

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Stock Options and Warrants (continued)

Additional information regarding options outstanding as at June 30, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise prices	Number of	Weighted average remaining contractual	Weighted average exercise price	Number of	Weighted average exercise price
$	shares	life (years)	$	shares	$
0.00 - 0.25	2,464,131	7.58	0.15	2,340,078	0.15
0.26 - 0.50	3,078,189	6.63	0.31	1,724,780	0.33
0.51 - 0.75	1,895,000	1.96	0.67	1,895,000	0.67
0.76 - 1.00	1,223,750	2.26	0.83	1,223,750	0.83
	8,661,070	5.26	0.42	7,183,608	0.45

The weighted average fair value of options granted for the years ended June 30, 2007 and 2006 was $0.18 and $0.32, respectively, as summarized below.

	Number of options	Weighted average exercise price	Weighted average grant-date fair value
Options granted during the year ended June 30,
2007, exercise prices below market price at time of
grant	64,834	0.00001	0.17
Options granted during the year ended June 30,
2007, exercise prices equal to market price at time of
grant	4,499,069	0.23	0.18
Options granted during the year ended June 30, 2007	4,563,903	0.22	0.18

	Number of options	Weighted average exercise price	Weighted average grant-date fair value
Options granted during the year ended June 30, 2006, exercise prices below market price at time of grant	1,715,000	0.00001	0.39
Options granted during the year ended June 30, 2006, exercise prices equal to market price at time of grant	1,063,000	0.36	0.21

Options granted during the year ended June 30, 2006	2,778,000	0.14	0.32

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Stock Options and Warrants (continued)

Commencing July 1, 2006 and as described in the Company’s accounting policy relating to stock-based compensation, the Company began to expense the compensation cost relating to employee share-based payment transactions The Company recognized stock-based compensation for employees and directors in the amount of $442,185 for the year ended June 30, 2007. The Company recognized stock-based compensation for non-employees in the amount of $11,021 and $490,795 for the years ended June 30, 2007 and 2006, respectively. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $396,588 for the year ended June 30, 2006 as described in the following table:

Year ended
June 30, 2006
$
Net loss applicable to common stockholders	(14,099,739)
Add: Stock-based compensation expense included in net loss - as reported	490,795
Less: Stock-based compensation expense determined under fair value method	(887,383)

Net loss applicable to common stockholders - pro forma	(14,496,327)

Net loss per share (basic and diluted) - as reported	(0.20)

Net loss per share (basic and diluted) - pro forma	(0.21)

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Stock Options and Warrants (continued)

As a result of the adoption of SFAS 123(R), the Company’s fiscal 2007 financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

Year ended
June 30, 2007
$
Net Loss from Continuing Operations	442,185

Net Loss	442,185

Net Loss applicable to common stockholders	442,185

Net Loss from continuing operations per share - Basic
and Diluted	0.01

Net Loss per share - Basic and Diluted	0.01

The fair value of the options granted during the year was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Year ended
	June 30,
	2007	2006
Risk - free interest rate	4.33%	3.28%
Expected volatility	100.00%	100.95%

As at June 30, 2007, the Company has $342,193 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of two years (June 30, 2008 - $223,754 and June 30, 2009 - $118,439).

There were no stock options exercised during the year ended June 30, 2007. The Company received cash of $100,013 from stock options exercised during the year ended June 30, 2006. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at June 30, 2007

	Outstanding	Warrant exercise prices
Series E	1,803,333	0.31
Series G	3,797,976	0.05
Series H	890,593	0.35
Series I	3,797,976	0.05
Series J	1,781,184	0.50
Series W	711,492	0.35
Series Y	233,392	0.65
Series Z	3,500,865	0.45
IB-01	7,692	0.00001
IB-02	248,532	0.48
IB-03	374,171	0.53
IB-06	605,676	0.05
Total	17,752,882	0.25

Changes in the warrants outstanding for the year ended June 30, 2007 are as follows:
Exercise prices	0.00001	0.05	0.31	0.35	0.45	0.48	0.50	0.53	0.59	0.65	0.67	Total

Balance at June 30, 2006	7,692	-	-	6,890,400	-	-	5,579,160	-	215,385	-	323,077	13,015,714
Ratchet pricing effect	-	8,201,628	1,803,333	(5,999,807)	-	248,532	(3,797,976)	374,171	(215,385)	-	(323,077)	291,419
Granted	-	-	-	711,492	3,500,865	-	-	-	-	233,392	-	4,445,749
Exercised	-	-	-	-	-	-	-	-	-	-	-	-

Expired	-	-	-	-	-	-	-	-	-	-	-	-

Balance as at June 30, 2007	7,692	8,201,628	1,803,333	1,602,085	3,500,865	248,532	1,781,184	374,171	-	233,392	-	17,752,882
Weigthed Average
remaining contractual life
(years)	2.63	2.78	2.64	2.99	3.36	2.63	2.63	2.63	-	3.36	-	2.83

Subsequent to the year end, as described in Note 23 (b), the holders of Series G and Series I warrants exercised, on a cashless basis, 2,653,845 warrants, respectively. The exercise price of the Series G and Series I warrants, on a cashless basis, was $0.052. The contractual provisions of the Series G warrants stipulate that for each such warrant exercised, a new Series K warrant shall be issued carrying exercise price of $0.70. Therefore, as a result of the exercise of 2,653,845 Series G warrants, 2,653,845 Series K warrants were issued to the same holders of such warrants. There remains 1,144,131 Series G and Series I warrants outstanding.

Certain warrants issued by the Company contain either full ratchet or weighted average ratchet provisions, which reduce the exercise price of the warrant and/or increase the number of shares issuable on exercise, if common stock is issued by the Company below the existing exercise price of those warrants. Certain warrants do not contain ratchet provisions and their exercise price is not adjusted. The reconciliation of warrants, with respect to outstanding amounts and exercise prices, reflects the effect of changes in the number of warrants and their exercise price that have occurred as a result of the existing full ratchet and weighted average ratchet provisions contained in the original warrant agreements.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Stock Options and Warrants (continued)

Warrants outstanding as at June 30, 2006
	Outstanding	Warrant exercise prices
Series E	1,596,155	0.35
Series G	3,797,976	0.35
Series H	890,593	0.35
Series I	3,797,976	0.50
Series J	1,781,184	0.50
IB-01	7,692	0.00001
IB-02	215,385	0.59
IB-03	323,077	0.67
IB-06	605,676	0.35
Total	13,015,714	0.48

Changes in the warrants outstanding for the year ended June 30, 2006 are as follows:

Range of exercise prices	0.00001	0.001	0.35	0.50	0.59	0.63	0.67	0.70 - 1.10	Total
Balance at June 30, 2005	120,192	-	-	-	215,385	107,693	343,077	13,604,307	14,390,654
Repriced	-	-	13,604,307	-	-	-	-	(13,604,307)	-
Granted	-	52,289	5,294,245	5,579,160	-	-	-	-	10,925,694
Exercised	(112,500)	(52,289)	(7,360,335)	-	-	-	-	-	(7,525,124)
Expired	-	-	(4,647,817)	-	-	(107,693)	(20,000)	-	(4,775,510)

Balance as at June 30,
2006	7,692	-	6,890,400	5,579,160	215,385	-	323,077	-	13,015,714
Weighted Average
remaining contractual
life (years)	3.6	-	3.2	3.6	3.6	-	3.6	-	3.4

In July 2005, the company completed a special warrant offering to certain of the company’s warrant holders. Under the terms of the offer, the exercise price of 13,604,307 warrants held by holders participating in the offer was reduced to $0.35. In connection with this offer, a total of 7,360,335 warrants were exercised for total proceeds amounting to $2,576,118. Upon exercise of the warrants under the offer, the holders collectively received 4,688,566 new warrants at an exercise price of $0.35 per share and 5,579,160 warrants at an exercise price of $0.50 per share.

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

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
 June 30, 2007

19.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five years are as follows:

$
2008	449,456
2009	379,148
2010	253,971
2011	12,561
2012	-
1,095,136

The Company leases premises for its various offices located across Canada. Total rent expense was $647,955 and $400,934 for the year ended June 30, 2007 and 2006, respectively. Total rent expense for the year ended June 30, 2007 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $111,893 was recorded, calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%. The amount will be amortized over the remaining period of the lease which expires on May 31, 2010.

Litigation and Settlement Costs

i)
On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $256,530 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company is in the process of preparing its response and intends to contest the case vigorously.

ii)
On March 29, 2007, a lawsuit was filed by Gestion Cheers (Pointe-Claire) Inc. under Quebec Law in the Superior Court of Quebec against Canadian Security Agency (2004) Inc. (“CSA”), a former operating subsidiary of Manaris. The plaintiff is suing CSA, amongst other parties, as a defendant in warranty and is claiming a total amount of $585,414 (CAD $623,700). The Company responded and obtained the Court’s rejection of the case.

iii)
On September 27, 2006 our subsidiary C-Chip received a letter claiming that the Company is infringing on a patent of another similar device to that being sold by C-Chip. C-Chip responded to the alleged claim, following which verbal communications were exchanged between the parties. No further legal action or claim has been undertaken by either of the parties.

iv)
A lawsuit was originally filed on December 3, 2002 with the Quebec Labor Commission alleging wrongful dismissal. The former employee was claiming an indemnity of approximately $143,498 (CAD $160,000). The case was brought before the Quebec Court of Appeal, which ordered Avensys in August 2006 to follow the Quebec Labor Tribunal's decision, and pay an indemnity of $160,731 (CAD $179,215) to the former employee. This indemnity was recorded as a liability in the consolidated financial statements of the Company as at June 30, 2006. During the Fiscal year 2007, payments were made to the former employee and the matter was discharged for approximately the same amount as was accrued in the preceding fiscal year.

20.	Research and Development Investment Tax Credits

The Company’s investment tax credit claims previously calculated for the fiscal year ended June 30, 2006 have been reviewed by the tax authorities, and as a result of this review, the Company has collected $475,193 more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excess as a further reduction of the income tax provision for fiscal 2007.

The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

21.	Segment Disclosure

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

	Fiber &	Credit
For the year ended June 30, 2007	Monitoring	Management	Consolidated
Net revenues from external customers	16,576,124	2,164,437	18,740,561

Cost of revenues	10,473,196	1,753,608	12,226,804
Marketing and sales expense	2,126,108	101,337	2,227,445
Administrative expense	1,287,346	325,372	1,612,718
Research & development	1,571,572	-	1,571,572
Depreciation & amortization	305,209	24,509	329,718

Direct costs	15,763,431	2,204,826	17,968,257

Direct contribution	812,693	(40,389)	772,304
Other operating expenses & indirect costs of net revenues			(3,174,026)

Loss from Operations			(2,401,722)

Other income (expense)			372,269
Interest expense, net			(902,509)
Debenture accretion and change in fair value of derivative financial instruments			(658,630)
Income Tax Benefit - Refundable tax credits (1)			1,217,948
Non-Controlling Interest			1,890

Net Loss from Continuing Operations			(2,370,754)

(1) - Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Segment Disclosure (continued)

	Fiber &	Credit
For the year ended June 30, 2006 (Restated) (2)	Monitoring	Management	Consolidated
Net revenues from external customers	10,179,426	319,079	10,498,505

Cost of revenues	7,059,045	405,665	7,464,710
Marketing and sales expense	1,918,171	394,327	2,312,498
Administrative expense	1,263,369	537,235	1,800,604
Research & development	1,105,484	775	1,106,259
Depreciation & amortization	197,492	5,440	202,932

Direct costs	11,543,561	1,343,442	12,887,003

Direct contribution	(1,364,135)	(1,024,363)	(2,388,498)
Other operating expenses & indirect costs of net revenues			(5,238,943)

Loss from Operations			(7,627,441)

Other income (expense)			(18,187)
Interest expense, net			(762,488)
Debenture accretion and change in fair value of derivative financial instruments			(3,991,229)
Income Tax Benefit - Refundable tax credits (1)			351,242
Non-Controlling Interest			(3,977)

Net Loss from Continuing Operations			(12,052,080)

(1) -	Relates entirely to the Research & Development activities of the Fiber & Monitoring segment.

(2) -
Starting in fiscal year 2007, the Company revised the measure of segment profit regularly reviewed by the Chief Operating Decision Maker. The new presentation adopted provides research and development expenses and depreciation and amortization for each reporting unit. The reporting units themselves have not changed from fiscal 2006. As a result, the fiscal year 2006 information originally presented has been restated to reflect the presentation adopted in the current year.

Revenue from two customers of the Company’s Fiber & Monitoring segment for the year ended June 30, 2007 and one customer for the year ended June 30, 2006, represented approximately $9,605,000 (Customer 1 represented approximately $6,855,000 and Customer 2 represented approximately $2,750,000) and $3,290,000, respectively, of which the outstanding receivable balances amounted to approximately $1,838,000 (Customer 1 represented approximately $1,024,000 and Customer 2 represented approximately $814,000) and $880,000 at June 30, 2007 and 2006, respectively.

The Company’s long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

	June 30,	June 30,
	2007	2006
	$	$
Fiber & Monitoring	10,340,652	10,523,564
Credit Management	-	22,567
All Other	23,406	55,543
Total long-lived assets	10,364,058	10,601,674

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the year ended June 30, 2007 and 2006 for the Americas include approximately $9,299,000 and $1,679,000, respectively, of sales to the United States of America and approximately $5,968,000 and $5,339,000, respectively, of sales to Canada. The revenues for Asia for the year ended June 30, 2007 and 2006 include sales of approximately $2,147,000 and $2,888,000, respectively, to China.

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Segment Disclosure (continued)

Geographic Information

	2007	2006
	$	$
Revenues
Americas	15,471,407	7,018,155
Europe	962,176	518,072
Asia	2,306,978	2,962,278
Total	18,740,561	10,498,505

22.	Income Taxes

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

A reconciliation of the benefit for income taxes at the combined U.S. and Canadian tax rate compared to the Company’s effective tax rate is as follows:

	June 30,
	2007	2006
	$	$
Income tax at Federal US statutory rate (recovery)	(1,220,801)	(4,215,777)

Increase (decrease) resulting from:
Stock based compensation not deductible	137,775	137,093
Change in valuation allowance	632,423	3,270,461
Impairment of goodwill	-	477,593
Research and development tax credits	(1,217,948)	(351,242)
Income tax rate differential of foreign subsidiaries	102,501	311,026
Change in income tax rate	-	47,115
Non-deductible items and other elements	348,102	(27,511)
Income tax benefit	(1,217,948)	(351,242)

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

Income Taxes (continued)

	June 30,
	2007	2006
	$	$
Deferred tax assets:
Net tax losses and scientific and experimental development expenses carried forward	7,349,975	6,049,110
Difference between book and tax depreciation	91,889	110,050
Reserves and accruals not deductible for tax purposes	-	345,599
Research and development tax credits	94,286	228,125
Total deferred tax assets	7,536,150	6,732,884
Valuation allowance	(6,216,450)	(5,584,027)
	1,319,700	1,148,857
Deferred tax liabilities:
Difference between book and tax depreciation	(1,071,869)	(893,155)
Long-term debt	(247,831)	(255,702)
Investment tax credits	-	-
Total deferred tax liabilities	(1,319,700)	(1,148,857)
Net tax assets	-	-

Approximately $1,000,000 of the valuation allowance disclosed above relates to losses incurred by Avensys prior to the date of the acquisition by Manaris. Accordingly, any reversal of this portion of the valuation allowance in future periods will be recorded as a reduction of goodwill and intangible assets when realized.

For Canadian income tax purposes, the Company has approximately $2,250,000 of Scientific Research and Experimental Development expenses available indefinitely to reduce taxable income in future years.

The Company's Canadian operating losses expire as follows:

$
2009	354,486
2010	2,238,863
2014	2,489,604
2015	6,532,362
2026	9,090,910
2027	2,378,405
23,084,630

Manaris Corporation
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2007

23.	Subsequent Events

a)	President of Subsidiary Company

On July 16, 2007, the Company announced the departure of the President of Avensys. The Company will accrue approximately $212,000 of salary expense and $64,684 in stock-based compensation expense in the first quarter of fiscal 2008 as a result of a mutually agreed upon severance agreement (“Agreement”). As part of the Agreement, the former President has 90 days from the date of the Agreement to exercise all vested stock options granted to him in prior periods.

b)	Cashless exercise of Series G and Series I warrants

In August 2007, the holders of Series G and Series I warrants exercised, on a cashless basis, 2,653,845 warrants, respectively, resulting in the issuance of 2,709,090 common shares. The exercise price of the Series G and Series I warrants, on a cashless basis, was $0.052. The contractual provisions of the Series G warrants stipulate that for each such warrant exercised, a new Series K warrant shall be issued carrying an exercise price of $.70. Therefore, as a result of the exercise of 2,653,845 Series G warrants, 2,653,845 Series K warrants were issued to the same holders of such warrants. There remains 1,144,131 Series G and Series I warrants outstanding.

c)	Employee Stock Plan

On August 21, 2007, the Company filed an S-8 with the Securities and Exchange Commission establishing an Employee Compensation Plan (“Plan”). The Plan is designed to retain employees, consultants, advisors and professionals (“Participants”) and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The Company registered 4,000,000 common shares under the Plan.

d)	Amended and Restated 2006 Non Qualified Stock Option Plan

On September 5, 2007, the 2006 Non Qualified Stock Option Plan was amended and restated to augment the Plan by 5,000,000 stock options.

e)	Redemption of Series B Notes and Series B OID Notes

During the first quarter of fiscal 2008, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes will have their exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that will provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds will be used to repay the secured loan facility, with the balance of funds to be used for working capital purposes. The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with a Warrant to purchase up to 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note a Warrant to purchase up to 5% of the Company’s outstanding common stock on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility.

In connection with the redemption of the Notes, the Company will record a non-cash charge of approximately $1.4 million in the first quarter of fiscal 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2006, Manaris Corporation (“Manaris” or the “Company”) dismissed PricewaterhouseCoopers LLP - Montreal Canada (the "Former Auditors") as the Company’s independent registered public accounting firm. The Company has engaged Raymond Chabot Grant Thornton LLP - Montreal, Canada (the "New Auditors"), as its new independent registered public accounting firm. The Company's decision to engage the New Auditors was approved by its Board of Directors on October 25, 2006.

The Former Auditors were engaged in January 2006. The report of the Former Auditors on the financial statements of the Company for the year ended June 30, 2006, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ opinion includes an explanatory paragraph regarding the existence of substantial doubt about the company’s ability to continue as a going concern.

During the Company's fiscal year ended June 30, 2006 and the subsequent interim period through the date of dismissal, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's fiscal year ended June 30, 2006 and the subsequent interim period through the date of dismissal, there were no disagreements with the Former Auditors on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Auditors would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Auditors regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Auditors that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)    Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls, including any correction action with regard to significant deficiencies and material weakness.

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

ITEM 9B.	OTHER INFORMATION.

On August 14, 2006 we filed a Registration Statement that relates to the resale by the selling stockholders of 4,766,343 shares of our common stock.

Pursuant to the ITF transaction we did not file the required registration statement within the time period required, as a result we issued 255,080 restricted common stock shares, on September 12, 2006, as set out in the Purchase Agreement.

On November 9, 2006, we filed a Registration Statement that relates to the resale by the selling stockholders of 24,319,497 shares of our common stock.

PART III

ITEM 10.	DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OFFICERS AND DIRECTORS

On February 13, 2007, Marc Bouchard resigned as member of the Board of Directors of Manaris Corporation (the "Company"), effective immediately. Mr. Bouchard had served as Director since January 13, 2006. There was no disagreement or dispute between Mr. Bouchard and the Company which led to his resignation. On February 14, 2007, the Company retained the services of Toll Cross Securities, of which Mr. Bouchard is President and Founder, to act as financial consultants for the Company.

The directors and officers, their ages and positions held as of June 30, 2007 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held
John Fraser	61	President, Chief Executive Officer and Director
Jos J. Wintermans	60	Director
Bernard Bougie	58	Director
John H. Simons	68	Director, and Chairman of the Board

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

John Simons, Chairman of the Board of Directors, has been Chairman of the Board since August 2006. Mr. Simons is President of John H. Simons Consultants Inc, a management consulting firm that provides management consulting services to both public and private high-technology companies, and is also a director of DALSA Corporation. He was also Chairman of the Board of ITF Optical Technologies Inc. and of ISR Technologies Inc. and was a Partner in GTI Capital Inc. Until 2002, Mr. Simons served as Chairman of the Board of Ad Opt Technologies Inc. and was Chairman of Engenuity Technologies Inc. until 1998. Prior to June 1994, Mr. Simons was President and Chief Executive Officer of Canadian Marconi Company. Mr. Simons has extensive experience in the aerospace, electronics and telecommunications industries.

John Fraser, Director, President and Chief Executive Officer, has served as a Director since January 2003 and as our Secretary and Treasurer from January 2003 until September 16, 2005. On September 16, 2005, Mr. Fraser was appointed as our President and Chief Executive Officer for a minimum period of three months, replacing Stephane Solis. On September 14, 2006, Mr. Fraser was appointed as permanent President and Chief Executive Officer. He was a partner for twenty years with KPMG Canada until January 1998. For the last four years of his career with KPMG, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms. In February 2004, J G Fraser & Associates became a partner in Catalyst Consulting, a private Canadian consulting firm providing management consulting services to law firms and law departments in Canada and internationally. From July 1999 to August 2002, Mr. Fraser was a director of ePhone Telecom Inc. (OTCBB: EPHO). Mr. Fraser served as a Director for Asia Payment Systems, Inc. (OTCBB: APYM) from September 2002 to June 2006. From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX: YWL). He is also a director of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

Tony Giuliano, Corporate Secretary and Chief Financial Officer, has served as a Chief Financial Officer since October 2006, and as our Corporate Secretary since May 2007. Mr. Giuliano has served as the Corporate Controller of Manaris Corporation since August 2006. Tony spent the first nine years of his career with Deloitte & Touche Canada in Montreal where he gained expertise with Canadian public companies operating in both the manufacturing and financial services sectors. In 2000, he was appointed Corporate Controller of the Tirex Corporation, a public company in the U.S. where he was involved in commercializing a new product; raising capital; and ensuring SEC compliance. In 2002, Mr. Giuliano was appointed Vice-President, Finance for Channel Analytics Ltd., an investment bank located in Montreal that provides consulting and corporate finance services. In 2004, Mr. Giuliano was appointed Chief Financial Officer of a private aviation company providing corporate and individual executive air travel. On October 20, 2006, Manaris Corporation named Tony J. Giuliano as its Chief Financial Officer. On May 23, 2007, Mr. Giuliano was appointed as the Company’s Corporate Secretary.

Jos J. Wintermans, Director, has served as a Director since November 15, 2005. Mr. Wintermans has held a number of executive positions in the financial services, retail, manufacturing and distribution sectors. From June 2001 to December 2004, Mr. Wintermans served as the President, Chief Executive Officer and a Director of Sodisco-Howden Group. From December 1999 to June 2001 served as the President, Chief Executive Officer and a Director for Skyjack. From June 1996 to May 1997, he was the President, Chief Executive Officer and a Director of Rogers Cable Ltd. From 1988 to 1995, he served as Chief Executive Officer for Canadian Tire Acceptance Ltd. In 1996, he was named Senior Vice-President, Diversified Business for its parent company, Canadian Tire Corporation (CTC). Mr. Wintermans is currently Chairman and Chief Executive Officer of Cygnal Technologies Corporation, and also served as President and Chief Executive Officer of Cygnal Technologies.

Bernard Bougie, Director, has served as a Director since December 2005. A Chartered Accountant (Canada) and an expert in financial information and corporate governance, Mr. Bougie joined Deloitte & Touche in 1975, a leading accounting and consulting firm, and became a partner in 1982. He retired as a senior partner from the firm in August 2004. In August 2005, Mr. Bougie was appointed as a Director of the Board and Chairman of the audit committee of the private Canadian company, Capital Teamsoft Inc. Mr. Bougie is on various Boards of companies and non-profit organizations, and is a member of the Institute of Corporate Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended June 30, 2007 have not been filed timely:

Form 4 Bernard Bougie, Director, filed on January 16, 2007

Form 4 Jos Wintermans, Director, filed on January 16, 2007

AUDIT COMMITTEE AND CHARTER

We have an audit committee charter, and under such charter, the committee is comprised of our independent directors. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Name	Age	Position Held
Bernard Bougie	58	Director, Audit Committee Chairman
Jos J. Wintermans	60	Director
John H. Simons	68	Director, Chairman of the Board of Directors

AUDIT COMMITTEE FINANCIAL EXPERT

On December 14, 2005, we appointed Mr. Bernard Bougie as Chairman of our audit committee, and as our audit committee financial expert Mr. Bougie is independent of our management.

COMPENSATION COMMITTEE

The compensation committee serves as the stock option committee for our stock option plans, and it reviews and approves any employment agreements with management and changes in compensation for our executive officers.

Name	Age	Position Held
Jos J. Wintermans	60	Director, Compensation Committee Chairman
Bernard Bougie	58	Director

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2007, 2006 and 2005 exceeded $100,000:

		Annual Compensation			Long Term Compensation Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s)($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compens- ation ($)
Stephane Solis	2005	146,000		11,190	0	1,100,000	0
President and Chief
Executive Officer
(resigned Sept. 2005)

Andre Monette	2007	45,000	0	0	0	0	0
Treasurer and Chief	2006	160,000	59,000	0	0	0	0
Financial Officer	2005	25,112	0	0	0	150,000	0
(resigned Sept. 2006)

John Fraser	2007	265,000	133,500	0	0	1,500,000	0
President and Chief	2006	171,000	0	0	0	500,000	0
Executive Officer	2005	0	0	0	0	75,000	0
(appointed President
and CEO Sept 2005)

Tony Giuliano	2007	110,500	33,000	0	0	150,000	0
Chief Financial officer
and Corporate Secretary
(appointed Chief Financial
officer in Oct. 2006, and
Corporate Secretary in
May 2007)

[1]	All compensation received by the Officers and Directors has been disclosed.

STOCK OPTION PLANS AND EMPLOYEE COMPENSATION PLAN

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, other than our 2007 Employee Compensation Plan, our Amended and Restated 2006 Non Qualified Stock Option Plan and our 2003 and 2004 Incentive Stock Option Plans (the “Plans”). Under these Plans, the Board of Directors is vested with discretionary authority to grant stock options and common stock to persons furnishing services to us. There are 24,000,000 stock options and common shares in the Plans, with 20,000,000 stock options included in the Stock Option Plans and 4,000,000 common shares included in the 2007 Employee Compensation Plan.

As of June 30, 2007, stock options to purchase 15,808,489 shares had been granted of which 5,903,686 options had been exercised, 1,243,733 had been forfeited and 8,661,070 are outstanding. As at September 14, 2007, we have 5,365,244 stock options available for issuance.

The 2006 Non Qualified Stock Option Plan was amended and restated to augment the Plan by 5,000,000 stock options on September 5, 2007. The 2007 Employee Compensation Plan came into effect on August 21, 2007.

STOCK OPTION GRANTS TO OFFICERS AND DIRECTORS DURING THE FISCAL YEAR

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
John Fraser	1,500,000	32.87%	$0.27	09/14/2016
John H. Simons	75,000	1.64%	$0.07	05/11/2017
Bernard Bougie	75,000	1.64%	$0.215	12/07/2016
Jos Wintermans	75,000	1.64%	$0.24	11/08/2016
Tony Giuliano	50,000	1.09%	$0.33	08/07/2011
Tony Giuliano	100,000	2.19%	$0.091	04/10/2016

Aggregated Stock Options Exercised by Officers and Directors in Last Fiscal Year and Fiscal Year End Stock Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Stock Options at FY-End (#)		Value of Securities Underlying Stock Options at FY-End ($)
Name	Exercised (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Fraser	0	$0	1,075,000	1,000,000	$86,000	$80,000
Jos Wintermans	0	$0	181,250	18,750	$14,500	$1,500
John H. Simons	0	$0	143,750	56,250	$11,500	$4,500
Bernard Bougie	0	$0	181,250	18,750	$14,500	$1,500
Tony Giuliano	0	$0	137,500	12,500	$11,000	$1,000

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure, other than our 2003, 2004 and 2006 Incentive/or Nonqualified Stock Option Plans, and our 2007 Employee Compensation Plan.

COMPENSATION OF DIRECTORS

Each non-executive director is paid a base fee of CAD$15,000 per year. Fees are payable quarterly. In addition non-executive Directors will receive 50,000 options to purchase shares of the Company at $0.00001 upon their appointment to the board, and 75,000 options per annum vested quarterly to purchase shares of the Company at the market price prevailing at the date of appointment. Directors may, in addition, receive a fee for devoting special attention to the business of Manaris which is outside the scope of ordinary duties, or where any business journey must be undertaken. Current fees are:
•  CAD$25,000 per annum for acting as chair of the Board of Directors of the Company;

•  CAD$10,000 per annum for acting as a chair of the Audit Committee;

•  CAD$1,000 per meeting of the Board or Committee; if special circumstances warrant board meetings of less than 90 minute duration and are conducted by phone, this amount will be reduced to $250;

• CAD$1,000 per day for work which is outside the scope of ordinary duties as a board or committee member.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 14, 2007, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, the address for each person is our address at 400 Montpellier Blvd., Montreal, Quebec, Canada H4N 2G7.

Name of Beneficial Owner	Direct Amount of Beneficial Ownership			Position	Percent of Class [2]
John H. Simons	143,750	[3	]	Chairman of the Board of Directors	*

John Fraser	1,245,000	[1	]	President and Chief Executive Officer and a Director [1]	1.28%

Tony Giuliano	137,500			Chief Financial Officer, and Corporate Secretary	*

Jos J. Wintermans	181,250	[3	]	Director	*

Bernard Bougie	181,250	[3	]	Director, Chairman of the Audit Committee	*

All officer and Directors as a Group (5 Persons)	1,643,750				1.69%

*	less than 1%

[1]	John Fraser was appointed interim President & CEO on September 16, 2005. He was appointed permanent President and CEO on September 14, 2006.

[2]	Based on 97,096,844 shares of common stock issued and outstanding as of September 24, 2007

[3]
Options to purchase an aggregate of 125,000 shares of common stock have been granted to newly appointed Directors pursuant to the Company's 2006 Nonqualified Stock Option Plan. Of this amount, 50,000 are exercisable upon appointment at an exercise price of $0.0001 per share. The remaining 75,000 are vested quarterly at the Market Price on the date of their respective appointments to the Board of Directors. The aforementioned options have ten year terms.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of interim financing by shareholders, we purchased management services from Capex Investments Limited during fiscal year 2003. Capex is owned and controlled by Robert Clarke, who is a former member of our Board of Directors. Capex and related parties also paid certain operations expenses directly and advanced funds for working capital during fiscal year 2003. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due to related parties, including Capex, as of June 30, 2007 is $40,000.

ITEM 14.	EXHIBITS

3.1	Articles of Incorporation of Manaris Corporation dated June 22, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.2	Bylaws of Manaris Corporation dated July 13, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.3	Manaris Corporation Specimen Stock Certificate (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.4	Amended Articles of Incorporation (as incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18, 2003).

3.5	Amended Articles of Incorporation (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.1	Avensys Debenture dated February 28, 2005 (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006)

10.2	Form of Note and Warrant Purchase Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.3	Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.4	Form of Pledge and Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.5	Form of Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.6
Form of Original Issue Discount Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.7	Form of Series Y Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.8	Form of Series Z Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.9	Deed of Hypothec (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.10	Form of Securities Purchase and Loan Agreement dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.20
Form of the 6 % Original Issue Discount Senior Secured Note dated September 24 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

.
10.30	Form of the Warrant dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
.
10.40	Form of Advisory Warrant dated August 22, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
.
10.50	Form of Registration Rights Agreement dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
.
10.60	Form of Working Capital Note dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).
.
10.70	Form of Security Agreement dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.80	List of Subsidiaries (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006).

16.1	Consent of Raymond Chabot Grant Thorton LLP - Montreal

16.2	Report from former independent registered public accounting firm,

31.1	Certification of pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2007	$203,046
2006	$459,585

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$78,796
2006	$119,909

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$45,888
2006	$20,202

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	Nil
2006	Nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September 2007.

MANARIS CORPORATION (Registrant)

BY:	/s/ John G. Fraser
John Fraser, President, President and Chief Executive Officer (Principal Executive Officer)

/s/ Tony Giuliano
Tony Giuliano, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ John Fraser	President and Chief Executive Officer	September 27,2007
John G. Fraser	(Principal Executive Officer)

/s/ Tony Giuliano	Chief Financial Officer, Corporate Secretary and	September 27, 2007
Tony Giuliano	Treasurer (Principal Financial and Accounting Officer)

/s/ John Simons	Chairman of the Board of Directors	September 27, 2007
John Simons

/s/ Jos J. Wintermans	Director	September 27, 2007
Jos J. Wintermans

/s/ Bernard Bougie	Director, Audit Committee Chairman	September 27, 2007
Bernard Bougie