Form 10QSB
period 2007-09-30
MANARIS CORP
filed 2007-11-14
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 14, 2007 there were 97,096,844 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Manaris Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30,	June 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash and cash equivalents	743,783	559,257
Accounts receivable, net of allowance for doubtful accounts of $110,628 and $54,128, respectively	3,923,237	3,834,474
Other receivables (Note 4)	1,070,327	1,167,241
Inventories (Note 4)	1,791,413	1,478,835
Prepaid expenses and deposits	253,115	212,359
Restricted held-to-maturity security	100,523	93,861
Current assets of discontinued operations	745	695
Total Current Assets	7,883,143	7,346,722
Property and equipment, net	2,384,573	2,279,973
Intangible assets	4,102,900	3,967,213
Goodwill	4,409,043	4,116,872
Deferred financing costs	451,061	376,794
Deposits	127,817	105,915

Total Assets	19,358,537	18,193,489
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	3,588,942	3,992,847
Bank and other loans payable (Note 7)	1,532,319	1,054,238
Current portion of long-term debt (Note 9)	57,476	94,317
Current portion of convertible debentures (Note 10)	402,091	1,568,519
Due to related parties (Note 6)	40,000	40,000
Total Current Liabilities	5,620,828	6,749,921
Long-term debt, less current portion (Note 9)	205,690	174,412
Convertible debentures (Note 10)	857,938	1,275,458
Balance of purchase price payable (Note 8)	1,368,056	1,194,096
Derivative financial instruments (Notes 8 and 10)	2,571,692	64,510
Total Liabilities	10,624,204	9,458,397
Non-controlling Interest	24,985	23,193
Stockholders’ Equity
Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 97,096,844 and 93,437,654 issued and outstanding, respectively	971	934
Additional Paid-in Capital	38,085,970	36,727,893
Accumulated other comprehensive income	2,049,809	1,268,622
Deficit	(31,427,402)	(29,285,550)
Total Stockholders’ Equity	8,709,348	8,711,899
Total Liabilities and Stockholders’ Equity	19,358,537	18,193,489

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended
	September 30,
	2007	2006
	$	$

Revenue (Note 3)	4,969,881	3,758,205
Cost of Revenue	2,749,392	2,389,283
Gross Margin	2,220,489	1,368,922
Operating Expenses
Depreciation and amortization	208,891	177,868
Selling, general and administration (Note 12)	1,611,616	1,409,484
Research and development	464,311	376,747
Total Operating Expenses	2,284,818	1,964,099
Loss from Operations	(64,329)	(595,177)
Other Income (Expenses)
Other income (expenses), net	11,950	129,655
Loss on redemption of convertible debentures (Note 10(a))	(1,422,577)	-
Interest expense, net	(337,393)	(246,041)
Debentures and preferred shares accretion (Notes 8 and 10)	(226,536)	(640,610)
Change in fair value of derivative financial instruments (Notes 8 and 10)	(271,829)	758,134
Total Other Income (Expenses)	(2,246,385)	1,138
Net Loss Before Income Tax Benefit	(2,310,714)	(594,039)
Income Tax Benefit - Refundable tax credits (Note 14)	169,001	364,602
Net Income (Loss) before Non-Controlling Interest	(2,141,713)	(229,437)
Non-Controlling Interest	(139)	(109)
Net Loss applicable to Common Shareholders	(2,141,852)	(229,546)
Net Loss per share - Basic and Diluted	(0.02)	(0.00)
Weighted Average Common Shares Outstanding	95,212,000	79,516,000

Statement of Comprehensive Income (Loss):

Net Income (Loss)	(2,141,852)	(229,546)

Foreign currency translation adjustments	781,187	(1,953)

Comprehensive Loss	(1,360,665)	(231,499)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)
	For the Three Months Ended
	September 30,
	2007	2006
	$	$

Net (loss) income	(2,141,852)	(229,546)
Stock based compensation	112,039	17,728
Expenses settled with issuance of common shares	17,500	-
Depreciation and amortization	297,351	253,595
Non-cash financial and other expenses	38,110	73,463
Gain on disposal of property and equipment	-	(306,346)
Non-controlling interest	139	109
Loss on redemption of convertible debentures (Note 10(a))	1,422,577	129,922
Debentures and preferred shares accretion	226,536	640,609
Change in fair value of derivative financial instruments	271,829	(758,134)
Amortization of deferred financing costs	23,588	62,178
Adjustment for royalties paid (Note 3)	234,463	-
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in accounts receivables	(35,328)	56,954
(Increase) decrease in inventories	(197,672)	178,588
Decrease (increase) in other receivables	174,507	(285,766)
(Increase) in deferred contract costs	-	(763,169)
Decrease in deferred revenue	-	397,730
(Decrease) increase in prepaid expenses and other assets	(43,612)	126,461
(Decrease) in accounts payable and accrued liabilities	(590,448)	(1,258,208)
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(190,273)	(1,663,832)
Net Cash Generated by Operating Activities from Discontinued Operations	-	3,643
Net Cash (Used In) Operating Activities	(190,273)	(1,660,189)
Investing Activities
Purchase of property and equipment	(88,516)	(20,604)
Disposal of property and equipment and inventory	36,484	774,850
Deposits in trust	-	79,781
Net Cash Generated by (Used in) Investing Activities	(52,032)	834,027
Financing Activities
Repayment of bank credit line	64,524	(173,172)
Repayment of senior convertible debt	-	(159,662)
Repayment of secured convertible debentures	(136,722)	-
Proceeds from issue of senior secured convertible debentures (Note 10(b))	3,726,621	1,819,612
Redemption of secured convertible debentures (Note 10(a))	(3,440,421)	-
Long term debt repayments	(20,098)	(21,370)
Proceeds from investment tax credit financing	570,071	-
Repayments of investment tax credit financing	(94,509)	-
Proceeds from capital leases	1,927	-
Repayments of capital leases	(5,282)	(4,138)
Repayment of other loans payable	(406,335)	(148,200)
Net Cash Generated by Financing Activities	259,776	1,313,070
Effect of Exchange Rate Changes on Cash and Cash Equivalents	167,055	688
Increase in Cash and Cash Equivalents	184,526	487,596
Cash and Cash Equivalents - Beginning of period	559,257	438,708
Cash and Cash Equivalents - End of period	743,783	926,304

 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended
	September 30,
	2007	2006
	$	$
Non-Cash Financing and Investing Activities

Issuance of common shares for services	-	3,940
Issuance of common shares for late filing of registration statement	-	73,463
Issuance of common shares for interest payments	-	58,410
Issuance of common shares for repayment of senior convertible notes, Series A	-	341,458
Issuance of common shares for repayment of secured convertible notes, Series B	52,192	-
Issuance of common shares pursuant to cashless exercise of warrants (Note 12)	28	-
Issuance of common shares to settle outstanding payables	17,500	25,709
Supplemental Disclosures

Interest (paid) earned from continuing operations	(72,337)	(107,142)
Interest paid from discontinued operations	-	-

 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Interim Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)
				Accumulated
			Additional	Other		Total
	Common Shares		Paid-In	Comprehensive		Stockholders’
	Number of	Amount	Capital	Income	Deficit	Equity
	Shares	$	$	$	$	$
Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Correction of error (Note 2)	-	-	-	992,458	(266,705)	725,753
Stock-based compensation	-	-	453,206	-	-	453,206
Common stock issued to settle outstanding payables	122,934	2	29,347	-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408	-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447	-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	12,450,353	124	1,034,421	-	-	1,034,545
Common stock issued upon conversion of Unsecured Convertible Debentures	1,654,394	16	527,736	-	-	527,752
Common stock issued for late filing of registration statement	255,079	2	73,461	-	-	73,463
Translation adjustment				592,730		592,730
Net loss for the year					(2,370,754)	(2,370,754)

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	112,039	-	-	112,039
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	17,500
Issuance of Senior Secured Convertible OID Note (Note 10(b))	-	-	1,176,383	-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186	-	-	52,192
Common stock issued pursuant to cashless exercise of warrants (Note 12)	2,759,235	28	(28)	-	-	-
Translation adjustment				781,187		781,187
Net loss for the year					(2,141,852)	(2,141,852)

Balance, September 30, 2007	97,096,844	971	38,085,970	2,049,809	(31,427,402)	8,709,348

 (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

1.	Nature of Operations

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

• C-Chip Technologies Corporation (North America) ("C-Chip"), which, through a Technology License Agreement (Note 3), has granted a former supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. C-Chip earns royalties with respect to the devices sold by the licensee to the credit management marketplace.

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at September 30, 2007 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its Avensys subsidiary.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars.

Interim Financial Information

The financial information as at September 30, 2007 and for the three month periods ended September 30, 2007 and 2006 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2007.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of Avensys and its subsidiaries, Fizians Inc., of which Avensys owns 70% of its outstanding shares, and ITF Laboratories Inc. (“ITF”), which has been determined to be a variable interest entity and for which Avensys is the primary beneficiary, and b) 100% of C-Chip. All inter-company accounts and transactions have been eliminated in the consolidation.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Advertising

The Company’s advertising costs, which amounted to $4,304 and $26,068 for the three month periods ended September 30, 2007 and 2006, respectively, are expensed as incurred.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Use of Estimates (continued)

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Revenue Recognition (continued)

The revenue recognition policy for C-Chip, as noted above, was applied until November 30, 2006. Effective December 1, 2006, in conjunction with the ratification of a new Technology License Agreement, C-Chip’s revenue stream was modified. C-Chip now earns royalties from the granting of licenses, based on the number of devices sold by the Licensee (Note 3). Revenue is recognized when proof is obtained that the end-user has been delivered the devices by the Licensee and collectability is reasonably assured.

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

Restricted Held-to-Maturity Security

An irrevocable letter of credit for $100,523 (CAD$100,000) was issued by Manaris to partially guarantee the Avensys line of credit (Note 7). A term deposit, maturing on October 15, 2008 and bearing interest at 3.0% per annum, is designated as collateral for this amount and accounted for at cost.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

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

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred Canadian operating losses, as at June 30, 2007, of approximately $23.1 million from its inception which are available and which expire starting in 2008. For Canadian income tax purposes, the Company also has, as at June 30, 2007, approximately $2.3 million of Scientific Research and Experimental Development unclaimed expenses available indefinitely to reduce taxable income in future years. The potential benefit of operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward in future years.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes (continued)

Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues.

Recent Accounting Pronouncements

a) Recent Accounting Pronouncements Adopted During Fiscal Year 2008

The Company, as required, adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), effective July 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to a minimum recognition threshold, FIN 48 requires that the Company recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. FIN 48 applies to all tax positions related to income taxes that are subject to SFAS 109, including tax positions considered to be routine. As a result of the implementation, no adjustment was required to the amount of the unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As at September 30, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial jurisdictions. The Company’s federal income tax returns are generally subject to examination for a period of three years after filing of the respective return in the U.S. and four years in Canada.

In addition, upon inclusion of the Canadian operating losses and Experimental Development unclaimed expenses carryforward tax benefits, from prior tax years, in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

b) Recent Accounting Pronouncements Adopted During Fiscal Year 2007

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
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

Account	Cumulative impact as at	Adjustments recorded as of July 1, 2006
	June 30, 2006 of the misstatement originating during the year ended June 30, 2005
Understatement of intangible assets	554,017	554,017
Understatement of goodwill	171,736	171,736
Understatement of accumulated other comprehensive income	992,458	(992,458)
Understatement of net loss	266,705	-
Overstatement of comprehensive loss	725,753	-
Understatement of deficit	266,705	266,705

c) Recent Accounting Pronouncements Not Yet Adopted

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Comparative Financial Statements

The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

3.	Technology License Agreement

On December 22, 2006, with an effective date of December 1, 2006, C-Chip entered into a Technology License Agreement (“Agreement”) with a supplier of the Company. Pursuant to the Agreement, C-Chip has granted this supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall recognize and record royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties payable were originally to be applied against the principal and interest balance of a loan made to C-Chip from the former supplier (Note 7), which at the time of the Agreement had a balance outstanding of $1,143,321. Effective July 1, 2007, the Company and the former supplier signed an amendment to the Agreement whereby the royalties payable and the loan repayment would each be settled on a cash basis on the first working day following the end of each quarter. The amendment is applicable to all royalties earned since the inception of the Agreement. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to the delivery of services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip’s prior years’ input and development of the technology, the outstanding principal amount of the loan was reduced by $200,000. The associated gain was included in other income in the second quarter of fiscal 2007.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

4.	Balance Sheet Details

	September 30,	June 30,
	2007	2007
	$	$
Other Receivables
Investment tax credits receivable	1,031,423	1,081,787
Sales tax receivable	33,102	39,825
Grants receivable	-	9,877
Other	5,802	35,752

	1,070,327	1,167,241

Inventories
Raw materials	740,886	726,484
Work in process	118,862	179,659
Finished goods	931,665	572,692

	1,791,413	1,478,835

Accounts Payable and Accrued Liabilities
Accounts payable	2,452,955	2,961,952
Payroll and benefits	229,825	510,777
Income taxes payable	4,486	4,189
Rent payable	37,106	34,648
Deferred revenue	190,086	173,517
Lease termination	66,742	78,323
Sales tax payable	40,706	14,494
Consulting fees payable	162,500	-
Other	404,536	214,947

	3,588,942	3,992,847

5.	Variable Interest Entity

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Variable Interest Entity (continued)

During the year ended June 30, 2006, ALI purchased the R&D assets of ITF Optical Technologies Inc. (‘ITF transaction”) as part of a business combination. As a result of the ITF transaction, Avensys' ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which Avensys is the primary beneficiary. Consequently, ALI will continue to be consolidated by Avensys and Manaris following the ITF transaction. Following this transaction, ALI changed its name to ITF Laboratories Inc.

ITF Laboratories Inc. (“ITF”) provides research & development to Avensys and other parties. As a result, ITF continues to be included in the consolidated financial statements of the Company for the three month period ended September 30, 2007, since Avensys is the primary beneficiary. The impact of including the accounts of ITF in the consolidated balance sheet as at September 30, 2007 consists of additions to current assets of $1,900,167 (June 30, 2007 - $1,862,614), net property and equipment of $963,968 (June 30, 2007 - $903,564), intangible assets of $392,051 (June 30, 2007 - $344,892) and current liabilities of $958,620 (June 30, 2007 - $867,218). The impact on the consolidated statement of operations for the three month periods ended September 30, 2007 and 2006 was an increase in revenue of $362,441 and $450,667, respectively, an increase in expenses of $542,818 and $679,361, respectively, and an increase in the income tax benefit from refundable investment tax credits of $176,589 and $364,602, respectively. The increase in expenses includes an amount for research and development expenses of $345,619 and approximately $376,747, respectively.

6.	Related Party Transactions and Balances

The total amount due to a shareholder of the Company at September 30, 2007 is $40,000 (June 30, 2007 - $40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

7.	Bank and Other Loans Payable

Avensys maintains a line of credit from a financial institution for an authorized amount of $1,276,516 (CAD$1,360,000), which bears interest at the Canadian bank prime rate (September 30, 2007 - 6%; June 30, 2007 - 6%) plus 1.5%. The outstanding balance under the line of credit as at September 30, 2007 amounted to $338,863 (CAD$337,101) (June 30, 2007 $253,125 - CAD$269,679). Avensys has designated its accounts receivable totaling $3,820,736 (CAD$3,800,868) and inventories totaling $1,791,413 (CAD$1,782,098) as collateral for the line of credit. According to terms of the credit agreement, the Company is subject to certain financial covenants which were all respected as at September 30, 2007.

In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement (“Agreement”) with C-Chip to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 3, the balance outstanding under the facility as at September 30, 2007 was reduced to $590,320 (CAD$587,250) (June 30, 2007 $708,245 - CAD$754,564).

Avensys obtained investment tax credit financing during fiscal 2007 in the form of a demand loan in the amount of $397,099(CAD$460,000). Avensys repaid $304,231 (CAD$361,058) of the demand loan during fiscal 2007 leaving a balance owing at June 30, 2007 of $92,868. Avensys repaid the balance of the demand loan during the first quarter of fiscal 2008. It also obtained additional investment tax credit financing during the quarter in the amount of $603,136 (CAD$600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Laboratories Inc.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

8.	Balance of Purchase Price and Derivative Liability on ITF Purchase

Since the acquisition of ITF, the Company has recorded a balance of purchase price payable and derivative liability related to an embedded conversion option.

The ITF transaction Preferred Shareholder arrangement entitling the ITF Preferred Shareholders, being the former shareholders of ITF Optical Technologies Inc., to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been originally measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value is accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the Preferred Shareholders could require a payment. The carrying value of the note as at September 30, 2007 was $1,368,056 (June 30, 2007 - $1,194,096). The embedded conversion option has been classified as a liability and was originally recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $17,258 as of September 30, 2007 (June 30, 2007 - $17,045). The fair value of the embedded conversion option is determined by using the Black-Scholes model.

9.	Long-Term Debt

	September 30,	June 30,
	2007	2007
	$	$

Mortgage loan secured by Avensys’ intangible and movable tangible assets (June 30, 2007-CAD$224,000), bearing interest at the lender's prime rate (September 30, 2007 - 6.25%; June 30, 2007 - 6.0%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	225,172	229,961

Capital lease obligations (September 30,2007-CAD$37,797), bearing interest between 6.17% and 10.37%, maturing between October 2007 and August 2010	37,994	38,768
	263,166	268,729
Less: Current portion of long-term debt	57,476	94,317
Long-term debt	205,690	174,412

Principal payments on long-term debt and capital leases are as follows:

$
2008	57,476
2009	99,866
2010	95,341
2011	10,483
2012	-
Total	263,166

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

10.	Convertible Debentures

	September 30,	June 30,
	2007	2007
	$	$

Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated Secured Convertible debentures (original principal amount equal to 15% of the Series B debentures), maturing February 11, 2009 (Note 10 (a))	-	2,470,867
Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012 (Note 10(b))	857,938	-
Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008, original principal amount of $402,091 (CAD$400,000) (Note 10 (c))	402,091	373,110
	1,260,029	2,843,977
Less: Current portion of convertible debentures	402,091	1,568,519
Convertible debentures	857,938	1,275,458

Principal payments on the convertible debentures for the next five years are as follows:

$

2008	402,091
2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
Thereafter	392,409
5,110,991
Less: Impact of accretion / present value	3,850,962

Total	1,260,029

a)	Series B Subordinated Secured Convertible Debentures

During the first quarter, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes have had their exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions.

In connection with the redemption of the Notes, the Company recorded a non-cash charge of $1,422,577 in the first quarter which is included as part of Other Expenses in the Statement of Operations and Comprehensive Loss. At September 30, 2007, the outstanding principal amount on the Notes was zero.

As a result of the redemption of the Notes, the security relating to the Notes has been released.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

Prior to the redemption, the Company recorded the issuance of the Series B Subordinated Secured Convertible Debentures as follows:

(i)
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

(ii)
In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company allocated, with respect to the first tranche, $14,179 to the Warrants Series Y, $266,168 to the Warrants Series Z, and recognized an embedded conversion option feature of $608,440. The warrants and the embedded conversion option feature components were accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $1,064,461 and to the OID Notes in the amount of $159,669. The Company also allocated $84,049 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such are also accounted for as derivative liabilities. The Company allocated, with respect to the second tranche, $6,146 to the Warrants Series Y, $120,870 to the Warrants Series Z, and recognized an embedded conversion option feature of $236,230. The warrants and the embedded conversion option feature components, as in the first tranche, were accounted for as a derivative liability. The Company allocated the remaining proceeds to the Series B Notes in the amount of $996,504 and to the OID Notes in the amount of $149,476. The Company also allocated $37,948 to the Placement Fee Warrants made up of Warrants Series Y, Warrants Series Z and Warrants Series W and such were also accounted for as derivative liabilities. The carrying amounts of the Series B Notes and the OID Notes were increased monthly by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the warrants and the embedded conversion option feature at the issue date and used the same model to value these elements on a quarterly basis.

(iii)
The convertible notes included both Series B Notes and OID Notes. The Series B Notes were non-interest bearing and the OID Notes effectively provided the interest component on the Series B Notes. Pursuant to the Purchase Agreement, the Company issued four year warrants to purchase shares of the Company's common stock in an amount equal to 37.5% of the number of common shares underlying the Series B Notes at $0.45 per share (the "Series Z Warrants") and 2.5% of the number of common shares underlying the Series B Notes at $0.65 per share (the "Series Y Warrants").

(iv)
The Series B Notes and OID Notes would mature thirty (30) months from the date of issuance (the "Maturity Date") and were convertible at any time into shares of the Company's common stock at a fixed conversion price of $0.42, subject to a conversion price reset of $0.35. The conversion price of the Series B Notes and OID Notes were subject to adjustment for certain events, including dividends, distributions or split of the Company's common stock, or in the event of the Company's consolidation, merger or reorganization. Beginning nine months from the issuance date, the Company was required to make principal payments equal to one-ninth of the aggregate principal amount of the Series B Notes and OID notes on a quarterly basis commencing February 1, 2007. The Company may have paid the principal payment in either cash plus a premium of 7% of each principal payment or in shares of registered common stock at a 15% discount to the market price of the Company's common stock. The Series B and OID noteholders, upon notification by the Company that they would be repaid in shares at the particular repayment date, could elect the date, without limitation, upon which to base the number of common shares to be received for the principal amount owing at the repayment date. At June 30, 2007, Series B and OID principal, for which noteholders had not accepted their common shares as repayment, amounted to $46,296 and was included in the carrying value of the subordinated secured convertible debentures. Such amount was converted to common shares, on July 18, 2007, resulting in an additional 649,955 common shares being issued to repay the principal amount.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

(v)
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

The following table illustrates the values of the various components at the issue dates, August 11, 2006 for the first tranche and November 17, 2006 for the second tranche, and the balance sheet dates, June 30, 2007 and September 30, 2007.

	Issue Date	Expiry Date	Value at August 11, 2006	Value at November 17, 2006	Value at June 30, 2007	Value at September 30, 2007
Derivative Liabilities			$	$	$	$
Series B Notes	8/11/2006	2/11/2009	529,078		5,448	-
OID Notes	8/11/2006	2/11/2009	79,362		817	-
Series B Notes	11/17/2006	2/11/2009		205,417	4,447	-
OID Notes	11/17/2006	2/11/2009		30,813	667	-
Series Y Warrants	8/11/2006	11/9/2010	14,179		612	3,433
Series Z Warrants	8/11/2006	11/9/2010	266,168		15,412	51,490
Series Y Warrants	11/17/2006	11/9/2010		6,146	436	2,452
Series Z Warrants	11/17/2006	11/9/2010		120,870	11,009	36,779
			888,787	363,246	38,848	94,154

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	8/11/2006	2/11/2009	1,064,461		1,175,220	-
OID Notes	8/11/2006	2/11/2009	159,669		176,283	-
Series B Notes	11/17/2006	2/11/2009		996,504	980,464	-
OID Notes	11/17/2006	2/11/2009		149,476	138,900	-
			1,224,130	1,145,980	2,470,867	-

Value of Series B Notes			2,112,917	1,509,226	2,509,715	94,154

Derivative Liabilities (Placement Fees)
Series W Warrants	8/11/2006	11/9/2010	60,920		3,705	6,482
Series Y Warrants	8/11/2006	11/9/2010	1,170		50	459
Series Z Warrants	8/11/2006	11/9/2010	21,959		1,272	6,884
Series W Warrants	11/17/2006	11/9/2010		27,552	2,646	4,630
Series Y Warrants	11/17/2006	11/9/2010		502	36	328
Series Z Warrants	11/17/2006	11/9/2010		9,894	908	4,917
			84,049	37,948	8,617	23,700

Total Derivative Liabilities			972,836	401,194	47,465	117,854

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Convertible Debentures (continued)

b)	Senior Secured Original Issue Discount Convertible Debenture

In connection with the redemption of the Notes described in Note 10(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Senior Secured Original Issue Discount Convertible Debenture (“Convertible Debenture”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Debenture is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, being the amount which had been used to repay the Notes described in Note 10(a), with the balance of funds, $0.6 million, for the Company’s working capital purposes.

The Convertible Debenture matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Debenture over a two-year period and will subsequently accrue interest at 6%. Monthly instalments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Debenture with Series Q warrants to purchase, subject to adjustment, 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Debenture Series P warrants, representing compensation for advisory services rendered to the Company, to purchase up to 5% of the Company’s outstanding common stock, initially amounting to 8,091,403 shares and subject to adjustment, on a fully diluted basis. The warrants have an exercise price of $0.11, subject to adjustment, and expire after five years. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility.

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred finance charges of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred finance charges which will be amortized on a straight-line basis over the term of the Convertible Debenture. At September 30, 2007, the outstanding principal amount on the Convertible Debenture was $4,005,667. The following table illustrates the values of the various components at the issue date, September 24, 2007, and the balance sheet date, September 30, 2007.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Convertible Debentures (continued)

		Maturity /	Value at September	Value at September
	Issue Date	Expiry Date	24, 2007	30, 2007

Derivative Liabilities

Series P warrants	24/09/2007	24/09/2007	479,816	441,984
Beneficial Conversion Option - Convertible debenture	24/09/2007	24/09/2007	1,711,199	1,994,596

			2,191,015	2,436,580

Carrying Value of Original Issue Discount Senior Secured Convertible Debenture

Convertible debenture	24/09/2007	24/09/2007	848,725	857,938

Additional Paid-In Capital

Common stock issued for fees (1)	24/09/2007		162,500	162,500
Warrants issued for fees	24/09/2007		53,624	53,624
Series Q warrants	24/09/2007		960,259	960,259

			1,176,383	1,176,383

Total			4,216,123	4,470,901

(1) Common shares to the Placement Agent totaling 1,477,273 will be issued in the second quarter of fiscal year 2008.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Convertible Debentures (continued)

In connection with this financing, specifically the shares to be delivered upon potential conversion of the Convertible Note and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The registration statement was filed with the SEC on October 22, 2007 but is not as yet effective. If the registration statement is not effective by January 14, 2008, the Company is required to pay a registration default payment to the Investor, and to make such payments for each 30 day period (or part thereof) for which the registration default continues.

The registration default payment would be equal to the sum of (i) the greater of (a) 1.5% of the purchase price and (b) the product of the then current market price multiplied by the aggregate number of registerable securities issued or issuable pursuant to the terms of the Convertible Notes and the Series Q Warrants plus (ii) the product of the current Market Price multiplied by the aggregate number of registerable securities issued or issuable pursuant to the terms of the Series P Warrants. Notwithstanding the foregoing, the total amount of the default payment payable by the Company shall be caped at an aggregate amount of 9% of the principal amount of the Convertible Debenture, being $360,000. At September 30, 2007, the Company does not expect to have to pay such registration default payment and, accordingly, no accrual has been made for such payments.

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favour of the holder of the Convertible Note, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Note contains events of default that would permit the Investor to demand repayment.

The SPL with respect to this Convertible Note contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL, as defined in the SPL; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Note, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Note provided however that the Company could have a certain maximum amount of outstanding bank debt.

c)	Unsecured Convertible Debentures

With the acquisition of Avensys in February 2005, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, Avensys recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of Manaris. Pursuant to the conversion agreement, the Company filed a registration statement that included the said shares. On October 9, 2006, the Company’s registration statement became effective enabling the shares to be issued. The shares were issued on April 2, 2007.The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares which equalled $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

With the acquisition of Avensys, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, Avensys recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $346,440 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At September 30, 2007, the discount related to the conversion feature is zero (June 30, 2007 - $2,336).

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

11.	Common Stock

At September 30, 2007, the Company is authorized to issue 500,000,000 shares of common stock. At September 30, 2007, the Company has 97,096,844 (June 30, 2007 – 93,437,654) common shares issued and outstanding and 402,903,156 common shares available for issuance.

For the three month period ended September 30, 2007:

a)	In the first quarter of fiscal 2008, the Company issued 649,955 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In August 2007, pursuant to the cashless exercise of warrants described in Note 12(b) and other warrants exercised on a cashless basis, the Company issued 2,759,235 common shares.

c)  In August 2007, the Company issued 250,000 registered common shares as compensation for legal services.

For the three month period ended September 30, 2006:

a)
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

b)	The Company issued 82,933 common shares to settle outstanding payables in the amount of $25,709.

c)
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

Common stock reserved for issuance at September 30, 2007 was as follows:

	September 30,	June 30,
	2007	2007

Stock Options
Options outstanding	8,661,070	8,661,070
Reserved for future issuance	5,365,244	365,244

Stock Plan (1)
Reserved for future issuance	3,750,000	-

Warrants	44,125,399	17,752,882

Conversion of OID Senior Secured Convertible Note	36,363,636	-

Conversion of Series B Notes and OID Notes	-	48,325,000

Conversion of unsecured convertible debentures	330,251	330,251

	98,595,600	75,434,447

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Common Stock (continued)

(1) On August 21, 2007, the Company filed an S-8 with the Securities and Exchange Commission establishing an Employee Compensation Plan (“Plan”). The Plan is designed to retain employees, consultants, advisors and professionals (“Participants”) and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The Company registered 4,000,000 common shares under the Plan. In August 2007, the Company issued 250,000 common shares from the Plan as compensation for legal services.

12.	Stock Options and Warrants

a)	Stock Options

Under the Manaris 2006 Nonqualified Stock Option Plan (‘Plan”), the Company may grant options to its Directors, Officers and employees for up to 15,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion. On September 5, 2007, the Plan was amended and restated as the Amended and Restated 2006 Nonqualified Stock Option Plan and augmented by 5,000,000 stock options.

During the three month period ended September 30, 2007, zero (June 30, 2007 – 4,499,069) stock options were granted to employees and directors.

During the three month period ended September 30, 2007, zero (June 30, 2007 – 64,834) stock options were granted to non-employees.

During the three month period ended September 30, 2007, zero stock options were granted to non-employees with exercise prices below the market price on the respective grant dates. During the year ended June 30, 2007, 64,834 stock options were granted to non-employees with exercise prices below the market price (64,834 stock options granted at .00001) on the respective grant dates. During the year ended June 30, 2007, zero stock options were granted to non-employees with exercise prices at the market price on the respective grant dates. During the year ended June 30, 2007, zero stock options were granted to employees and directors with exercise prices below the market price on the respective grant dates.

During the year ended June 30, 2007, a certain director resigned and is no longer providing any services to Manaris. Under his stock option agreement, the director forfeited the stock options that would have vested beyond his termination date and the Company also reverses the respective stock-based compensation expense that was expensed for the forfeited stock options.

A summary of the changes in the Company's common share stock options is presented below:

	September 30, 2007		June 30, 2007
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)
Balance at beginning of the year	8,661,070	0.42	4,486,750	0.60
Granted	-	-	4,563,903	0.22
Exercised	-	-	-	-
Forfeited	-	-	(389,583)	(0.25)
Balance at end of the year	8,661,070	0.42	8,661,070	0.42

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Stock Options and Warrants (continued)

Additional information regarding options outstanding as at September 30, 2007 is as follows:

	Outstanding			Exercisable
Range of	Number of	Weighted	Weighted	Number of	Weighted
Exercise prices	shares	average	average	shares	average
$		remaining	exercise price		exercise price
		contractual	$		$
		life (years)

0.00 – 0.25	2,464,131	7.33	0.15	2,426,631	0.15
0.26 – 0.50	3,078,189	6.37	0.31	1,737,280	0.33
0.51 – 0.75	1,895,000	1.71	0.67	1,895,000	0.67
0.76 – 1.00	1,223,750	2.01	0.83	1,223,750	0.83
	8,661,070	5.01	0.42	7,282,661	0.44

The weighted average fair value of options granted for the three month periods ended September 30, 2007 and 2006 was nil and $0.07, respectively, as summarized below.

	Number of options		Weighted average exercise price
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Options granted during the three month periods ended September 30, 2007and 2006, exercise prices below market price at time of grant	-	-	-	-
Options granted during the three month periods ended September 30, 2007and 2006, exercise prices equal to market price at time of grant	-	50,000	-	0.33

Options granted during the three month periods ended September 30, 2007and 2006	-	50,000	-	0.33

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Stock Options and Warrants (continued)

The Company recognized stock-based compensation for employees and directors in the amount of $112,039 and $17,728 for the three month periods ended September 30, 2007 and 2006, respectively. The Company had no amounts of stock-based compensation for non-employees for the three month periods ended September 30, 2007 and 2006, respectively.

The fair value of the options granted during the year was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Three month period ended
	September 30,
	2007	2006
Risk - free interest rate	-	3.90%
Expected volatility	-	50.99%
Expected life of stocks options (in years)	-	1.00
Assumed dividends	-	None

As at September 30, 2007, the Company has $230,155 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of two years (June 30, 2008 - $111,716 and June 30, 2009 - $118,439).

There were no stock options exercised during the three month period ended September 30, 2007. There were no stock options exercised during the year ended June 30, 2007. The impact of cash receipts from the exercise of stock options would be included in financing activities in the accompanying consolidated statements of cash flows.

b)	Warrants

Warrants outstanding as at September 30, 2007

	Outstanding	Warrant exercise prices
Series E	1,803,333	0.31
Series G	1,144,131	0.05
Series H	890,593	0.35
Series I	1,144,131	0.05
Series J	1,781,184	0.50
Series K	2,653,845	0.70
Series P	8,091,403	0.11
Series Q	20,276,190	0.11
Series T	1,936,937	0.11
Series W	711,492	0.35
Series Y	162,794	0.11
Series Z	2,441,873	0.11
IB-01	7,692	0.00001
IB-02	248,532	0.48
IB-03	374,171	0.53
IB-06	457,098	0.05
Total	44,125,399	0.18

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Stock Options and Warrants (continued)

Changes in the warrants outstanding for the three month period ended September 30, 2007 was as follows:

Exercise prices	0.00001	0.05	0.11	0.31	0.35	0.45	0.48	0.50	0.53	0.65	0.70	Total
Balance at June 30, 2007	7,692	8,201,628	-	1,803,333	1,602,085	3,500,865	248,532	1,781,184	374,171	233,392	-	17,752,882
Ratchet pricing effect	-	-	3,734,257	-	-	(3,500,865)	-	-	-	(233,392)	-	-
Granted	-	-	30,304,530	-	-	-	-	-	-	-	2,653,845	32,958,375
Exercised	-	(5,456,268)	-	-	-	-	-	-	-	-	-	(5,456,268)
Expired / Forfeited	-	-	(1,129,591)	-	-	-	-	-	-	-	-	(1,129,591)

Balance as at September 30, 2007	7,692	2,745,360	32,909,196	1,803,333	1,602,085	-	248,532	1,781,184	374,171	-	2,653,845	44,125,398
Weigthed Average remaining contractual life (years)	2.38	2.45	4.66	2.38	2.70	-	2.38	2.38	2.38	-	1.90	4.07

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

13.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five years are as follows:

$
2008	449,456
2009	379,148
2010	253,971
2011	12,561
2012	-
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

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $274,736 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has prepared its response and is in the process of contesting the case vigorously.

Contingency

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

The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on November 9, 2006 (“Free Date”). The holders of these shares are permitted to sell, in every three month period following the Free Date, the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Manaris on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares shall be permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Manaris on the date of the sale of the common shares is higher than a specified reference price, which is $0.342. The holders of the common shares shall also be permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date (“Period”), the holders of the common shares sell the common shares through the facilities of the OTCBB at a price which is less than the specified reference price, Manaris shall, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall, if any, between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Manaris equal to the cumulative shortfall. As of November 1, 2007, the estimated shortfall is approximately $177,000. The future payment of a shortfall amount, if any, will not have any impact on the earnings of the Company.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

14.	Research and Development Investment Tax Credits

The Company’s investment tax credit recovery for the three month period ended September 30, 2006 were positively affected as a result of revisions to amounts previously calculated for the fiscal year ended June 30, 2006. As a result of this revision, the Company expected to recover $185,482 more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excess as a further reduction of the income tax provision for the three month period ended September 30, 2006.

The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

15.	Segment Disclosure

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

The Company identifies a reportable segment through the internal organizational structure. Commencing on July 1, 2007, and as a result changes in business operations, the Company’s current structure is distributed among two reporting segments, Fiber Technologies and Environmental Solutions, each with different product and service offerings. The Fiber Technologies reporting segment is comprised of the operations of Avensys Tech and ITF and provides fiber-based technologies and products. The Environmental Solutions reporting segment is comprised of the operations of Avensys Environmental Solutions and offers products and services to the environmental monitoring solutions marketplace. The “Other” column indicated refers to the previously identified, prior to July 1, 2007, Credit Management reporting segment and has been included for reconciliation purposes only.

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

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Segment Disclosure (continued)

For the three month period ended Septembe 30, 2007
	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	3,685,292	1,112,717	171,872	4,969,881

Cost of revenues	2,069,524	679,868	-	2,749,392
Marketing and sales expense	93,258	368,045	-	461,303
Administrative expense	163,227	110,847	58,619	332,693
Research & development	464,311	-	-	464,311
Depreciation & amortization	59,636	6,305	-	65,941

Direct costs	2,849,956	1,165,065	58,619	4,073,640

Direct contribution	835,336	(52,348)	113,253	896,241
Other operating expenses & indirect costs of net revenues				(960,570)

Loss from Operations				(64,329)

Other income (expense)				11,950
Loss on redemption of convertible debentures				(1,422,577)
Interest expense, net				(337,393)
Debenture accretion and change in fair value of derivative financial instruments				(498,365)
Income Tax Benefit - Refundable tax credits (1)				169,001
Non-Controlling Interest				(139)

Net Loss				(2,141,852)

(1)	– Relates entirely to the Research & Development activities of the Fiber Technologies segment.

For the three month period ended Septembe 30, 2006
	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	1,911,076	1,755,389	91,740	3,758,205

Cost of revenues	1,135,774	1,202,335	51,174	2,389,283
Marketing and sales expense	50,808	446,496	65,173	562,477
Administrative expense	83,166	217,241	86,857	387,264
Research & development	376,747	-	-	376,747
Depreciation & amortization	61,638	12,243	2,214	76,095

Direct costs	1,708,133	1,878,315	205,418	3,791,866

Direct contribution	202,943	(122,926)	(113,678)	(33,661)
Other revenues, operating expenses & indirect costs of net revenues				(561,516)

Loss from Operations				(595,177)

Other income (expense)				129,655
Interest expense, net				(246,041)
Debenture accretion and change in fair value of derivative financial instruments				117,524
Income Tax Benefit - Refundable tax credits (1)				364,602
Non-Controlling Interest				(109)

Net Loss				(229,546)

(1) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Manaris Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2007

Segment Disclosure (continued)

Revenue from two customers of the Company’s Fiber Technologies segment for the three month periods ended September 30, 2007 and 2006 represented $2,946,122 (Customer 1 represented $2,468,983 and Customer 2 represented $477,139) and $1,782,975 (Customer 1 represented $1,343,852 and Customer 2 represented $439,123), respectively, of which the outstanding receivable balances amounted to $2,050,737 (Customer 1 represented approximately $1,481,906 and Customer 2 represented approximately $568,831) and $1,184,783 (Customer 1 represented $686,323 and Customer 2 represented $498,460) at September 30, 2007 and 2006, respectively.

The Company’s long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

	September 30,	June 30,
	2007	2007
	$	$

Fiber Technologies	10,819,904	10,292,751
Environmental Solutions	53,933	47,901
Credit Management	-	-
All Other	22,679	23,406
Total long-lived assets	10,896,516	10,364,058

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the three month periods ended September 30, 2007 and 2006 for the Americas include $2,724,509 and $1,890,284, respectively, of sales to the United States of America and $1,162,799 and $1,146,738, respectively, of sales to Canada. The revenues for Asia for the three month period ended September 30, 2007 and 2006 include sales of $506,075 and $432,286, respectively, to China.

Geographic Information

	Three months ended September 30,
	2007	2006
Revenues	$	$

Americas	4,059,788	3,075,960
Europe	355,344	99,203
Asia	554,749	583,042

Total	4,969,881	3,758,205

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Manaris Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three months periods ended September 30, 2007 and 2006 as included in this Form 10-QSB.

CORPORATE OVERVIEW

Manaris is a holding company which operates the following wholly-owned subsidiaries:

▪
Avensys Inc. ("Avensys") operates two divisions, Avensys Tech, which manufactures and distributes fiber optical components and sensors worldwide, and Avensys Solutions, which distributes and integrates environmental monitoring solutions.

▪
C-Chip Technologies Corporation (North America) ("C-Chip") has licensed its technology to its partner iMetrik Inc, whereby, C-Chip receives royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the BHPH (“Buy Here Pay Here”) used car market

For the three month period ended September 30, 2007, Manaris’ revenues were $5.0 million, compared to $3.8 million for the same period last year. Revenues for the three month period were 32.2% ahead of revenues for the same period last year. Manaris’ operating profit for the three month period was $64,000, compared to an operating loss of $595,000 for the same period last year. The gross margin for the quarter was 44.7% compared with 36.4% a year earlier. The current quarter’s results include the cost of severance paid to the former President of Avensys.

Net cash used in operating activities during the three month period totaled $190,000, as compared with net cash used of $1.66 million for the same period last year.

During these three months, we took steps to reduce the dilutive impact of past financings on our shareholders, and to set the platform for continued growth. First and most importantly, we redeemed the Series B convertible debenture issued in August 2006, at the same time purchasing a portion of the warrants attached to the debenture. In order to accomplish this redemption, we signed an agreement with a new strategic financial partner Imperium Inc., for a longer term, less onerous facility. The Imperium facility will also enable us to meet any immediate working capital requirements and fund future growth.

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

Our first quarter notes to the consolidated financial statements exclude the Company’s previously disclosed going concern reference. This is a reflection of the significant progress made by the Company, and the confidence placed in it by its new strategic financing partner.

OVERVIEW OF AVENSYS SUBSIDIARY

Avensys operates two divisions - Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions and instrumentation in the Canadian marketplace.

Avensys revenues for the three months ended September 30, 2007 were $4.8 million, as compared to $3.7 million for the same period last year. Revenues for the three month period were 30.9% ahead of the same period last year. Gross margin was 42.7% compared with 36.2% a year ago.

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

The market for fiber optics components continued to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 25% of optical sales. Undersea telecom components, DPSK demodulators (“Differential Phase Shift Keying”) as well as fiber laser components, developed by our R&D partner ITF labs, are the product lines that are generating the most growth. Traditional terrestrial telecom components saw relatively stable volumes. Our DPSK product line has been qualified by a major telecom manufacturer of long haul transmission equipment, reinforcing our position as a major supplier for submarine systems and allowing us to further penetrate terrestrial transport systems.

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

The optical manufacturing industry has experienced significant pressure on margins over the last few years. At Manaris, this trend has been compounded by a weaker U.S. dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins. Despite these negative factors, our gross margins have improved with increased volume and with the additional flexibility provided by our recent staff training efforts. Our average gross margin for the last 3 months was 42.7% compared to 36.2% for the same period last year.

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

The Avensys Solutions Division of Avensys

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

We expect to realize further growth through both organic initiatives and potential merger or acquisition opportunities. We continue to be firm believers in this exciting business segment that has allowed us, through its stability, to be a more solid organization.

OVERVIEW OF C-CHIP TECHNOLOGIES SUBSIDIARY

Pursuant to the Licensing Agreement between C-Chip and iMetrik, C-Chip receives royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the BHPH used car market. The launch of the new GSM-based Credit Chip 200G, developed in partnership with iMetrik, has provided a competitive alternative which has resulted in increased sales and steady royalty revenues. The royalties were originally to be applied against the outstanding balance from iMetrik to C-Chip. Effective July 1, 2007, the Company and the former supplier signed an amendment to the Agreement whereby the royalties payable and the loan repayment would each be settled on a cash basis on the first working day following the end of each quarter. The amendment is applicable to all royalties earned since the inception of the Agreement. This Licensing Agreement has thus effectively positioned C-Chip to benefit from potential growth in this market, while protecting its intellectual property and leveraging iMetrik’s engineering and development expertise.

The initial term of the License Agreement ends on the first anniversary of the date that the outstanding amount of the loan has been satisfied as a result of the royalties being applied thereto (the "Repayment Date"). iMetrik shall thereafter have an option to purchase C-Chip's intellectual property within ninety (90) days of the repayment date.

Going forward, C-Chip’s primary income is derived from earned royalties that are based on the number of units sold by iMetrik. The total amount of royalties recorded during the three months ending September 30, 2007 is approximately $172,000.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Our first quarter notes to the consolidated financial statements exclude the Company’s previously disclosed going concern reference. This is a reflection of the significant progress made by the Company, and the confidence placed in it by its new strategic financing partner.

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months September 30,
	2007	2006	Change	Change
	$	$	$	%
Revenue	4,969,881	3,758,205	1,211,676	32.2%
Cost of Revenue	2,749,392	2,389,283	360,109	15.1%
Gross margin	2,220,489	1,368,922	851,567	62.2%
Gross Margin as % of Revenue	44.7%	36.4%

Operating expenses
Depreciation and amortization	208,891	177,868	31,023	17.4%
Selling, general and administration	1,611,616	1,409,484	202,132	14.3%
Research and development	464,311	376,747	87,564	23.2%
Total Operating expenses	2,284,818	1,964,099	320,719	16.3%

Operating (loss) gain	(64,329)	(595,177)	530,848	-89.2%

Other income (expenses)	(2,246,385)	1,138	(2,247,523)
Income tax benefits - refundable tax credits	169,001	364,602	(195,601)	-53.6%
Non-Controlling interest	(139)	(109)	(30)	27.5%
Net (loss) income for the period	(2,141,852)	(229,546)	(1,912,306)	833.1%

Foreign currency translation adjustments	781,187	(1,953)	783,140
Comprehensive income	(1,360,665)	(231,499)	(1,129,166)	487.8%

Revenue

The Company identifies a reportable segment through the internal organizational structure. Commencing on July 1, 2007, and as a result changes in business operations, the Company’s current structure is distributed among two reporting segments, Fiber Technologies and Environmental Solutions, each with different product and service offerings. The Fiber Technologies reporting segment is comprised of the operations of Avensys Tech and ITF and provides fiber-based technologies and products. The Environmental Solutions reporting segment is comprised of the operations of Avensys Environmental Solutions and offers products and services to the environmental monitoring solutions marketplace.

Sales from the products and services of the Fiber Technologies and Environmental Solutions operating segments, for the three month period ended September 30, 2007, account for 96.5% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended September 30,
	2007	2006	Change	Change
	$	$	$	%
Avensys	4,798,009	3,666,465	1,131,544	30.9%
C-Chip (Royalties)	171,872	-	171,872	100.0%
C-Chip (Sales)	-	91,740	(91,740)	-100.0%
Revenue	4,969,881	3,758,205	1,211,676	32.2%

Our revenues for the three month period ended September 30, 2007 increased by 30.9% over the same period in 2006. This increase is primarily due to our Avensys subsidiary. Avensys maintained its strong internal growth by the continued expansion and diversification of its product lines and the addition of additional customers. C-Chip’s revenues for the three month period ended September 30, 2007 represent royalties brought about by a change in its accounting policy relating to revenue recognition. The change in accounting policy resulted from a license agreement signed during the second quarter of fiscal 2007, effective December 1, 2006, whereby C-Chip would receive royalties from the licensee on the sale of credit management devices.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 55.3% for the three month period ended September 30, 2007 compared with 63.6% for the same period in 2006. Gross margin, relative to revenues, for the three month period ended September 30, 2007 surged as a result of improved margins at Avensys and the new C-Chip business model. Avensys saw significant reductions in the operational costs of production but these were partially offset by the negative effects of a weaker U.S. dollar. The average rate of the U.S. Dollar for the three month period ended September 30, 2007 was $0.957 compared to $0.892 for the three month period ended September 30, 2006.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three month period ended September 30, 2007 increased by $31,023 over the same period in 2006. Avensys continues to invest in production equipment to keep pace with the significant increases in revenues.

Selling General and Administrative expenses
Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three month period ended September 30, 2007 increased by $177,249 compared to the same period in 2006. SG&A are composed of the following:

	Three Months Ended June 30,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	141,455	223,947	(82,492)	-36.8%
Marketing and Sales	109,694	217,088	(107,394)	-49.5%
Payroll and related expenses	997,073	685,053	312,020	45.5%
Professional fees	227,820	234,428	(6,608)	-2.8%
Travel	22,760	18,319	4,441	24.2%
Other	112,814	30,649	82,165	268.1%
Selling, General and Administrative Expenses	$1,611,616	$1,409,484	$202,132	14.3%

▪
General and administrative expenses for the three month period ended September 30, 2007 decreased by $82,492 compared with the same period in 2006. The decrease is primarily due to aggressive cost control throughout the Company that took place in the context of significant growth in revenues for the three month period.

▪	Marketing and sales expenses decreased by $107,394 compared to the same period in 2006. Again, the decrease for the period is primarily due to aggressive cost control throughout the Company.
▪
Payroll expenses for the three month period ended September 30, 2007 increased by $312,020 compared with the same period in 2006. The increase for the current period includes a severance amount of 215,332 for the former President of Avensys. Excluding this charge, payroll increased by $96,688 or 14.1%. The increase in payroll is directly attributable to the revenue growth for the period but is significantly less than the actual revenue increase, which was 30.9% for the three month period ended September 30, 2007.

▪	Professional fees for the three month period ended September 30, 2007 decreased by $6,608 compared with the same period in 2006.
▪
SG&A expenses classified as ‘Other selling, general and administrative’, which include stock based compensation, for the three month period ended September 30, 2007 increased by $82,165 compared with the same period in 2006. Again, the increase for the current period includes a severance amount of stock based compensation of $64,684 for the former President of Avensys. Excluding this charge, ‘Other selling, general and administrative’ increased by $17,481.

Research and Development

For the three month ended June 30, 2007, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three month period ended September 30, 2007 increased by $87,564 compared with the same period in 2006. The three month period increase is primarily attributable to the expanded roster of research and development projects at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three month period ended September 30, 2007, was $112,039 compared to $17,728 for the same period in 2006 which, excluding the severance amount, represents an increase of $47,355.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended September 30,
	2007	2006	Change	Change
	$	$	$	%
Other income (expenses), net	11,950	129,655	(117,705)	-90.8%
Loss on redemption of Series B Notes & Series B OID Notes	(1,422,577)	-	(1,422,577)
Interest expense, net	(337,393)	(246,041)	(91,352)	37.1%
Debentures and preferred shares accretion	(226,536)	(640,610)	414,074	-64.6%
Change in fair value of derivative financial instruments	(271,829)	758,134	(1,029,963)	-135.9%
Other income (expenses)	$(2,246,385)	$1,138	$(2,247,523)

Other expenses for the three month period ended September 30, 2007 increased by $2,247,523 compared with the same period in 2006. The increase is primarily due to a loss on redemption of Series B Notes and Series B OID in the amount of $1,422,577. Also, there was a significant reduction in debenture and preferred shares accretion,$414,074, which was offset by a larger decrease in the change in fair value of derivative financial instruments, $1,029,963 (see discussion on derivative financial instruments under ‘Net Loss’).

	Three Months Ended September 30,
	2007	2006	Change	Change
	$	$	$	%
Series A Notes accretion	-	501,698	(501,698)	-100.0%
Series B Notes & Series B OID Notes accretion	132,379	78,045	54,334	100%
Senior Secured OID Convertible Note	9,213	-	9,213
Preferred shares accretion	84,944	60,867	24,077	39.6%
Debentures and preferred shares accretion	$226,536	$640,610	$(414,074)	-64.6%

Refundable Tax Credits

Refundable tax credits for the three month period ended September 30, 2007 decreased by $195,601 compared with the same period in 2006 primarily due to the inclusion, in the three month period ended September 30, 2006, of $185,482 of investment tax credits which had not been originally recorded. The Company applied this excess as a further reduction of the income tax provision for the three month period ended September 30, 2006.

Net Loss
Our net loss of $2,141,852 for the three month period ended September 30, 2007 represents an increase of $1,912,306 compared to the net loss of $229,546 for the same period in 2006. This increase primarily resulted from the loss of $1,422,577 on redemption of convertible debentures for the three month period ended September 30, 2007, compared to zero for the same period last year; and a loss of $271,829 from the change in the fair value of derivative financial instruments for the three month period ended September 30, 2007, compared to a gain of $758,134 for the same period last year.

We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets, the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities") and the Senior Secured OID Convertible Note issued in September 2007. These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are, consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At September 30, 2007 and 2006, our share price was $0.095 and $0.23 a share, respectively, which impacted the fair values of the derivative liabilities on our balance sheet at those dates and increased our net loss for the three month period ended September 30, 2007 by $271,829 and decreased our net loss for the three month period ended September 30, 2006 by $758,134, respectively. Excluding the gain from changes in fair values of these derivative liabilities, our net loss would have been $447,446, excluding the loss on redemption of the Series B Notes and Series B OID Notes of $1,422,577, for the three month period ended September 30, 2007, and $987,680 for the three month period ended September 30, 2006. Two non-recurring matters also had a significant impact on the net loss for the three month period ended September 30, 2006. A gain on sale of fixed assets amounting to $300,848, recorded in the first quarter of fiscal 2007, and a revaluation of our estimates for research and development tax credits receivable amounting to $185,482, also recorded in the first quarter of fiscal 2007, with both matters improving our results by reducing the net loss for the three month period ended September 30, 2006 by a total of $486,330.

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys have been supported primarily from revenue from the sales of its products and services. Avensys recorded a net profit for the first time in fiscal year 2007 of $1.5 million and recorded another profit of $0.3 million in the first quarter of fiscal 2008.

As at September 30, 2007, we had working capital surplus of $2,262,314 compared to a working capital surplus of $596,801 at June 30, 2006, an improvement of $1,665,513. Included in these figures for net working capital:

	September 30,	June 30,
	2007	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	743,783	559,257	184,526	33%
Receivables	3,923,237	3,834,474	88,763	2%
Inventory	1,791,413	1,478,835	312,578	21%
Other current assets	1,424,709	1,474,156	(49,447)	-3%
Current assets	7,883,142	7,346,722	536,420	7%

Accounts payable and accrued liabilities	3,588,942	3,992,847	(403,905)	-10%
Loans payable	1,532,319	1,054,238	478,081	45%
Other current liabilities	499,567	1,702,836	(1,203,269)	-71%
Current Liabilities	5,620,828	6,749,921	(1,129,093)	-17%

Net working capital	2,262,314	596,801	1,665,513	279%

We have implemented the following measures to address our concerns over the liquidity of the Company and its ability to continue as a going concern:

▪	Secured long-term convertible debt financing and working capital financing, on September 24, 2007, to fund our operations and growth.
▪
C-Chip signed a License Agreement establishing a new and profitable business model. This will allow for the reduction of the debt at our C-Chip subsidiary through continued payments from our royalty revenue.

▪	Executed the Avensys business plan resulting in its generation of positive cash flows in fiscal 2007 and the first quarter of fiscal 2008.
▪	Significantly rationalized the operating and cost structure of our holding company, Manaris.
▪
During the first quarter of fiscal 2008, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes will have its exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions. In connection with the redemption of the Notes, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD ( the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that will provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, with the balance of funds, $0.6 million, for the Company’s working capital purposes. The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with a Warrant to purchase up to 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note a Warrant to purchase up to 5% of the Company’s outstanding common stock on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility

During the three month period ended September 30, 2007, the Company, having produced a net loss of $2,141,852, used $190,273 of cash to fund Operating Activities from continuing operations. During the three month period ended September 30, 2006, the Company, having produced a net loss of $229,546, used $1,660,189 of cash to fund Operating Activities from continuing operations. An analysis of the three month periods is as follows:

	Three Months Ended September 30,
	2007	2006	Change
	$	$	$
Net (loss) income	(2,141,852)	(229,546)	(1,912,306)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	2,644,132	113,124	2,531,008
	502,280	(116,422)	618,702
Change in accounts receivable and other receivables	139,179	(228,812)	367,991
Change in accounts payable and accrued liabilities	(590,448)	(1,258,208)	667,760
Change in other current assets and current liabilities	(241,284)	(60,390)	(180,894)
Net cash generated by (used in) operating activities from continuing operations	$(190,273)	$(1,663,832)	1,473,559

During the three month period ended September 30, 2007, we mainly financed our operations through the Senior Secured OID Convertible Debenture financing, the positive cash flow generated by Avensys through the sales of products and services and the positive cash flow generated by C-Chip through the profitable business model.

Selected Balance Sheet information:

	September 30, 2007	June 30, 2007
	$	$
Total Assets	19,358,537	18,193,489
Current Liabilities	5,620,828	6,749,921
Long-Term Liabilities	5,003,376	2,708,476
Non-Controlling Interest	24,985	23,193
Total Stockholder's Equity	8,709,348	8,711,899

The increase in total assets is attributable to increases in accounts receivable of $88,763, from $3,834,474 to $3,923,237, increases in inventories of $312,578, from $1,478,835 to $1,791,413, increases in net property and equipment of $104,600, from $2,279,973 to $2,384,573, increases in intangible assets of $135,687, from $3,967,213 to $4,102,900, and increases in goodwill of $292,171, from $4,116,872 to $4,409,043. The decrease in current liabilities is attributable to decreases in accounts payable and accrued liabilities of $403,905, from $3,992,847 to $3,588,942, and decreases in the current portion of convertible debentures of $1,166,428, from $1,568,519 to $402,091, offset by increases in bank and other loans payable of $478,081, from $1,054,238 to $1,532,319. The increase in long-term liabilities is attributable to increase in the balance of purchase price payable of $173,960, from $1,194,096 to 1,368,056, and increases in derivative financial instruments of $2,507,182, from $64,510 to $2,571,692, offset by decreases in convertible debentures of $417,520, from $1,275,458 to $857,938.

As of September 30, 2007, the Company had 97,096,844 issued and outstanding shares compared to 93,437,654 on June 30, 2007. The increase in common shares is mainly due to the issuance of 649,955 common shares in connection with the Series B Notes and to the issuance of 2,759,235 common shares in connection with the cashless exercise of warrants.

Stock options outstanding at September 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and have a weighted average remaining contractual life of 5.01 years. Stock options outstanding at June 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and had a weighted average remaining contractual life of 5.26 years.

Senior Secured OID convertible Debentures

During the first quarter, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and half of the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes will have their exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions.

In connection with the redemption of the Notes, the Company recorded a non-cash charge of $1,422,577 in the first quarter which is included as part of Other Expenses in the Statement of Operations and Comprehensive Loss.

As a result of the redemption of the Notes, the security relating to the Notes has been released.

In connection with the redemption of the Notes described in Note 10(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, with the balance of funds, $0.6 million, for the Company’s working capital purposes.

The Convertible Note matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two-year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with Series Q warrants to purchase, subject to adjustment, 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note Series P warrants, representing compensation for advisory services rendered to the Company, to purchase up to 5% of the Company’s outstanding common stock, initially amounting to 8,091,403 shares and subject to adjustment, on a fully diluted basis. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility.

In connection with this financing, specifically the shares to be received upon potential conversion of the Convertible Note and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The registration statement was filed with the SEC on October 22, 2007 but is not as yet effective. If the registration statement is not effective by January 14, 2008, the Company is required to pay a registration default payment to the Investor, and to make such payments for each 30 day period (or part thereof) for which the registration default continues. The registration default payment is equal to the sum of (i) the greater of (a) 1.5% of the purchase price and (b) the product of the then current market price multiplied by the aggregate number of registerable securities issued or issuable pursuant to the terms of the Convertible Notes and the Series Q Warrants plus (ii) the product of the current Market Price multiplied by the aggregate number of registerable securities issued or issuable pursuant to the terms of the Series P Warrants. Notwithstanding the foregoing, the total amount of the default payment payable by the Company shall be caped at an aggregate amount of 9% of the principal amount of the Convertible Debenture, being $360,000. At September 30, 2007, the Company does not expect to have to pay such registration default payments and, accordingly, no accrual has been made for such payments.

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favour of the holder of the Convertible Note, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Note contains events of default that would permit the Investor to demand repayment.

The SPL with respect to this Convertible Note contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL, as defined in the SPL; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Note, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Note provided however that the Company could have a certain maximum amount of outstanding bank debt.

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

C-Chip recorded royalties’ income of $171,872 for the three month period ended September 30, 2007.

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

Recent Accounting Pronouncements

a) Recent Accounting Pronouncements Adopted During Fiscal Year 2008

The Company, as required, adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), effective July 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to a minimum recognition threshold, FIN 48 requires that the Company recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. FIN 48 applies to all tax positions related to income taxes that are subject to SFAS 109, including tax positions considered to be routine. As a result of the implementation, no adjustment was required to the amount of the unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As at September 30, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial jurisdictions. The Company’s federal income tax returns are generally subject to examination for a period of three years after filing of the respective return in the U.S. and four years in Canada.

In addition, upon inclusion of the Canadian operating losses and Experimental Development unclaimed expenses carryforward tax benefits, from prior tax years, in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination.

b) Recent Accounting Pronouncements Adopted During Fiscal Year 2007

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

c) Recent Accounting Pronouncements Not Yet Adopted

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

1.	Resolution of Canadian Security Agency Case

On March 29, 2007, a lawsuit was filed under Quebec Law in the Superior Court of Quebec against Canadian Security Agency (2004) Inc. (“CSA”), a former operating subsidiary of Manaris. The plaintiff was suing CSA, amongst other parties, as a defendant in warranty, and was claiming a total amount of $585,414 (CAD $623,700). The Company responded and , on September 21, 2007, obtained the Court’s rejection of the case due to a failure by the plaintiff to follow the rules of procedure prescribed by the Quebec Code of Civil Procedure.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 22, 2007 we filed a Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with the Imperium financing, specifically the shares to be received upon potential conversion of the Convertible Note and the exercise of the Warrants. This registration statement was filed with the SEC on October 22, 2007 but has not yet been rendered effective by the Securities Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

3.6 Amended and Restated Bylaws dated February 13, 2007. (as incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007).

10.1 Registration Rights Agreement dated February 16, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.2 Placement Agency Agreement between Midtown Partners Co,. LLC and Manaris Corporation dated February 2, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.3 Asset Purchase Agreement dated April 4, 2006 (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 10, 2006).

10.4 Shareholder Agreement (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 24, 2006).

10.5 License Agreement (as incorporated by reference to the registrant's Current Report on Form 8-K filed on April 24, 2006).

10.6 Fond Action Debenture dated February 28, 2005.

10.7 Series IB1 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006).

10.8 Series IB2 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006).

10.9 Series IB3 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006).

10.10 Series IB6 Warrants (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2006).

10.11 Form of Series E Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on May 9, 2005).

10.12 Form of Series G Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.13 Form of Series H Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.14 Form of Series I Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.15 Form of Series J Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 8, 2005).

10.16 Form of Series W Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on October 22, 2007).

10.17 Form of Series Y Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.18 Form of Series Z Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.19 Form of Series B Subordinated Secured Convertible Promissory Note as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.20 Form of Original Issue Discount Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.21 Form of Note and Warrant Purchase Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.22 Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.23 Form of Pledge and Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.24 Deed of Hypothec (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17,2006).

10.26 Form of Toll Cross Securities Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on October 22, 2007).

10.27 Form of Securities Purchase and Loan Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28 2007).

10.28 Form of the 6 % Original Issue Discount Senior Secured Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.29 Form of Imperium Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.30 Form of Imperium Advisory Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 28, 2007).

10.31Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.32 Form of Working Capital Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.33 Form of Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

14 Code of ethics (as incorporated by reference to the issuer's Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2003).

21 List of subsidiaries of Manaris Corporation. (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the e Securities Exchange Act of 1934, as amended.

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2007.

MANARIS CORPORATION (Registrant)

BY:	/s/ John Fraser
John Fraser, President and Chief Executive
Officer (Principal Executive Officer)

BY:	/s/ Tony Giuliano
Tony Giuliano, Chief Financial Officer,
(Principal Financial and Accounting
Officer)