Form 10-Q
period 2007-12-31
Avensys CORP
filed 2008-02-11
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 000-33199

AVENSYS CORPORATION
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
Yes ☐ No ☒

As of February 1, 2008 there were 97,096,844 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Avensys Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Avensys Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	December 31,	June 30,
	2007	2007
	$	$
ASSETS
Current Assets
Cash and cash equivalents	587,675	559,257
Accounts receivable, net of allowance for doubtful accounts of $34,061 and $54,128, respectively	3,722,311	3,834,474
Other receivables (Note 4)	1,408,416	1,167,241
Inventories (Note 4)	2,146,924	1,478,835
Prepaid expenses and deposits	186,930	212,359
Restricted held-to-maturity security	100,878	93,861
Current assets of discontinued operations	652	695
Total Current Assets	8,153,786	7,346,722
Long-Lived Assets
Property and equipment, net	2,514,374	2,279,973
Intangible assets	3,971,008	3,967,213
Goodwill	4,424,610	4,116,872
Deferred financing costs	428,501	376,794
Deposits	104,096	105,915
Total Long-Lived Assets	11,442,589	10,846,767
Total Assets	19,596,375	18,193,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities (Note 4)	4,290,006	3,992,847
Bank and other loans payable (Note 7)	1,723,012	1,054,238
Current portion of long-term debt (Note 9)	86,622	94,317
Current portion of convertible debentures (Note 10)	403,511	1,568,519
Due to related parties (Note 6)	40,000	40,000
Total Current Liabilities	6,543,151	6,749,921
Long-Term Liabilities
Long-term debt, less current portion (Note 9)	203,855	174,412
Convertible debentures (Note 10)	986,238	1,275,458
Balance of purchase price payable (Note 8)	1,462,423	1,194,096
Derivative financial instruments (Notes 8 and 10)	1,961,146	64,510
Total Long-Term Liabilities	4,613,662	2,708,476
Total Liabilities	11,156,813	9,458,397
Non-controlling Interest	25,232	23,193
Stockholders’ Equity
Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 97,096,844 and 93,437,654 issued and outstanding, respectively	971	934
Additional Paid-in Capital	38,126,077	36,727,893
Accumulated other comprehensive income	2,134,508	1,268,622
Deficit	(31,847,226)	(29,285,550)
Total Stockholders’ Equity	8,414,330	8,711,899
Total Liabilities and Stockholders’ Equity	19,596,375	18,193,489

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$

Revenue (Note 3)	4,306,647	4,865,465	9,276,528	8,623,670

Cost of Revenue	2,811,805	3,947,264	5,561,197	6,336,547

Gross Margin	1,494,842	918,201	3,715,331	2,287,123

Operating Expenses

Depreciation and amortization	281,076	215,775	489,967	393,643
Selling, general and administration (Note 12)	1,565,472	1,451,790	3,177,088	2,861,274
Research and development	697,951	365,957	1,162,262	742,704
Total Operating Expenses	2,544,499	2,033,522	4,829,317	3,997,621

Loss from Operations	(1,049,657)	(1,115,321)	(1,113,986)	(1,710,498)

Other Income (Expenses)

Other income (expenses), net (Note 3)	(9,611)	204,519	2,339	334,174
Loss on redemption of convertible debentures (Note 10(a))	-	-	(1,422,577)	-
Interest expense, net	(177,818)	(189,011)	(515,211)	(435,052)
Debentures and preferred shares accretion (Notes 8 and 10)	(218,694)	(753,462)	(445,230)	(1,394,072)
Change in fair value of derivative financial instruments (Notes 8 and 10)	610,694	229,190	338,865	987,324

Total Other Income (Expenses)	204,571	(508,765)	(2,041,814)	(507,626)
Net Loss Before Income Tax Benefit	(845,086)	(1,624,086)	(3,155,800)	(2,218,124)

Income Tax Benefit - Refundable tax credits (Note 14)	425,422	164,501	594,423	529,102

Net Income (Loss) before Non-Controlling Interest	(419,664)	(1,459,585)	(2,561,377)	(1,689,022)

Non-Controlling Interest	(160)	(1,438)	(299)	(1,547)

Net Loss applicable to common stockholders	(419,824)	(1,461,023)	(2,561,676)	(1,690,569)

Net Loss from Continuing Operations per share – Basic and Diluted	(0.00)	(0.02)	(0.03)	(0.02)

Net Loss per share - Basic and Diluted	(0.00)	(0.02)	(0.03)	(0.02)

Weighted Average Common Shares Outstanding	97,096,800	80,945,000	96,154,500	80,231,000

Statement of Comprehensive Income (Loss):

Net Income (Loss)	(419,824)	(1,461,023)	(2,561,676)	(1,690,569)

Foreign currency translation adjustments	84,699	104,079	865,886	102,126

Comprehensive Income (Loss)	(335,125)	(1,356,944)	(1,695,790)	(1,588,443)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$

Net (loss) income	(419,824)	(1,461,023)	(2,561,676)	(1,690,569)
Stock based compensation	40,107	69,694	152,146	87,422
Expenses settled with issuance of common shares	-	-	17,500	-
Depreciation and amortization	320,323	288,405	617,674	542,000
Foregiveness of loan payable	-	(200,000)	-	(200,000)
Non-cash financial and other expenses	83,186	56,609	121,296	130,072
Gain on disposal of property and equipment	-	5,498	-	(300,848)
Non-controlling interest	160	1,438	299	1,547
Loss on redemption of convertible debentures (Note 10(a))	-	-	1,422,577	129,922
Debentures and preferred shares accretion	218,694	753,463	445,230	1,394,072
Change in fair value of derivative financial instruments	(610,694)	(229,190)	(338,865)	(987,324)
Amortization of deferred financing costs	33,870	95,946	57,458	158,124
Adjustment for royalties paid (Note 3)	(226,228)	-	8,235	-
Other non-cash items	-	152,340	-	152,340
Changes in operating assets and liabilities
Decrease in accounts receivables	107,160	491,201	71,832	548,155
Increase in inventories	(461,957)	(344,137)	(659,629)	(165,549)
Increase in other receivables	(325,074)	(151,467)	(150,567)	(437,233)
Decrease in deferred contract costs	-	1,195,831	-	432,662
Decrease in deferred revenue	-	(679,120)	-	(281,390)
Increase in prepaid expenses and other assets	73,085	1,119	29,473	127,580
Increase in accounts payable and accrued liabilities	827,385	(127,928)	236,937	(1,386,136)

Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(339,808)	(81,321)	(530,081)	(1,745,153)

Net Cash Generated by Operating Activities from Discontinued Operations	-	2,910	-	6,553

Net Cash (Used In) Operating Activities	(339,808)	(78,411)	(530,081)	(1,738,600)

Investing Activities
Purchase of property and equipment	(324,128)	(27,645)	(412,644)	(48,249)
Disposal of property and equipment and inventory	1,253	47,145	37,737	821,995
Deposits in trust	-	-	-	79,781

Net Cash Generated by (Used in) Investing Activities	(322,875)	19,500	(374,907)	853,527

Financing Activities
Proceeds (repayment) of bank and working capital credit line	804,926	(123,673)	869,450	(296,845)
Repayment of senior convertible debt	-	(445,906)	-	(605,568)
Repayment of secured convertible debentures	-	-	(136,722)	-
Proceeds from issue of senior secured convertible debentures (Note 10(b))	-	1,360,237	3,726,621	3,179,849
Redemption of secured convertible debentures (Note 10(a))	-	-	(3,440,421)	-
Long term debt proceeds	50,113	21,370	30,015
Long term debt repayments	(21,348)	(52,625)	(21,348)	(52,625)
Proceeds from investment tax credit financing	-	-	570,071	-
Repayments of investment tax credit financing	-	-	(94,509)	-
Proceeds from capital leases	2,097	-	4,024	-
Repayments of capital leases	(4,227)	(5,580)	(9,509)	(9,718)
Repayment of other loans payable	-	(110,710)	(406,335)	(258,910)
Net Cash Generated by Financing Activities	831,654	643,113	1,091,430	1,956,183

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(325,080)	(74,928)	(158,025)	(74,240)

(Decrease) Increase in Cash and Cash Equivalents	(156,108)	509,274	28,418	996,870

Cash and Cash Equivalents – Beginning of period	743,783	926,304	559,257	438,708

Cash and Cash Equivalents – End of period	587,675	1,435,578	587,675	1,435,578

Avensys Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$

Non-Cash Financing and Investing Activities
Issuance of common shares for services	-	-	-	3,940
Issuance of common shares for late filing of registration statement	-	-	-	73,463
Issuance of common shares for interest payments	-	-	-	58,410
Issuance of common shares for repayment of senior convertible notes, Series A	-	-	-	341,458
Issuance of common shares for repayment of secured convertible notes, Series B	-	-	52,192	-
Issuance of common shares pursuant to cashless exercise of warrants (Note 12)	-	-	28	-
Issuance of common shares to settle outstanding payables	-	-	17,500	25,709
Supplemental Disclosures

Interest (paid) earned from continuing operations	(5,526)	(1,155)	(77,863)	(108,297)
Interest paid from discontinued operations	-	-	-	-

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-In	Comprehensive		Stockholders’
	Number of	Amount	Capital	Income	Deficit	Equity
	Shares	$	$	$	$	$
Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Correction of error (Note 2)	-	-	-	992,458	(266,705)	725,753
Stock-based compensation	-	-	453,206	-	-	453,206
Common stock issued to settle outstanding payables	122,934	2	29,347	-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408	-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447	-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	12,450,353	124	1,034,421	-	-	1,034,545
Common stock issued upon conversion of Unsecured Convertible Debentures	1,654,394	16	527,736	-	-	527,752
Common stock issued for late filing of registration statement	255,079	2	73,461	-	-	73,463
Translation adjustment				592,730		592,730
Net loss for the year					(2,370,754)	(2,370,754)

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	152,146	-	-	152,146
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	17,500
Issuance of Senior Secured Convertible OID Note (Note 10(b))	-	-	1,176,383	-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186	-	-	52,192
Common stock issued pursuant to cashless exercise of warrants (Note 12)	2,759,235	28	(28)	-	-	-
Translation adjustment				865,886		865,886
Net loss for the period					(2,561,676)	(2,561,676)

Balance, December 31, 2007	97,096,844	971	38,126,077	2,134,508	(31,847,226)	8,414,330

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

1.	Nature of Operations

Avensys Corporation (the “Company”) operates the following wholly-owned subsidiaries:

•
Avensys Inc. ("AVI"), which develops optical components & sensors and provides environmental monitoring solutions. AVI sells its optical products and services primarily in North America, Asia and Europe to the telecommunications, aerospace, and oil and gas industries. Environmental monitoring services and solutions are primarily targeted at public sector organizations across Canada.

•
C-Chip Technologies Corporation (North America) ("C-Chip"), which, through a Technology License Agreement (Note 3), has granted a former supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. C-Chip earns royalties with respect to the devices sold by the licensee to the credit management marketplace.

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at December 31, 2007 are located largely in Quebec and in Ontario, Canada. The Company currently derives the substantial portion of its revenues from its AVI subsidiary.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars.

Interim Financial Information

The financial information as at December 31, 2007 and for the three and six month periods ended December 31, 2007 and 2006 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the six month period ended December 31, 2007 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2007, except for the provisions of FIN 48, which were applied effective July 1, 2007.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include: a) 100% of AVI and its subsidiaries, Fizians Inc., of which AVI owns 70% of its outstanding shares, and ITF Laboratories Inc. (“ITF”), which has been determined to be a variable interest entity and for which AVI is the primary beneficiary, and b) 100% of C-Chip. All inter-company accounts and transactions have been eliminated in the consolidation.

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

Advertising

The Company’s advertising costs, which amounted to $23,013 and $27,317 for the three and six month periods ended December 31, 2007, respectively, and $35,627 and $60,127 for the three and six month periods ended December 31, 2006, respectively, are expensed as incurred.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

AVI generates revenues from the sale of fibre-based sensors, instruments and components, and environmental monitoring products. Revenue is recognized when there exists persuasive evidence of an arrangement, the sales price is fixed or determinable, the product has been delivered and collectability is reasonably assured.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

Restricted Held-to-Maturity Security

An irrevocable letter of credit for $100,878 (CAD$100,000) was issued by Avensys Corporation to partially guarantee the AVI line of credit (Note 7). A term deposit, maturing on October 15, 2008 and bearing interest at 3.0% per annum, is designated as collateral for this amount and accounted for at cost.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Inventory

Inventory consists of finished products available for sale to customers, raw materials and components. Raw materials are stated at the lower of cost and replacement cost. Finished goods are stated at the lower of cost and net realizable value. Cost of materials inventory is determined on an average cost basis. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of inventory turnover by item within specific time horizons. Work in process inventory includes direct materials, direct labor and the proportionate share of production overhead costs.

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

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred Canadian operating losses, as at June 30, 2007, of approximately $23.1 million from its inception which are available and which expire starting in 2008. For Canadian income tax purposes, the Company also has, as at June 30, 2007, approximately $2.8 million of Scientific Research and Experimental Development unclaimed expenses available indefinitely to reduce taxable income in future years. The potential benefit of operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward in future years.

Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Basis of Presentation and Significant Accounting Policies (continued)

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

c) Recent Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

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
Comparative Financial Statements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R expands the definition of a business combination and requires the acquisition method of accounting to be used for all business combinations and an acquirer to be identified for each business combination. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R establishes requirements in the recognition of acquisition costs, restructuring costs and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 141R on its consolidated financial statements.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 160 on its consolidated financial statements.

The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

3.	Technology License Agreement

On December 22, 2006, with an effective date of December 1, 2006, C-Chip entered into a Technology License Agreement (“Agreement”) with a supplier of the Company. Pursuant to the Agreement, C-Chip granted this supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall recognize and record royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. The royalties payable were originally to be applied against the principal and interest balance of a loan made to C-Chip from the former supplier (Note 7), which at the time of the Agreement had a balance outstanding of $1,143,321. Effective July 1, 2007, the Company and the former supplier signed an amendment to the Agreement whereby the royalties payable and the loan repayment would each be settled on a cash basis on the first working day following the end of each quarter. The amendment is applicable to all royalties earned since the inception of the Agreement. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to the delivery of services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip’s prior years’ input and development of the technology, the outstanding principal amount of the loan was reduced by $200,000. The associated gain was included in other income in the second quarter of fiscal 2007.

The initial term of the Agreement ends on the first anniversary of the date that the outstanding principal amount of the loan will have been satisfied as a result of the royalties being applied thereto (“Repayment Date”). The licensee thereafter shall have an option to purchase C-Chip’s intellectual property within 90 days of the Repayment Date.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

4.	Balance Sheet Details

	December 31,	June 30,
	2007	2007
	$	$
Other Receivables
Investment tax credits receivable	1,366,351	1,081,787
Sales tax receivable	35,465	39,825
Grants receivable	-	9,877
Other	6,600	35,752

	1,408,416	1,167,241

Inventories
Raw materials	867,845	726,484
Work in process	200,328	179,659
Finished goods	1,078,751	572,692

	2,146,924	1,478,835

Accounts Payable and Accrued Liabilities
Accounts payable	2,810,085	2,961,952
Payroll and benefits	704,597	510,777
Income taxes payable	1,795	4,189
Rent payable	37,237	34,648
Deferred revenue	164,389	173,517
Lease termination	60,745	78,323
Sales tax payable	72,110	14,494
Provision for Warranty	223,405	151,987
Other	215,644	62,960

	4,290,006	3,992,847

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

During the year ended June 30, 2005, AVI transferred its research activities to Avensys Laboratories Inc. (“ALI”). Avensys owned at the time 49% of ALI and the two entities entered into an agreement (the “ALI Agreement”) whereby ALI would perform research and development activities for AVI. The ALI Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide AVI with a commercialization license for products developed in return for a royalty of 5% of sales generated. Avensys sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $504,388 (CAD$500,000). ALI provided research & development for AVI only. However, it may also have entered into agreements with third parties. ALI has no financing other than amounts received from AVI.

As a result of the above, ALI had been included in the consolidated financial statements commencing in the year ended June 30, 2005 since AVI was the primary beneficiary.

During the year ended June 30, 2006, ALI purchased the R&D assets of ITF Optical Technologies Inc. (‘ITF transaction”) as part of a business combination. As a result of the ITF transaction, AVI's ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which AVI is the primary beneficiary. Consequently, ALI will continue to be consolidated by AVI and Avensys Corporation following the ITF transaction. Following this transaction, ALI changed its name to ITF Laboratories Inc.

ITF Laboratories Inc. (“ITF”) provides research & development to AVI and other parties. As a result, ITF continues to be included in the consolidated financial statements of the Company for the three and six month periods ended December 31, 2007, since AVI is the primary beneficiary. The impact of including the accounts of ITF in the consolidated balance sheet as at December 31, 2007 consists of additions to current assets of $2,659,091 (June 30, 2007 - $1,862,614), net property and equipment of $968,960 (June 30, 2007 - $903,564), intangible assets of $273,044 (June 30, 2007 - $344,892) and current liabilities of $1,382,545 (June 30, 2007 - $867,218). The impact on the consolidated statement of operations for the three and six month periods ended December 31, 2007 was an increase in revenue of $975,448 and $1,337,889, respectively (three and six month periods ended December 31, 2006, $444,769 and $895,436, respectively), an increase in expenses of $1,466,691 and $1,663,891, respectively (three and six month periods ended December 31, 2006, $37,439 and $340,053, respectively), and an increase in the income tax benefit from refundable investment tax credits of $425,422 and $594,423, respectively (three and six month periods ended December 31, 2006, $164,501 and $529,102, respectively). The increase in expenses includes an amount for research and development expenses of $1,247,362 and $1,592,981, respectively (three and six month periods ended December 31, 2006, $123,017 and $499,764, respectively).

6.	Related Party Transactions and Balances

The total amount due to a shareholder of the Company at December 31, 2007 is $40,000 (June 30, 2007 - $40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

7.	Bank and Other Loans Payable

AVI maintains a bank line of credit from a financial institution for an authorized amount of $1,371,936 (CAD$1,360,000), which bears interest at the Canadian bank prime rate (December 31, 2007 - 6%; June 30, 2007 - 6%) plus 1.5%. The outstanding balance under the line of credit as at December 31, 2007 amounted to $262,013 (CAD $259,733) (June 30, 2007 $253,125 - CAD$269,679). AVI has designated its accounts receivable totaling $3,631,596 (CAD $3,600,001) and inventories totaling $2,146,924 (CAD $2,128,246) as collateral for the line of credit. AVI renewed the bank line of credit in December 2007. According to terms of the new bank line of credit agreement, AVI is subject to certain financial covenants, which are to be calculated as at the fiscal year end of AVI, June 30, 2008.

In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement (“Agreement”) with C-Chip to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 3, the balance outstanding under the facility as at December 31, 2007 was reduced to $355,733 - CAD $352,639 (June 30, 2007 $708,245 - CAD $754,564).

AVI obtained investment tax credit financing during fiscal 2007 in the form of a demand loan in the amount of $397,099.(CAD $460,000). Avensys repaid $304,231 (CAD $361,058) of the demand loan during fiscal 2007 leaving a balance owing at June 30, 2007 of $92,868 (CAD $98,942). AVI repaid the balance of the demand loan during the quarter ended September 30, 2007. It also obtained additional investment tax credit financing during the quarter ended September 30, 2007 in the amount of $605,266 (CAD $600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Laboratories Inc.

In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 10 b), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). On November 2, 2007, the Company obtained $500,000 from the Facility in the form of a Senior Secured Working Capital Note (“WC Note”), bearing interest at 8.5% payable at maturity, maturing on February 2, 2008 and repayable on demand. The balance outstanding on the note at December 31, 2007 was $500,000. On February 2, 2008, the Company renewed the $500,000 WC Note on the same terms and conditions and the maturity date was extended to May 2, 2008.

The details of bank and other loans payable is as follows:

	December 31,	June 30,
	2007	2007
	$	$
Secured bank line of credit, bearing interest at Canadian bank prime rate plus 1.5%	262,013	253,125
Credit facility, bearing interest at 10%	355,733	708,245
Investment tax credit financing, bearing interest at 18%, repayable on demand	605,266	92,868
Senior Secured Working Capital Note, bearing interest at 8.5%, maturing February 2, 2008, repayable on demand	500,000	-
	1,723,012	1,054,238

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

8.	Balance of Purchase Price and Derivative Liability on ITF Purchase

Since the acquisition of ITF, the Company has recorded a balance of purchase price payable and derivative liability related to an embedded conversion option.

The ITF transaction Preferred Shareholder arrangement entitling the ITF Preferred Shareholders, being the former shareholders of ITF Optical Technologies Inc., to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been originally measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value is accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the Preferred Shareholders could require a payment. The carrying value of the convertible liability debt instrument as at December 31, 2007 was $1,462,423 (June 30, 2007 - $1,194,096). The embedded conversion option has been classified as a liability and was originally recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $8,201 as of December 31, 2007 (June 30, 2007 - $17,045). The fair value of the embedded conversion option is determined by using the Black-Scholes model.

9.	Long-Term Debt

	December 31,	June 30,
	2007	2007
	$	$
Mortgage loan secured by the universality of AVI's intangible and movable tangible assets (December 31, 2007 - CAD $224,000), bearing interest at the lender's prime rate (December 31, 2007 - 8.00%; June 30, 2007 - 6.0%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010.	225,966	229,961
Capital lease obligations (December 31, 2007 - CAD $35,705), bearing interest at rates between 6.17% and 10.37%, maturing between May 2008 and November 2010.	36,018	38,768
Secured note collateralized by the financed asset (December 31, 2007 - CAD $28,244), bearing zero interest, payable in 48 monthly instalments of CAD $614, maturing October 2011.	28,492	-
	290,476	268,729
Less: Current portion of long-term debt	86,622	94,317

Long-term debt	203,854	174,412

Principal payments on long-term debt, capital leases, and secured note are as follows:
	$

2008	86,622
2009	109,078
2010	88,583
2011	6,194
2012	-
Total	290,476

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

10.	Convertible Debentures

	December 31,	June 30,
	2007	2007
	$	$
Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated Secured Convertible debentures (original principal amount equal to 15% of the Series B debentures), maturing February 11, 2009 (Note 10 (a))	-	2,470,867

Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012 (Note 10(b))	986,238	-

Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008, original principal amount of $402,091 (CAD$400,000) (Note 10 (c))	403,511	373,110

	1,389,749	2,843,977

Less: Current portion of convertible debentures	403,511	1,568,519

Convertible debentures	986,238	1,275,458

Principal payments on the convertible debentures, by fiscal year, are as follows:
	$

2008	403,511
2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
Thereafter	392,409

	5,112,411
Less: Impact of accretion / present value	3,722,662

Total	1,389,749

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

In connection with the redemption of the Notes, the Company recorded a non-cash charge of $1,422,577 in the first quarter which is included as part of Other Expenses in the Statement of Operations and Comprehensive Loss. At December 31, 2007, the outstanding principal amount on the Notes was zero.

As a result of the redemption of the Notes, the security relating to the Notes has been released.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

The following table illustrates the values of the various components at the issue dates, August 11, 2006 for the first tranche and November 17, 2006 for the second tranche, and the balance sheet dates, June 30, 2007 and December 31, 2007.

	Issue Date	Expiry Date	Value at August 11, 2006	Value at November 17, 2006	Value at June 30, 2007	Value at December 31, 2007
Derivative Liabilities			$	$	$	$
Series B Notes	8/11/2006	2/11/2009	529,078		5,448	-
OID Notes	8/11/2006	2/11/2009	79,362		817	-
Series B Notes	11/17/2006	2/11/2009		205,417	4,447	-
OID Notes	11/17/2006	2/11/2009		30,813	667	-
Series Y Warrants	8/11/2006	11/9/2010	14,179		612	2,587
Series Z Warrants	8/11/2006	11/9/2010	266,168		15,412	38,795
Series Y Warrants	11/17/2006	11/9/2010		6,146	436	1,847
Series Z Warrants	11/17/2006	11/9/2010		120,870	11,009	27,711
			888,787	363,246	38,848	70,940

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	8/11/2006	2/11/2009	1,064,461		1,175,220	-
OID Notes	8/11/2006	2/11/2009	159,669		176,283	-
Series B Notes	11/17/2006	2/11/2009		996,504	980,464	-
OID Notes	11/17/2006	2/11/2009		149,476	138,900	-
			1,224,130	1,145,980	2,470,867	-

Value of Series B Notes			2,112,917	1,509,226	2,509,715	70,940

Derivative Liabilities (Placement Fees)
Series W Warrants	8/11/2006	11/9/2010	60,920		3,705	4,141
Series Y Warrants	8/11/2006	11/9/2010	1,170		50	317
Series Z Warrants	8/11/2006	11/9/2010	21,959		1,272	4,759
Series W Warrants	11/17/2006	11/9/2010		27,552	2,646	2,958
Series Y Warrants	11/17/2006	11/9/2010		502	36	227
Series Z Warrants	11/17/2006	11/9/2010		9,894	908	3,399
			84,049	37,948	8,617	15,801

Total Derivative Liabilities			972,836	401,194	47,465	86,741

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Convertible Debentures (continued)

b)	Senior Secured Original Issue Discount Convertible Debenture

In connection with the redemption of the Notes described in Note 10(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Senior Secured Original Issue Discount Convertible Debenture (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, being the amount which had been used to repay the Notes described in Note 10(a), with the balance of funds, $0.6 million, for the Company’s working capital purposes.

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

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs will be amortized on a straight-line basis over the term of the Convertible Debenture. At December 31, 2007, 2007, the outstanding principal amount on the Convertible Debenture was $4,089,259.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Convertible Debentures (continued)

The following table illustrates the values of the various components of the financing at the issue date, September 24, 2007, and the balance sheet date, December 31, 2007.

	Issue Date	Maturity / Expiry Date	Value at September 24, 2007	Value at December 31, 2007
Derivative Liabilities
Series P warrants	9/24/2007	9/24/2012	479,816	332,708
Beneficial Conversion Option - Convertible debenture	9/24/2007	9/24/2012	1,711,199	1,533,496

			2,191,015	1,866,204

Carrying Value of Original Issue Discount
Senior Secured Convertible Debenture

Convertible debenture	9/24/2007	9/24/2012	848,725	986,238

Additional Paid-In Capital

Common stock issued for fees (1)	9/24/2007		162,500	162,500
Warrants issued for fees	9/24/2007		53,624	53,624
Series Q warrants	9/24/2007		960,259	960,259

			1,176,383	1,176,383
Total			4,216,123	4,028,825

(1) Common shares to the Placement Agent totaling 1,477,273 were issued in the third quarter of fiscal year 2008.

In connection with this financing, specifically the shares to be delivered upon potential conversion of the Convertible Debenture and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The Company’s registration statement, filed with the SEC, became effective as of January 14, 2008.

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favour of the holder of the Convertible Debenture, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Debenture contains events of default that would permit the Investor to demand repayment.

The SPL Agreement with respect to this Convertible Debenture contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL Agreement, as defined in the SPL Agreement; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Debenture, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Debenture provided however that the Company could have a certain maximum amount of outstanding bank debt.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Convertible Debentures (continued)

c)	Unsecured Convertible Debentures

With the acquisition of AVI in February 2005, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, AVI recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of the Company. Pursuant to the conversion agreement, the Company filed a registration statement that included the said shares. On October 9, 2006, the Company’s registration statement became effective enabling the shares to be issued. The shares were issued on April 2, 2007.The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares which equalled $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

With the acquisition of AVI, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, AVI recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $403,511 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At December 31, 2007, the discount related to the conversion feature is zero (June 30, 2007 - $2,336).

11.	Common Stock

At December 31, 2007, the Company is authorized to issue 500,000,000 shares of common stock. At December 31, 2007, the Company has 97,096,844 (June 30, 2007 - 93,437,654) common shares issued and outstanding and 402,903,156 common shares available for issuance.

For the six month period ended December 31, 2007:

a)	In the quarter ended September 30, 2007, the Company issued 649,955 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In August 2007, pursuant to the cashless exercise of warrants described in Note 12(b) and other warrants exercised on a cashless basis, the Company issued 2,759,235 common shares.

c)	In August 2007, the Company issued 250,000 registered common shares as compensation for legal services.

For the six month period ended December 31, 2006:

a)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for principal payment.

b)
The Company issued 1,277,558 common shares in connection with the Series A Notes. Of that amount, 1,094,949 common shares with a fair value of $341,458 were issued for scheduled principal payments. Since the Company had been accreting the debt on the basis that the principal payments would be settled in shares, no gain or loss was recorded and the $341,458 was removed from the carrying value of the convertible debentures and credited to capital stock and additional paid in capital. Also, a total of 182,609 common shares, with a fair value of $58,410, were issued for interest payments. Since the Company had been accruing interest on the basis that the interest would be settled in shares, no gain or loss was recorded.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Common Stock (continued)

Common stock reserved for issuance at December 31, 2007 was as follows:

	December 31, 2007	June 30, 2007
Stock Options
Options outstanding	7,789,273	8,661,070
Reserved for future issuance	6,237,041	365,244

Stock Plan (1)
Reserved for future issuance	3,750,000	-

Warrants	44,125,399	17,752,882

Conversion of OID Senior Secured Convertible Note	36,363,636	-

Conversion of Series B Notes and OID Notes	-	48,325,000

Conversion of unsecured convertible debentures	330,251	330,251

	98,595,600	75,434,447

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

Under the Avensys Corporation 2006 Nonqualified Stock Option Plan (‘Plan”), the Company may grant options to its Directors, Officers and employees for the acquisition of up to 15,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion. On September 5, 2007, the Plan was amended and restated as the Amended and Restated 2006 Nonqualified Stock Option Plan and augmented by 5,000,000 stock options.

During the three and six month periods ended December 31, 2007, zero and 200,000 (three and six month periods ended December 31, 2006, 2,650,000 and 2,700,000, respectively) stock options were granted to employees and directors.

During the three and six month period ended December 31, 2007, zero and 200,000 stock options were granted to employees and directors with exercise prices at the market price on the respective grant dates (three and six month periods ended December 31, 2006, 2,650,000 and 2,700,000, respectively).

During the three and six month period ended December 31, 2007, zero stock options were granted to employees and directors with exercise prices below the market price on the respective grant dates (zero for the three and six month periods ended December 31, 2006).

During the three and six month periods ended December 31, 2007, zero (zero for the three and six month periods ended December 31, 2006) stock options were granted to non-employees.

During the three and six months periods ended December 31, 2007, zero stock options were granted to non-employees with exercise prices at the market price on the respective grant dates (zero for three and six month periods ended December 31, 2006)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Stock Options and Warrants (continued)

During the three and six month periods ended December 31, 2007, zero stock options were granted to non-employees with exercise prices below the market price on the respective grant dates (zero for the three and six month periods ended December 31, 2006).

During the year ended June 30, 2007, a certain director resigned and is no longer providing any services to Avensys Corporation. Under his stock option agreement, the director forfeited the stock options that would have vested beyond his termination date, and no stock based compensation expense was recorded for the forfeited stock options.

A summary of the changes in the Company's common share stock options is presented below:

	December 31, 2007		June 30, 2007
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)
Balance at beginning of the year	8,661,070	0.42	4,486,750	0.60

Granted	200,000	0.08	4,563,903	0.22
Exercised	-	-	-	-
Forfeited	(1,071,797)	(0.23)	(389,583)	(0.25)

Balance at end of period	7,789,273	0.43	8,661,070	0.42

Additional information regarding options outstanding as at December 31, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$			$		$
0.00 – 0.25	1,592,334	6.27	0.09	1,573,584	0.09
0.26 – 0.50	3,078,189	6.12	0.31	1,737,280	0.33
0.51 – 0.75	1,895,000	1.46	0.67	1,895,000	0.67
0.76 – 1.00	1,223,750	1.76	0.83	1,223,750	0.83
	7,789,273	4.33	0.43	6,429,614	0.47

The weighted average fair value of options granted for the three and six month periods ended December 31, 2007 and 2006 was nil and $0.07, respectively, as summarized below.

	Number of options		Weighted average exercise price		Weighted average grant-date fair value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007	2006	2007	2006
Options granted during the six month periods ended December 31, 2007and 2006, exercise prices below market price at time of grant	-	-	-	-	-	-
Options granted during the three month periods ended December 31, 2007 and 2006, exercise prices equal to market price at time of grant	200,000	2,700,000	0.08	0.25	0.08	0.21

Options granted during the three month periods ended December 31, 2007and 2006	200,000	2,700,000	0.08	0.25	0.08	0.21

Stock Options and Warrants (continued)

The Company recognized stock-based compensation for employees and directors in the amount of $152,146 and $87,422 for the six month periods ended December 31, 2007 and 2006, respectively, and $40,107 and $69,694 for the three month periods ended December 31, 2007 and 2006, respectively. The Company had no amounts of stock-based compensation to non-employees for the three and six month periods ended December 31, 2007 and 2006, respectively.

The fair value of the options granted during the year was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Six month period ended
	December 31,
	2007	2006
Risk - free interest rate	4.29%	3.96%
Expected volatility	100.0%	100.0%
Expected life of stocks options (in years)	5.16	5.95
Assumed dividends	None	None

As at December 31, 2007, the Company has $200,179 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of two years (June 30, 2008 - $79,206, and June 30, 2009 - $120,973).

There were no stock options exercised during the six month period ended December 31, 2007. There were no stock options exercised during the year ended June 30, 2007. The impact of cash receipts from the exercise of stock options would be included in financing activities in the accompanying consolidated statements of cash flows.

b)	Warrants

Warrants outstanding as at December 31, 2007

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Stock Options and Warrants (continued)

Changes in the warrants outstanding for the three month period ended December 31, 2007 was as follows:

Exercise prices	0.00001	0.05	0.11	0.31	0.35	0.45	0.48	0.50	0.53	0.65	0.70	Total
Balance at June 30, 2007	7,692	8,201,628	-	1,803,333	1,602,085	3,500,865	248,532	1,781,184	374,171	233,392	-	17,752,882
Ratchet pricing effect	-	-	3,734,257	-	-	(3,500,865)	-	-	-	(233,392)	-	-
Granted	-	-	30,304,530	-	-	-	-	-	-	-	2,653,845	32,958,375
Exercised	-	(5,456,268)	-	-	-	-	-	-	-	-	-	(5,456,268)
Expired / Forfeited	-	-	(1,129,590)	-	-	-	-	-	-	-	-	(1,129,590)

Balance as at December 31, 2007	7,692	2,745,360	32,909,197	1,803,333	1,602,085	-	248,532	1,781,184	374,171	-	2,653,845	44,125,399
Weigthed Average remaining contractual life (years)	2.13	2.20	4.41	2.13	2.45	-	2.13	2.13	2.13	-	1.65	3.82

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

13.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five years are as follows:

$
2008	213,917
2009	373,837
2010	236,058
2011	13,500
2012	-
837,313

The Company leases premises for its offices located across Canada. Total rent expense was $110,273 and $206,856 for the three and six month periods ended December 31, 2007, respectively, and $223,571 and $376,877 for the three and six month periods ended December 31, 2006, respectively. Total rent expense for the three and six month periods ended December 31, 2006 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $111,893 was recorded, calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%. The amount is being amortized over the remaining period of the lease which expires on May 31, 2010.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $275,706 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Commitments and Contingencies (continued)

Contingency

On April 18, 2006, Avensys Corporation, AVI and Avensys Laboratories Inc (“ALI”), entered into an Asset Purchase Agreement (the “Agreement”) to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc. The purchase price paid for the manufacturing assets acquired by Avensys, pursuant to the ITF Agreement, was $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and $872,372 (CAD$1,000,000) of Avensys Corporation common stock (2,550,795 common shares).

The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on November 9, 2006 (“Free Date”). The holders of these shares were permitted to sell, in every three month period following the Free Date, the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Avensys Corporation on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares were permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Avensys Corporation on the date of the sale of the common shares was higher than a specified reference price, which was $0.342. The holders of the common shares were also permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date (“Period”), the holders of the common shares sold their common shares through the facilities of the OTCBB at a price which was less than the specified reference price, Avensys Corporation would, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Avensys Corporation equal to the cumulative shortfall. On November 9, 2007, the shortfall based on actual common shares sold was $34,653 and the holders elected to be paid in common shares using the November 9, 2007 closing share price of $0.075, with such amount totaling 462,035 common shares. These shares shall be issued in the third quarter of fiscal year 2008. The payment of a shortfall amount will not have any impact on the earnings of the Company.

14. Research and Development Investment Tax Credits

The Company’s investment tax credit recovery for the six month periods ended December 31, 2007 and 2006 were positively affected as a result of revisions to amounts previously calculated for the fiscal years ended June 30, 2007 and 2006. As a result of these revisions, the Company expected to recover, for the six month periods ended December 31, 2007 and 2006, $92,301 and $185,482, respectively, more than what had been originally recorded. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three and six month periods ended December 31, 2007 includes only such tax credits, arising from research and development activities.

The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

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

The Company identifies a reportable segment through the internal organizational structure. Commencing on July 1, 2007, and as a result of changes in business operations, the Company’s current structure is distributed among two reporting segments, Fiber Technologies and Environmental Solutions, each with different product and service offerings. The Fiber Technologies reporting segment is comprised of the operations of Avensys Tech and ITF and provides fiber-based technologies and products. The Environmental Solutions reporting segment is comprised of the operations of Avensys Environmental Solutions and offers products and services to the environmental monitoring solutions marketplace. The “Other” column indicated refers to the previously identified, prior to July 1, 2007, Credit Management reporting segment and has been included for reconciliation purposes only.

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

For the three months ended December 31, 2007

	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	3,108,425	971,994	226,228	4,306,647
Cost of net revenues	2,217,962	593,842	-	2,811,805
Marketing and sales expense	174,308	399,669	-	573,976
Administrative expense	126,570	153,595	8,532	288,698
Research & development	697,951	-	-	697,951
Depreciation & amortization	73,853	8,360	-	82,213

Direct costs	3,290,644	1,155,467	8,532	4,454,643

Direct contribution	(182,219)	(183,472)	217,696	(147,996)
Other operating expenses & indirect costs of net revenues				(901,661)

Loss from Operations				(1,049,657)

Other income (expense)				(9,611)
Loss on redemption of convertible debentures				-
Interest expense, net				(177,818)
Debenture accretion and change in fair value of derivative financial instruments				392,000
Income Tax Benefit - Refundable tax credits (1)				425,422
Non-Controlling Interest				(160)

Net Loss from Continuing Operations				(419,824)

(1) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Segment Disclosure (continued)

For the three months ended December 31, 2006

	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	1,976,885	1,114,524	1,774,056	4,865,465

Cost of net revenues	1,554,712	690,119	1,702,433	3,947,264
Marketing and sales expense	181,922	272,618	33,723	488,263
Administrative expense	134,272	106,722	75,598	316,592
Research & development	365,957	-	-	365,957
Depreciation & amortization	86,550	4,350	22,295	113,195

Direct costs	2,323,412	1,073,810	1,834,049	5,231,271

Direct contribution	(346,527)	40,713	(59,993)	(365,807)
Operating expenses and indirect costs of net revenues				(749,515)

Loss from Operations				(1,115,322)

Other income (expense)				204,519
Loss on redemption of convertible debentures				-
Interest expense, net				(189,011)
Debenture accretion and change in fair value of derivative financial instruments				(524,272)
Income Tax Benefit - Refundable tax credits (1)				164,501
Non-Controlling Interest				(1,438)

Net Loss from Continuing Operations				(1,461,023)

(1) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.

For the six months ended December 31, 2007

	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	6,793,718	2,084,710	398,100	9,276,528

Cost of net revenues	4,287,486	1,273,710	-	5,561,197
Marketing and sales expense	267,566	767,714	-	1,035,279
Administrative expense	289,797	264,442	67,151	621,391
Research & development	1,162,262	-	-	1,162,262
Depreciation & amortization	133,489	14,665	-	148,154

Direct costs	6,140,601	2,320,532	67,151	8,528,284

Direct contribution	653,117	(235,821)	330,949	748,245
Other operating expenses & indirect costs of net revenues				(1,862,231)

Loss from Operations				(1,113,987)

Other income (expense)				2,339
Loss on redemption of convertible debentures				(1,422,577)
Interest expense, net				(515,211)
Debenture accretion and change in fair value of derivative financial instruments				(106,365)
Income Tax Benefit - Refundable tax credits (1)				594,423
Non-Controlling Interest				(299)

Net Loss from Continuing Operations				(2,561,677)

(1) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Segment Disclosure (continued)

For the six months ended December 31, 2006

	Fiber Technologies	Environmental Solutions	Other	Consolidated
Net revenues from external customers	4,501,996	2,255,878	1,865,796	8,623,670

Cost of net revenues	3,188,106	1,394,834	1,753,607	6,336,547
Marketing and sales expense	407,118	544,726	98,896	1,050,740
Administrative expense	332,025	209,376	162,455	703,856
Research & development	742,704	-	-	742,704
Depreciation & amortization	156,413	8,368	24,509	189,290

Direct costs	4,826,366	2,157,304	2,039,467	9,023,137

Direct contribution	(324,370)	98,573	(173,671)	(399,468)
Operating expenses and indirect costs of net revenues				(1,311,032)

Loss from Operations				(1,710,499)

Other income (expense)				334,174
Loss on redemption of convertible debentures				-
Interest expense, net				(435,052)
Debenture accretion and change in fair value of derivative financial instruments				(406,748)
Income Tax Benefit - Refundable tax credits (1)				529,103
Non-Controlling Interest				(1,547)

Net Loss from Continuing Operations				(1,690,569)

(1) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Revenue from two customers of the Company’s Fiber Technologies segment for the three and six month periods ended December 31, 2007 was as follows:

	Period ended December 31, 2007
	Three months	Six months
	$	$
Customer 1	1,225,517	3,694,500
Customer 2	818,446	1,295,585
	$2,043,963	$4,990,085

The outstanding receivable balances for these customers at December 31, 2007 amounted to $1,816,929 (Customer 1 represented $876,600 and Customer 2 represented $940,329).

The Company’s long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

	December 31,	June 30,
	2007	2007
	$	$
Fiber Technologies	10,819,063	10,289,619
Environmental Solutions	72,473	51,033
Credit Management	-	-
All Other	18,458	23,406
Total long-lived assets	10,909,993	10,364,058

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2007

Segment Disclosure (continued)

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the three and six month periods ended December 31, 2007 for the Americas include $1,712,418 and $4,433,410, respectively, of sales to the United States of America and $1,256,454 and $2,591,126, respectively, of sales to Canada. The revenues for Asia for the three and six month periods ended December 31, 2007 include sales of $922,646 and $1,428,721, respectively, to China.

	Period ended December 31, 2007
	Three months	Six months
	$	$
Americas	2,968,874	7,028,662
Europe	321,974	677,318
Asia	1,015,799	1,570,548
Total	4,306,647	9,276,528

16.	Subsequent Events

a)	Termination of Technology License Agreement

On February 6, 2008, the Technology License Agreement between C-Chip and its former supplier was terminated. The agreement to terminate the Technology License Agreement stipulates that, subsequent to December 31, 2007, no further royalties would be payable to C-Chip from devices sold and the outstanding balance of the C-Chip loan with the former supplier, at December 31, 2007, would be forgiven. As a result, the Company will recognize a gain of $355,734, during the third quarter, on the forgiveness of the loan, which represented the outstanding balance of the loan at December 31, 2007. Royalties payable to C-Chip based on devices sold continued to accrue up to and including December 31, 2007 and were applied against the loan balance. As part of the termination of the Technology License Agreement, the former supplier would continue to assume exclusive responsibility for the manufacturing costs, sales, servicing and other incidental costs related to the production and marketing of the devices sold in the sub-prime used vehicle market.

b)	Long Term Incentive Stock Option Grants

On January 4, 2008, the Company, as part of a Long Term Incentive plan for certain key employees, granted stock options to purchase 2,750,000 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2006 Nonqualified Stock Option Plan. The stock options have an exercise price of $0.09 and a term of five years. The stock options vest equally over a period of four years commencing on December 31, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three and six month periods ended December 31, 2007 and 2006 as included in this Form 10-Q.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Statements included in this quarterly report that are not historical facts (including any statements concerning plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto), including, without limitation, the information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “continue,” “project,” “plan,” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state other “forward-looking” information. We and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factors section of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Press Releases link at www.avensys.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

CORPORATE OVERVIEW

During the three months ended December 31, 2007, we completed the transformation of our business to one that focuses primarily on Avensys Inc., our operating subsidiary. On December 12, 2007, we changed the name of our holding company from Manaris Corporation to Avensys Corporation to adopt the name of our operating subsidiary Avensys Inc.

Avensys Corporation is a holding company which operates the following wholly-owned subsidiaries

•
Avensys Inc. operates two divisions: Avensys Tech manufactures and distributes fiber optical components and sensors worldwide, and Avensys Environmental Solutions distributes and integrates environmental monitoring solutions.

•
C-Chip Technologies Corporation (North America) ("C-Chip") licensed its technology to its partner iMetrik Inc. in December 2006, whereby, C-Chip receives royalties from iMetrik for its worldwide sales of GSM-based “locate and disable” products into the BHPH (“Buy Here Pay Here”) used car market. The royalties are used to repay a loan from iMetrik to C-Chip.

For the three month period ended December 31, 2007, Avensys Corporation’s revenues were $4.3 million, compared to $4.9 million for the same period in the previous year - a decline of 11.5% year on year. Revenues for the six month period ended December 31, 2007 were $9.3 million, compared to $8.6 million for the same period the previous year - an increase of 7.6%.

The decline in Avensys Corporation’s revenues for the three months ended December 31, 2007 was due to a change in the application of a revenue recognition policy in the second quarter of fiscal year 2007 with respect to revenue from the C-Chip subsidiary. Prior to signing the technology license agreement in December 2006, C-Chip revenues were being deferred and amortized over 36 months. Once the agreement was signed we immediately took all the deferred revenue into income, and from December 2006 until December 31, 2007, we have been recording revenues in the form of royalties only. C-Chip royalty revenues for the three months ended December 31, 2007 and 2006 were $226,000 and $62,000, respectively. Non-royalty revenues for the three month period ended December 31, 2006 were $1.7 million. This explains the decline in revenues for Avensys Corporation for the 3 months ended December 31, 2007 versus the same period in the previous year. Revenues for Avensys Corporation for the six month period ended December 31, 2007 increased in spite of the fact that there was $1.8 million of non-royalty revenues in the results for the six month period ended December 31, 2006.

In contrast, Avensys Inc., our core operating subsidiary, generated revenues of $4.1 million for the three months ended December 31, 2007, compared to $3.1 million in the previous year, representing an increase of 32.0%. For the six month period ended December 31, 2007. Avensys Inc. generated revenues of $8.9 million, compared to $6.8 million in the previous year, representing a 31.4% over the previous year.

We are encouraged by the positive trend in our Avensys business, with its healthy 32.0% increase in revenues year on year. Demand is strong but our need to divert qualified technicians from production to training new employees temporarily slowed down output. However, new employees are now trained and we have expanded our production capacity. Furthermore, second quarters are generally our weakest quarters in terms of sales, whereas our third and fourth quarter sales are stronger. We have no reason to believe that this year will be any different.

The gross margin of $1.5 million for the quarter was 34.7% of our consolidated revenues compared to $0.9 million and 18.9%, respectively, for the same period the previous year. The improvement in the gross margin over the previous year’s period occurred despite production difficulties and the strengthening of the Canadian dollar against the US dollar in the quarter. The prior period percentage was adversely affected by a very narrow gross margin on the deferred revenue credit

Our operating loss of $1 million for the quarter, compared to $1.1 million for 2006, is virtually unchanged year on year. R&D tax credits reduced our net loss to $420,000.

Net cash used in operating activities during the three month period totaled approximately $340,000, as compared with net cash used of approximately $81,000 for the same period last year.

For fiscal year 2008, our primary objective remains to continue to grow revenues, to generate positive cash flow, and to identify potential merger and/or acquisition targets which would provide complementary product lines, access to new markets and/or economies of scale. We are also continuously seeking to improve our manufacturing processes and decrease costs.

OVERVIEW OF AVENSYS INC. SUBSIDIARY

Avensys Inc. operates two divisions - Avensys Tech and Avensys Environmental Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Environmental Solutions distributes and integrates environmental monitoring solutions and instrumentation in the Canadian marketplace.

Avensys Tech Division of Avensys Inc.

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe to the telecommunications, Fiber laser, and sensors industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, fiber laser market and fiber sensor market.

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

The market for fiber optics components continued to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 25% of optical sales. Undersea telecom components, DPSK demodulators (“Differential Phase Shift Keying”) as well as our traditional terrestrial telecom components and fiber laser components, developed by our R&D partner ITF labs saw important growth. Our DPSK product line has been qualified by a major telecom manufacturer of long haul transmission equipment, reinforcing our position as a major supplier for submarine systems and allowing us to further penetrate terrestrial transport systems.

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

The optical manufacturing industry has experienced significant pressure on margins over the last few years. At Avensys Tech, this trend has been compounded by a weaker U.S. dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins. Despite these negative factors, our gross margins have improved with increased volume and with the additional flexibility provided by our recent staff training efforts. Our gross margin for the quarter ended December 31, 2007 was 28.6% compared to 21.4% for the same period last year.

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

The Avensys Environmental Solutions Division of Avensys Inc.

Avensys Environmental Solutions competes in the Canadian environmental monitoring market providing instrumentation and integrated systems capable of detecting and quantifying the presence of specific pollutants, gases and other components in ambient air, stack emissions, waste water, natural water sources and soil. The market for environment monitoring in Canada is quite mature, with specific areas growing faster due to increased regulation, pressures on reducing Greenhouse gas emissions and emerging opportunities associated with carbon credit trading.

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

During the past quarter, we have made a significant investment in training our sales and technical team specifically to address Air monitoring opportunities and to tighten our relationships with potential new business partners. We have also rebranded the name of the division from Avensys Solutions to Avensys Environmental Solutions to better represent the essence and focus of our activities.

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

On February 6, 2008, the Technology License Agreement between C-Chip and iMetrik was terminated. The agreement to terminate the Technology License Agreement stipulates that, subsequent to December 31, 2007, no further royalties will be payable to C-Chip from devices sold and the outstanding balance of the C-Chip loan with the former supplier, at December 31, 2007, was forgiven. As a result, the Company will recognize a gain of $355,734, during the third quarter, on the forgiveness of the loan, which represented the outstanding balance of the loan at December 31, 2007. Royalties payable to C-Chip based on devices sold continued to accrue up to and including December 31, 2007 and were applied against the loan balance. As part of the termination of the Technology License Agreement, iMetrik will continue to assume responsibility for the manufacturing costs, sales and other incidental costs related to the production and marketing of the devices sold in the sub-prime used vehicle market.

Results of Operations for the three and six month periods ended December 31, 2007 compared to the three and six month periods ended December 31, 2006

Our first and second quarter notes to the consolidated financial statements exclude the Company’s previously disclosed going concern reference. This is a reflection of the significant progress made by the Company, and the confidence placed in it by its new strategic financing partner.

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months December 31,
	2007	2006	Change	Change
	$	$	$	%
Revenue	4,306,647	4,865,465	(558,818)	-11.5%
Cost of Revenue	2,811,805	3,947,264	(1,135,459)	-28.8%
Gross margin	1,494,842	918,201	576,641	62.8%
Gross Margin as % of Revenue	34.7%	18.9%

Operating expenses
Depreciation and amortization	281,076	215,775	65,301	30.3%
Selling, general and administration	1,565,472	1,451,790	113,682	7.8%
Research and development	697,951	365,957	331,994	90.7%
Total Operating expenses	2,544,499	2,033,522	510,977	25.1%

Operating (loss) gain	(1,049,657)	(1,115,321)	65,664	-5.9%

Other income (expenses)	204,571	(508,765)	713,336	-140.2%
Income tax benefits - refundable tax credits	425,422	164,501	260,921	158.6%
Non-Controlling interest	(160)	(1,438)	1,278	-88.9%
Net (loss) income for the period	(419,824)	(1,461,023)	1,041,199	-71.3%

Foreign currency translation adjustments	84,699	104,079	(19,380)	-18.6%
Comprehensive income (loss)	(335,125)	(1,356,944)	1,021,819	75.3%

	Six Months December 31,
	2007	2006	Change	Change
	$	$	$	%
Revenue	9,276,528	8,623,670	652,858	7.6%
Cost of Revenue	5,561,197	6,336,547	(775,350)	-12.2%
Gross margin	3,715,331	2,287,123	1,428,208	62.4%
Gross Margin as % of Revenue	40.1%	26.5%

Operating expenses
Depreciation and amortization	489,967	393,643	96,324	24.5%
Selling, general and administration	3,177,088	2,861,274	315,814	11.0%
Research and development	1,162,262	742,704	419,558	56.5%
Total Operating expenses	4,829,317	3,997,621	831,696	20.8%

Operating (loss) gain	(1,113,986)	(1,710,498)	596,512	-34.9%

Other income (expenses)	(2,041,814)	(507,626)	(1,534,188)	302.2%
Income tax benefits - refundable tax credits	594,423	529,102	65,321	12.3%
Non-Controlling interest	(299)	(1,547)	1,248	-80.7%
Net (loss) income for the period	(2,561,676)	(1,690,569)	(871,107)	51.5%

Foreign currency translation adjustments	865,886	102,126	763,760	747.9%
Comprehensive income (loss)	(1,695,790)	(1,588,443)	(107,347)	6.8%

Revenues

Sales from the Avensys Tech and Avensys Environmental Solutions divisions of Avensys Inc., for the three and six month periods ended December 31, 2007, account for 94.7% and 95.7%, respectively, of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Avensys Tech	3,108,425	1,976,885	1,131,540	57.2%
Avensys Solutions	971,994	1,114,524	(142,530)	-12.8%
C-Chip (Royalties)	226,228	61,575	164,653	267.4%
C-Chip (Sales)	-	1,712,481	(1,712,481)	-100.0%
Revenue	4,306,647	4,865,465	(558,818)	-11.5%

	Six Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Avensys Tech	6,793,718	4,501,996	2,291,722	50.9%
Avensys Solutions	2,084,710	2,255,878	(171,168)	-7.6%
C-Chip (Royalties)	398,100	61,575	336,525	546.5%
C-Chip (Sales)	-	1,804,221	(1,804,221)	-100.0%
Revenue	9,276,528	8,623,670	652,858	7.6%

Our revenues for the three and six month periods ended December 31, 2007 decreased by 11.5% and increased by 7.6%, respectively, over the same periods in 2006. Excluding C-Chip non-royalty revenues included in the comparative periods, our revenues for the three and six month periods ended December 31, 2007 increased by 36.6% and 36.0%, respectively, over the same periods in 2006. The six month increase is primarily due to our Avensys Tech operating division, whose sales increased for the three and six month periods ended December 31, 2007 by 57.2% and 50.9%, respectively. Avensys Tech maintained its strong internal growth by the continued expansion and diversification of its product lines and the addition of new customers. C-Chip’s revenues for the three and six month periods ended December 31, 2007 represent royalties brought about by a change in its accounting policy relating to revenue recognition. The change in accounting policy resulted from a license agreement signed during the second quarter of fiscal 2007, effective December 1, 2006, whereby C-Chip would receive royalties from the licensee on the sale of credit management devices.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 65.3% and 59.9% for the three and six month periods ended December 31, 2007 compared with 81.1% and 73.5% for the same periods in 2006. Gross margin, relative to revenues, for the three and six month periods ended December 31, 2007 increased as a result of improved margins at Avensys Tech and the new C-Chip business model.

Gross margins for the Avensys Tech division were 28.6% and 36.9%, respectively, for the three and six month periods ended December 31, 2007 compared with 21.4% and 29.2%, respectively, for the same periods in 2006. Gross margins for the Avensys Environmental Solutions division were 38.9% and 38.9%, respectively, for the three and six month periods ended December 31, 2007 compared with 38.1% and 38.2%, respectively, for the same periods in 2006.

Avensys Tech saw significant reductions in the operational costs of production but these were partially offset by the negative effects of a weaker U.S. dollar. The average rate of the U.S. Dollar for the three and six month periods ended December 31, 2007 was $1.018 and $0.988, respectively, compared to $0.878 and $0.885, respectively, for the three and six month periods ended December 31, 2006.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three and six month periods ended December 31, 2007 increased by $65,301 and $96,324, respectively, over the same periods in 2006. Avensys continues to invest in production equipment to keep pace with the significant increases in revenues.

Selling General and Administrative expenses
Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and six month periods ended December 31, 2007 increased by $113,682 and $315,814, respectively, compared to the same periods in 2006. SG&A are composed of the following:

	Three Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	85,033	126,257	(41,224)	-32.7%
Marketing and Sales	206,819	171,736	35,083	20.4%
Payroll and related expenses	779,958	705,715	74,243	10.5%
Professional fees	426,003	194,617	231,386	118.9%
Travel	32,064	21,879	10,185	46.6%
Other	35,595	231,586	(195,991)	-84.6%
Selling, General and Administrative Expenses	$1,565,472	$1,451,790	$113,682	7.8%

	Six Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
General and administrative	226,488	249,857	(23,369)	-9.4%
Marketing and Sales	316,513	388,824	(72,311)	-18.6%
Payroll and related expenses	1,777,031	1,390,768	386,263	27.8%
Professional fees	653,823	529,392	124,431	23.5%
Travel	54,824	40,198	14,626	36.4%
Other	148,409	262,235	(113,826)	-43.4%
Selling, General and Administrative Expenses	$3,177,088	$2,861,274	$315,814	11.0%

•	Trttrjrtrtrtr

•
General and administrative expenses for the three and six month periods ended December 31, 2007 decreased by $41,224 and $23,369, respectively, compared with the same periods in 2006. The decrease for the six month period is primarily due to aggressive cost control throughout the Company.

•
Marketing and sales expenses for the three and six month periods ended December 31, 2007 increased by $35,083 and decreased by $72,311, respectively, compared to the same periods in 2006. The decrease for the six month period is primarily due to aggressive cost control throughout the Company.

•
Payroll expenses for the three and six month periods ended December 31, 2007 increased by $74,243 and $386,263, respectively, compared with the same periods in 2006. The increase for the six month period includes a severance amount of $215,332 for the former President of Avensys Inc. Excluding this charge, payroll for the six month period increased by $170,931 or 12.3%.

•
Professional fees for the three and six month periods ended December 31, 2007 increased by $231,386 and $124,431 compared with the same periods in 2006. The increase for the six month period is primarily attributable to legal fees in connection with the Senior Secured Original Issue Discount financing.

•
SG&A expenses classified as ‘Other selling, general and administrative’, which includes stock based compensation, for the three and six month periods ended December 31, 2007 decreased by $195,991 and $113,826, respectively, compared with the same periods in 2006. The decrease for the six month period includes a severance amount of stock based compensation of $64,684 for the former President of Avensys Inc. Excluding this charge, ‘Other selling, general and administrative’ for the six month period decreased by $178,510.

Research and Development

For the six month period ended December 31, 2007, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and six month periods ended December 31, 2007 increased by $331,994 and $419,558 compared with the same periods in 2006. The three and six month periods increase is primarily attributable to the expanded roster of research and development projects at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three and six month periods ended December 31, 2007, was $112,039 and $152,146, respectively, compared to $17,728 and $87,422, respectively, for the same periods in 2006. The increase for the six month period is almost entirely attributable to the severance amount for the former President of Avensys Inc of $64,684.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Other income (expenses), net	(9,611)	204,519	(214,130)	-104.7%
Loss on redemption of Series B Notes & Series B OID Notes	-	-	-
Interest expense, net	(177,818)	(189,011)	11,193	-5.9%
Debentures and preferred shares accretion	(218,694)	(753,462)	534,768	-71.0%
Change in fair value of derivative financial instruments	610,694	229,190	381,504	166.5%
Other income (expenses)	$204,571	$(508,764)	$713,335	-140.2%

	Six Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Other income (expenses), net	2,339	334,174	(331,835)	-99.3%
Loss on redemption of Series B Notes & Series B OID Notes	(1,422,577)	-	(1,422,577)
Interest expense, net	(515,211)	(435,052)	(80,159)	18.4%
Debentures and preferred shares accretion	(445,230)	(1,394,072)	948,842	-68.1%
Change in fair value of derivative financial instruments	338,865	987,324	(648,459)	-65.7%
Other income (expenses)	$(2,041,814)	$(507,626)	$(1,534,188)	302.2%

Other expenses for the three and six month periods ended December 31, 2007 decreased by $713,335 and increased by $1,534,188 compared with the same periods in 2006. The increase is primarily due to a loss on redemption of Series B Notes and Series B OID in the amount of $1,422,577. Also, there was a significant reduction in debenture and preferred shares accretion for the six month period of $948,842, which was partially offset by a large decrease of $648,459 in the change in fair value of derivative financial instruments (see discussion on derivative financial instruments under ‘Net Loss’).

	Three Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Series A Notes accretion	-	454,531	(454,531)	-100.0%
Series B Notes & Series B OID Notes accretion	-	238,818	(238,818)	100.0%
Senior Secured OID Convertible Note	128,300	-	128,300	100.0%
Preferred shares accretion	90,394	60,113	30,281	50.4%
Debentures and preferred shares accretion	$218,694	$753,462	$(534,768)	-71.0%

	Six Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Series A Notes accretion	-	956,229	(956,229)	-100.0%
Series B Notes & Series B OID Notes accretion	132,379	317,043	(184,664)	100.0%
Senior Secured OID Convertible Note	137,513	-	137,513	100.0%
Preferred shares accretion	175,338	120,800	54,538	45.1%
Debentures and preferred shares accretion	$445,230	$1,394,072	$(948,842)	-68.1%

Refundable Tax Credits

Refundable tax credits for the three and six month periods ended December 31, 2007 increased by $260,921 and $65,321, respectively, compared with the same periods in 2006. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three and six month periods ended December 31, 2007 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the six month periods ended December 31, 2007 and 2006 were positively affected as a result of revisions to amounts previously calculated for the fiscal years ended June 30, 2007 and 2006. As a result of these revisions, the Company expected to recover, for the six month periods ended December 31, 2007 and 2006, $92,301 and $185,482, respectively, more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excesses as a further reduction of the income tax provision for the six month periods ended December 31, 2007 and 2006.

Net Loss

Our net loss for the three month period ended December 31, 2007 of $419,824 represents a decrease of $1,041,199 compared to the net loss of $1,461,023 for the same period in 2006. Our net loss for the six month period ended December 31, 2007 of $2,561,676, represents an increase of $871,107 compared to the net loss of $1,690,569 for the same period in 2006. These changes, however, were affected by the addition of derivative financial instruments to our balance sheet and the loss of $1,422,577 on redemption of Series B and Series OID Notes in August 2007.

We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets, the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities") and the Senior Secured OID Convertible Note issued in September 2007. These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are, consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At December 31, 2007 and 2006, our closing share price was $0.08 and $0.21 a share, respectively, which impacted the fair values of the derivative liabilities on our balance sheet at those dates and decreased our net loss for the three and six month periods ended December 31, 2007 by $610,694 and $338,865, respectively, and decreased our net loss for the three and six month periods ended December 31, 2006 by $229,190 and $987,324, respectively.

Two non-recurring matters classified under ‘Other income (expenses)’ also had a significant impact on the net loss for the six month period ended December 31, 2006. A gain on sale of fixed assets amounting to $300,848, recorded in the first quarter of fiscal 2007, and a revaluation of our estimates for research and development tax credits receivable amounting to $185,482, also recorded in the first quarter of fiscal 2007, with both matters improving our results by reducing the net loss for the six month period ended December 31, 2006 by a total of $486,330.

	Three Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Net income (loss) for the period	(419,824)	(1,461,023)	1,041,199	-71%

Loss on redemption of Series B Notes & Series B OID Notes	-	-	-	0%
Change in fair value of derivative financial instruments	(610,694)	(229,190)	(381,504)	166%
Other non-recurring items	-	-	-	0%
Adjusted non-GAAP net income (loss) for the period	$(1,030,518)	$(1,690,213)	$659,695	-39%

	Six Months Ended December 31,
	2007	2006	Change	Change
	$	$	$	%
Net income (loss) for the period	(2,561,676)	(1,690,569)	(871,107)	52%

Loss on redemption of Series B Notes & Series B OID Notes	1,422,577	-	1,422,577
Change in fair value of derivative financial instruments	(338,865)	(987,324)	648,459	-66%
Other non-recurring items	-	(486,330)	486,330	-100%
Adjusted non-GAAP net income (loss) for the period	$(1,477,964)	$(3,164,223)	$1,686,259	-53%

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys have been supported primarily from revenue from the sales of its products and services. Avensys recorded a net profit for the first time in fiscal year 2007 of $1.5 million and recorded another profit of $0.2 million in the first half of fiscal 2008 and thus generated positive cash flows.

As at December 31, 2007, we had working capital surplus of $1,610,635 compared to a working capital surplus of $2,262,314 at September 30, 2007 and $596,801 at June 30, 2007, a decrease of $651,679 from September 30, 2007 and an increase $1,013,834 from June 30, 2007. The following is included in the figures for net working capital:

	December 31,	September 30,
	2007	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	587,675	743,783	(156,108)	-21%
Accounts receivables	3,722,311	3,923,237	(200,926)	-5%
Inventory	2,146,924	1,791,413	355,511	20%
Other current assets	1,696,876	1,424,709	272,167	19%
Current assets	8,153,786	7,883,142	270,644	3%

Accounts payable and accrued liabilities	4,290,006	3,588,942	701,064	20%
Bank and other loans payable	1,723,012	1,532,319	190,693	12%
Other current liabilities	530,133	499,567	30,566	6%
Current Liabilities	6,543,151	5,620,828	922,323	16%

Net working capital (deficiency)	1,610,635	2,262,314	(651,679)	-29%

	December 31,	June 30,
	2007	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	587,675	559,257	28,418	5%
Accounts receivables	3,722,311	3,834,474	(112,163)	-3%
Inventory	2,146,924	1,478,835	668,089	45%
Other current assets	1,696,876	1,474,156	222,720	15%
Current assets	8,153,786	7,346,722	807,064	11%

Accounts payable and accrued liabilities	4,290,006	3,992,847	297,159	7%
Bank and other loans payable	1,723,012	1,054,238	668,774	63%
Other current liabilities	530,133	1,702,836	(1,172,703)	-69%
Current Liabilities	6,543,151	6,749,921	(206,770)	-3%

Net working capital (deficiency)	1,610,635	596,801	1,013,834	170%

We have implemented the following measures to address our concerns over the liquidity of the Company and its ability to continue as a going concern:

•
Secured long-term convertible debt financing and working capital financing, on September 24, 2007, to fund our operations and growth, and redeemed the Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes. This refinancing of long-term debt will enable us to meet immediate working capital requirements and fund future growth, as well as reduce the dilutive impact of past financings on our shareholders.

•	Executed the Avensys business plan resulting in its generation of positive cash flows in fiscal 2007 and the first half of fiscal 2008.

•	Significantly rationalized the operating and cost structure of our holding company, Avensys Corporation.

During the three month period ended December 31, 2007, the Company, having produced a net loss of $419,824, used $339,808 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $560,407 of cash to fund Operating Activities from continuing operations. During the three month period ended December 31, 2006, the Company, having produced a net loss of $1,461,023, used $81,321 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $466,820 of cash to fund Operating Activities from continuing operations. An analysis of the three month periods is as follows:

	Three Months Ended December 31,
	2007	2006	Change
	$	$	$
Net (loss) income	(419,824)	(1,461,023)	1,041,199
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	(140,583)	994,203	(1,134,786)
	(560,407)	(466,820)	(93,587)
Change in accounts receivable and other receivables	107,160	491,201	(384,041)
Change in accounts payable and accrued liabilities	827,385	(127,928)	955,313
Change in other current assets and current liabilities	(713,946)	22,226	(736,172)
Net cash generated by (used in) operating activities from continuing operations
	$(339,808)	$(81,321)	(258,487)

	Six Months Ended December 31,
	2007	2006	Change
	$	$	$
Net (loss) income	(2,561,676)	(1,690,569)	(871,107)
Net adjustments to reconcile net profit (loss) to cash
generated by (used in) operating activities	2,503,549	1,107,327	1,396,222
	(58,127)	(583,242)	525,115
Change in accounts receivable and other receivables	71,832	548,155	(476,323)
Change in accounts payable and accrued liabilities	236,937	(1,386,136)	1,623,073
Change in other current assets and current liabilities	(780,723)	(323,930)	(456,793)
Net cash generated by (used in) operating activities
from continuing operations	$(530,081)	$(1,745,153)	1,215,072

During the six month period ended December 31, 2007, we mainly financed our operations through the Senior Secured OID Convertible Debenture financing and the positive cash flow generated by Avensys through the sales of products and services.

Selected Balance Sheet information:

	December 31,	June 30,
	2007	2007	Change
	$	$	$
Total Assets	19,596,375	18,193,489	1,402,886
Current Liabilities	6,543,151	6,749,921	(206,770)
Long-Term Liabilities	4,613,662	2,708,476	1,905,186
Non-Controlling Interest	25,232	23,193	2,039
Total Stockholder's Equity	8,414,330	8,711,899	(297,569)

The increase in total assets is attributable to increases in inventories of $668,089, from $1,478,835 to $2,146,924, increases in net property and equipment of $234,401, from $2,279,973 to $2,514,374, and increases in goodwill of $307,738, from $4,116,872 to $4,424,610. The decrease in current liabilities is mainly attributable to decreases in the current portion of convertible debentures of $1,165,008, from $1,568,519 to $403,511, offset by increases in bank and other loans payable of $668,774, from $1,054,238 to $1,723,012, and increases in accounts payable of $297,159 from $3,992,847 to $4,290,006. The increase in long-term liabilities is attributable to increase in the balance of purchase price payable of $268,327, from $1,194,096 to 1,462,423, and increases in derivative financial instruments of $1,896,636, from $64,510 to $1,961,146, offset by decreases in convertible debentures of $289,220, from $1,275,458 to $986,238.

As of December 31, 2007, the Company had 97,096,844 issued and outstanding shares compared to 93,437,654 on June 30, 2007. The increase in common shares is mainly due to the issuance of 649,955 common shares in connection with the Series B Notes and to the issuance of 2,759,235 common shares in connection with the cashless exercise of warrants.

Stock options outstanding at December 31, 2007 totaled 7,789,273at a weighted average exercise price of $0.43 and have a weighted average remaining contractual life of 4.33 years. Stock options outstanding at June 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and had a weighted average remaining contractual life of 5.26 years.

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

In connection with this financing, specifically the shares to be received upon potential conversion of the Convertible Note and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The registration statement was filed with the SEC and became effective as of January 14, 2008.

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

C-Chip recorded royalties’ income of $226,228 and $398,100 for the three and six month periods ended December 31, 2007.

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

Recent Accounting Pronouncements

a)	Recent Accounting Pronouncements Adopted During 2008

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

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As at December 31, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

b)	Recent Accounting Pronouncements Adopted During 2007

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

None

PART II

ITEM 1. LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to the threat of litigation, claims and assessments. Management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay might have a material adverse impact on our financial condition.

1.	Labor Law Litigation

On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $275,706 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously.

Avensys is not a party to any other pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Avensys business.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 22, 2007 we filed a Registration Statement with the Securities and Exchange Commission (“SEC”) in connection with the Imperium Master Fund financing. Amended registration statements were filed on December 12, 2007 and January 11, 2008. The registration statement was rendered effective by the SEC on January 14, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.1 Articles of Incorporation dated June 22, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.2 Bylaws dated July 13, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.3 Specimen Stock Certificate (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.4 Amended Articles of Incorporation (as incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18, 2003).

3.5 Amended Articles of Incorporation (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

3.6 Amended and Restated Bylaws dated February 13, 2007 (as incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2007).

10.1 Registration Rights Agreement dated February 16, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.2 Placement Agency Agreement between Midtown Partners Co,. LLC and the Company dated February 2, 2005 (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

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

10.31 Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.32 Form of Working Capital Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.33 Form of Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.34 Form of Merger Agreement dated November 20, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on December 17, 2007).

10.35 Articles of Merger filed on November 26, 2007 with the Secretary of State of the State of Nevada (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on December 17, 2007).

14 Code of ethics (as incorporated by reference to the issuer's Form 10-KSB filed with the Securities and Exchange Commission on September 29, 2003).

21 List of subsidiaries of Avensys Corporation. (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

23.1 Consent of Sichenzia Ross Friedman Ference LLP.

23.2 Consent of Raymond Chabot Grant Thornton LLP.

24.1 Power of Attorney (included on the Signature Page hereto).

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

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2008.

AVENSYS CORPORATION (Registrant)

By:	/s/ John Fraser
John Fraser, President and Chief
Executive Officer (Principal Executive Officer)

By:	/s/ Tony Giuliano
Tony Giuliano, Chief Financial Officer, (Principal Financial and Accounting Officer)