Form 10-Q
period 2008-03-31
Avensys CORP
filed 2008-05-14
CIK 1125051

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 2, 2008 there were 99,036,152 shares of Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Avensys Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Avensys Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31,	June 30,
	2008	2007
	$	$
ASSETS
Current Assets

Cash and cash equivalents	332,745	481,023
Accounts receivable, net of allowance for doubtful accounts of $56,024 and $54,128, respectively	4,723,639	3,739,295
Other receivables (Note 5)	1,641,963	1,167,241
Inventories (Note 5)	2,292,216	1,478,835
Prepaid expenses and deposits	145,317	208,914
Restricted held-to-maturity security	-	93,861
Current assets of discontinued operations (Note 3)	96,509	177,553

Total Current Assets	9,232,389	7,346,722

Long-Lived Assets

Property and equipment, net	2,495,938	2,279,973
Intangible assets	3,790,548	3,967,213
Goodwill	4,709,417	4,116,872
Deferred financing costs	418,501	376,794
Deposits	101,081	105,915
Total Long-Lived Assets	11,515,485	10,846,767

Total Assets	20,747,874	18,193,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable and accrued liabilities (Note 5)	5,207,065	3,938,188
Bank and other loans payable (Note 8)	2,091,183	345,993
Current portion of long-term debt (Note 10)	104,292	94,317
Current portion of convertible debentures (Note 11)	292,255	1,568,519
Due to related parties (Note 7)	40,000	40,000
Current portion of balance of purchase price (Note 3)	89,961	-
Current liabilities of discontinued operations (Note 4)	73,635	762,904

Total Current Liabilities	7,898,391	6,749,921

Long-Term Liabilities

Long-term debt, less current portion (Note 10)	170,617	174,412
Convertible debentures (Note 11)	1,132,045	1,275,458
Balance of purchase price payable (Note 3 and 9)	1,580,545	1,194,096
Derivative financial instruments (Notes 9 and 11)	2,058,234	64,510
Total Long-Term Liabilities	4,941,441	2,708,476

Total Liabilities	12,839,832	9,458,397
Non-controlling Interest	8,038	23,193

Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 99,036,152 and 93,437,654 issued and outstanding, respectively	990	934
Additional Paid-in Capital	38,176,746	36,727,893
Accumulated other comprehensive income	1,843,273	1,268,622
Deficit	(32,121,005)	(29,285,550)

Total Stockholders’ Equity	7,900,004	8,711,899

Total Liabilities and Stockholders’ Equity	20,747,874	18,193,489

(The accompanying Notes are an integral part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	$	$	$	$

Revenue (Note 3)	5,780,795	4,428,989	14,659,223	11,186,862

Cost of Revenue	3,774,855	2,833,282	9,336,052	7,416,222

Gross Margin	2,005,940	1,595,707	5,323,171	3,770,640

Operating Expenses

Depreciation and amortization	222,350	180,203	712,317	549,337
Selling, general and administration	1,676,049	1,275,013	4,785,985	3,874,936
Research and development	643,452	403,793	1,805,714	1,146,497
Total Operating Expenses	2,541,851	1,859,009	7,304,016	5,570,770

Loss from Operations	(535,911)	(263,302)	(1,980,845)	(1,800,130)

Other Income (Expenses)

Other income (expenses), net	55,025	(3,566)	57,364	130,608
Loss on redemption of convertible debentures (Note 11(a))	-	-	(1,422,577)	-
Interest expense, net	(82,615)	(192,069)	(552,158)	(564,106)
Debentures and preferred shares accretion (Notes 9 and 11)	(234,168)	(587,831)	(679,398)	(1,981,903)
Change in fair value of derivative financial instruments (Notes 9 and 11)	(97,088)	675,683	241,777	1,663,007

Total Other Income (Expenses)	(358,846)	(107,783)	(2,354,992)	(752,394)

Net Loss Before Income Tax Benefit	(894,757)	(371,085)	(4,335,837)	(2,552,524)

Income Tax Benefit - Refundable tax credits (Note 15)	274,922	328,168	869,345	857,271

Net Income (Loss) before Non-Controlling Interest	(619,835)	(42,917)	(3,466,492)	(1,695,253)

Non-Controlling Interest	86	(440)	(213)	(1,987)

Net Loss from Continuing Operations	(619,749)	(43,357)	(3,466,705)	(1,697,240)

Results of Discontinued Operations (Note 4)	345,970	75,424	631,250	38,738

Net Income (Loss) applicable to common stockholders	(273,779)	32,067	(2,835,455)	(1,658,502)

Net Loss from Continuing Operations per share - Basic and Diluted	(0.01)	0.00	(0.04)	(0.02)

Net Loss per share - Basic and Diluted	(0.00)	0.00	(0.03)	(0.02)

Weighted Average Common Shares Outstanding	98,290,264	81,304,000	96,866,392	80,588,000

Statement of Comprehensive Income (Loss):

Net Income (Loss)	(273,779)	32,067	(2,835,455)	(1,658,502)

Foreign currency translation adjustments	(291,235)	74,604	574,651	176,730

Comprehensive Income (Loss)	(565,014)	106,671	(2,260,804)	(1,481,772)

(The accompanying Notes are an integral part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	$	$	$	$

Net (loss) income	(273,779)	32,067	(2,835,455)	(1,658,502)
Adjustments to reconcile net loss to cash generated by (used in) operating activities
Results of discontinued operations	(345,970)	(75,424)	(631,250)	(38,738)
Stock based compensation	50,688	178,662	202,834	266,084
Expenses settled with issuance of common shares	-	-	17,500	-
Depreciation and amortization	322,785	256,798	940,459	774,289
Non-cash financial and other expenses	(2,194)	81,953	119,103	162,025
Gain on disposal of property and equipment	(39,718)	(4,053)	(39,718)	(304,901)
Non-controlling interest	-	440	299	1,987
Loss on redemption of convertible debentures (Note 10(a))	-	-	1,422,577	129,922
Debentures and preferred shares accretion	234,168	587,831	679,398	1,981,903
Change in fair value of derivative financial instruments	97,088	(675,683)	(241,777)	(1,663,007)
Amortization of deferred financing costs	-	65,279	57,458	223,403
Other non-cash items	-	32,894	-	154,510
Changes in operating assets and liabilities
Decrease in accounts receivables	(284,020)	(1,244,299)	(245,871)	(591,296)
Increase in inventories	159,110	304,477	(500,519)	131,460
Increase in other receivables	(315,882)	(300,472)	(466,449)	(731,417)
Decrease in deferred revenue	-	-	-	(281,390)
Increase in prepaid expenses and other assets	87,991	(41,995)	114,019	2,712
Increase in accounts payable and accrued liabilities	(304,857)	(206,983)	(89,510)	(1,423,105)
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(614,591)	(1,008,508)	(1,496,903)	(2,864,061)
Net Cash Generated by (Used In) Operating Activities from Discontinued Operations	342,237	230,284	333,725	67,442
Net Cash (Used In) Operating Activities	(272,354)	(778,224)	(1,163,178)	(2,796,619)
Investing Activities
Acquisition of a business, net of cash acquired	(102,289)	-	(102,289)	-
Purchase of property and equipment	-	(36,090)	(412,644)	(84,339)
Disposal of property and equipment and inventory	13,322	(25,346)	51,059	796,648
Deposits in trust	-	-	-	79,781
Net Cash Generated by (Used in) Investing Activities from Continuing Operations	(88,967)	(61,436)	(463,874)	792,090
Net Cash Generated by (Used in) Investing Activities from Discontinued Operations	-	-	-	-
Net Cash Generated by (Used in) Investing Activities	(88,967)	(61,436)	(463,874)	792,090
Financing Activities
Proceeds (repayment) of bank and working capital credit line	727,376	334,917	1,241,092	38,072
Repayment of senior convertible debt	-	(168,505)	-	(774,073)
Repayment of secured convertible debentures	-	-	(136,722)	-
Proceeds from issue of senior secured convertible debentures (Note 11 (b))	-	-	3,726,621	3,179,849
Redemption of secured convertible debentures (Note 11 (a))	-	-	(3,440,421)	-
Long term debt proceeds	-	-	30,015	-
Long term debt repayments	-	(17,058)	(21,348)	(69,683)
Proceeds from investment tax credit financing	-	397,099	570,071	397,099
Repayments of investment tax credit financing	-	-	(94,509)	-
Proceeds from capital leases	-	-	4,024	-
Repayments of capital leases	-	5,278	(9,509)	(4,440)
Proceeds from the restriricted held-to-maturity security	93,861	-	93,861	-
Net Cash Generated by Financing Activities from Continuing Operations	821,237	551,731	1,963,175	2,766,824
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	53,824	127,777	(352,511)	(131,133)
Net Cash Generated by Financing Activities	875,061	679,508	1,610,664	2,635,691
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(676,433)	(415,476)	(131,889)	(421,665)
(Decrease) Increase in Cash and Cash Equivalents	(162,694)	(575,628)	(148,278)	209,497
Cash and Cash Equivalents - Beginning of period	495,439	1,194,361	481,023	409,236
Cash and Cash Equivalents - End of period	332,745	618,733	332,745	618,733

(The accompanying Notes are an integral part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	$	$	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for services	-	-	-	3,940
Issuance of common shares for late filing of registration statement	-	-	-	73,463
Issuance of common shares for interest payments	-	-	-	58,410
Issuance of common shares for repayment of senior convertible notes, Series A	-	-	-	341,458
Issuance of common shares for repayment of secured convertible notes, Series B	-	-	52,186	-
Issuance of common shares pursuant to cashless exercise of warrants (Note 12)	-	-	28	-
Issuance of common shares to settle outstanding payables	-	-	17,497	25,709
Issuance of common stock to settle placement agent fees on issuance of Senior Secured Convertible OID Note (Note 11(b))	15	-	15	-
Issuance of common stock to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Tecnologies Optique (Note 12 (a))	4	-	4	-
Supplemental Disclosures

Interest (paid) earned from continuing operations	24,557	(1,155)	(47,780)	(108,297)
Interest paid from discontinued operations	-	-	-	-

(The accompanying Notes are an integral part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-In	Comprehensive		Stockholders’
	Number of	Amount	Capital	Income	Deficit	Equity
	Shares	$	$	$	$	$

Balance, June 30, 2006	77,671,281	777	34,169,867	(316,566)	(26,648,091)	7,205,987
Correction of error (Note 2)	-	-	-	992,458	(266,705)	725,753
Stock-based compensation	-	-	453,206	-	-	453,206
Common stock issued to settle outstanding payables	122,934	2	29,347	-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408	-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447	-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	12,450,353	124	1,034,421	-	-	1,034,545
Common stock issued upon conversion of Unsecured Convertible Debentures	1,654,394	16	527,736	-	-	527,752
Common stock issued for late filing of registration statement	255,079	2	73,461	-	-	73,463
Translation adjustment				592,730		592,730
Net loss for the year					(2,370,754)	(2,370,754)

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	202,834	-	-	202,834
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	17,500
Issuance of Senior Secured Convertible OID Note (Note 11(b))	-	-	1,176,383	-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186	-	-	52,192
Common stock issued pursuant to cashless exercise of warrants (Note 13)	2,759,235	28	(28)	-	-	-
Common stock issued to settle placement agent fees on issuance of Senior Secured Convertible OID Note (Note 11(b))	1,477,273	15	(15)	-	-	-
Common stock issued to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc. (Note 12 (a))	462,035	4	(4)	-	-	-
Translation adjustment				574,651		574,651
Net loss for the period					(2,835,455)	(2,835,455)

Balance, March 31, 2008	99,036,152	990	38,176,746	1,843,273	(32,121,005)	7,900,004

(The accompanying Notes are an integral part of the Consolidated Financial Statements)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

1.	Nature of Operations

Avensys Corporation (the “Company”) operates the following two divisions through its wholly-owned subsidiary, Avensys Inc. (“AVI”):

•	Avensys Tech manufactures and distributes fiber optical components and sensors worldwide to the telecommunications, industrial laser and sensor markets.

•	Avensys Environmental Solutions distributes and integrates environmental monitoring solutions in both the public and private sectors of the Canadian marketplace.

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at March 31, 2008 are located largely in Quebec and in Ontario, Canada. The Company currently derives all of its revenues from its AVI subsidiary.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars, the reporting currency.

Interim Financial Information

The financial information as at March 31, 2008 and for the three and nine month periods ended March 31, 2008 and 2007 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the nine month period ended March 31, 2008 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2007, except for the provisions of FIN 48, which were applied effective July 1, 2007.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include 100% of AVI and its subsidiaries, Fizians Inc., of which AVI owns 90% of its outstanding shares, and ITF Laboratories Inc. (“ITF”), which has been determined to be a variable interest entity and for which AVI is the primary beneficiary. All inter-company accounts and transactions have been eliminated in the consolidation.

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

Advertising

The Company’s advertising costs, which amounted to $57,652 and $61,956 for the three and nine month periods ended March 31, 2008, respectively, and $19,063 and $79,190 for the three and nine month periods ended March 31, 2007, respectively, are expensed as incurred.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Foreign Currency

The functional currency of the Company’s Canadian subsidiary, AVI, is the Canadian dollar. Accordingly, the financial statements of AVI are converted into the reporting currency (the US dollar) using the current rate method as follows: assets and liabilities are converted at the exchange rate in effect at the date of the balance sheet, and revenue and expenses are converted using the average exchange rate for the period. All gains and losses resulting from the conversion are included in other comprehensive income or loss for the period and accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

Transactions concluded in foreign currencies are converted into the functional currency using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of recurring revenue and expense transactions. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the statement of operations. Non-monetary assets and liabilities are recorded in the functional currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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
March 31, 2008

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
March 31, 2008

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
March 31, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Inventory

Inventory consists of finished products available for sale to customers, raw materials and components. Raw materials are stated at the lower of cost and replacement cost. Finished goods are stated at the lower of cost and net realizable value. Cost of materials inventory for the Avensys Environmental Solutions division of AVI is determined on an average cost basis, while the cost of materials inventory for the Avensys Tech division of AVI is calculated on a first in first out (FIFO) basis. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of inventory turnover by item within specific time horizons. Work in process inventory includes direct materials, direct labor and the proportionate share of production overhead costs.

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
March 31, 2008
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

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. As at March 31, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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
March 31, 2008

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

3.	Discontinued Operations

a)	C-Chip

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

On February 6, 2008, the Agreement was terminated. The termination arrangement stipulates that, subsequent to December 31, 2007, no further royalties would be payable to C-Chip from devices sold and the outstanding balance of the C-Chip loan with the former supplier, at December 31, 2007, would be forgiven. Royalties payable to C-Chip based on devices sold continued to accrue up to and including December 31, 2007 and were applied against the loan balance. As a result, the Company recognized a gain of $351,059 (CAD $352,639), during the third quarter, on the forgiveness of the loan, which represented the outstanding balance of the loan at December 31, 2007. As part of the termination of the Agreement, the former supplier agreed to continue to assume exclusive responsibility for the manufacturing costs, sales, servicing and other incidental costs related to the production and marketing of the devices sold in the sub-prime used vehicle market. In terminating the Agreement, the Company ceased to operate C-Chip, and ceased to derive any cash flows from the prior C-Chip activities which, starting in the third quarter of fiscal 2008, were classified as discontinued operations.

b)	Canadian Security Agency (2004) Inc.

On September 22, 2005, Canadian Security Agency (2004) Inc. (“CSA”), a wholly subsidiary of the Company, entered into an agreement to sell its customer list. The Company has since wound up all activities of CSA and resolved all outstanding liabilities and commitments during the three month period ended June 30, 2006, and the remaining activities and balances of CSA have since been classified as discontinued operations.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Discontinued Operations (continued)

The carrying values of the major classes of assets and liabilities of discontinued operations, included under the ‘Current assets of discontinued operations’ and ‘Current liabilities of discontinued operations’ captions in the consolidated balance sheet, are as follows:

	March 31, 2008			June 30, 2007
	C-Chip	CSA	Total	C-Chip	CSA	Total
	$	$	$	$	$	$
Cash and cash equivalents	36,514	608	37,122	78,233	696	78,929
Accounts receivable	59,387	-	59,387	98,624	-	98,624
Current assets of discontinued operations	95,901	608	96,509	176,857	696	177,553

Accounts Payable and accrued liabilities	73,635	-	73,635	54,659	-	54,659
Other loans payable		-	-	708,245	-	708,245
Current liabilities of discontinued operations	73,635	-	73,635	762,904	-	762,904

Summary results of discontinued operations for the three month periods ended March 31, 2008 and 2007:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	-	155,091	-	155,091	-	-
Pre-tax earnings (loss) from Discontinued Operations	(5,089)	75,424	(5,089)	75,424	-	-

After tax earnings (loss) from Discontinued Operations	(5,089)	75,424	(5,089)	75,424	-	-
Gain on extinguishment of loan	351,059	-	351,059	-	-	-

Results of discontinued operations	345,970	75,424	345,970	75,424	-	-

Summary results of discontinued operations for the nine month periods ended March 31, 2008 and 2007:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	398,100	2,020,887	398,100	2,020,887	-	-

Pre-tax earnings (loss) from Discontinued Operations	280,191	(161,262)	280,191	(161,262)	-	-

After tax earnings (loss) from Discontinued Operations	280,191	(161,262)	280,191	(161,262)	-	-
Gain on extinguishment of loan	351,059	200,000	351,059	200,000	-	-

Results of discontinued operations	631,250	38,738	631,250	38,738	-	-

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

4.	Business Combination

On March 28, 2008, the Company’s subsidiary, AVI completed the remaining conditions of an Asset Purchase Agreement (“Willer Agreement”) to acquire the operating assets of Willer Engineering Limited, a provider of industrial process measurement and continuous emission monitoring instrumentation solutions to the Canadian industrial marketplace. The transaction represents the acquisition of a business, and will be integrated into the Environmental Solutions reporting segment. The acquired operating assets provide complementary products and services, and provide access to new customer and supplier bases to the Environmental Solutions reporting segment. The Company will report the revenues and results of operations from the acquired business beginning on April 1, 2008.

The initial purchase price incurred for the operating assets acquired pursuant to the Willer Agreement, was $274,054 (CAD $281,316), comprising $102,289 (CAD $105,000) in cash paid at the time of the transaction, $89,961 representing the present value, discounted using a discount rate of 10% of a committed amount of CAD $100,000 payable in cash on January 30, 2009, and $81,804 representing the present value, discounted using a discount rate of 10% of a committed amount of CAD $100,000 payable in cash on January 29, 2010. The Willer Agreement also provides for the payment of a base line amount of CAD $200,000 in contingent consideration subject to the Avensys Environmental Solutions reporting segment achieving specified revenue targets for the fiscal year ending June 30, 2009, and an additional base line amount of CAD $200,000 in contingent consideration subject to the Avensys Environmental Solutions reporting segment achieving specified revenue targets for the fiscal year ending June 30, 2010. The contingent consideration will only be determinable beyond a reasonable doubt at the end of each of the two fiscal years ending June 30, 2009 and 2010 and is therefore not recorded as of the date of acquisition.

The contingent consideration may be settled in cash or common stock shares of the Company, at the option of the seller, using reference common stock share prices of $0.15 for the fiscal year ending June 30, 2009, and $0.20 for the fiscal year ending June 30, 2010. The number of shares issuable, at the option of the seller, will be determinable when the contingency is resolved, at the end of each of the two fiscal years ending June 30, 2009 and 2010.

As a result of the above agreement, the purchase price of the acquired business, which is preliminary and subject to adjustment for the resolving of the contingent consideration and of additional transaction costs that were not determinable at the acquisition date, was calculated as follows:

$
Cash amount paid	102,289
Minimum balance of purchase price payable	171,765
274,054

Transaction Costs	20,264
294,318

The purchase price allocation for the acquired operating assets has not been finalized, awaiting the completion of an evaluation of the excess of cost over the fair value of acquired net assets, and the identification and valuation of intangible assets. The purchase price was preliminarily allocated to the following assets and liabilities:

$
Current Assets	1,134,099
Depreciable Fixed Assets	95,970
Current Liabilities	(1,372,284)
Goodwill and other intangibles	436,533
294,318

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

5.	Balance Sheet Details

	March 31,	June 30,
	2008	2007
	$	$

Other Receivables
Investment tax credits receivable	1,589,769	1,081,787
Sales tax receivable	51,357	39,825
Grants receivable	-	9,877
Other	837	35,752

	1,641,963	1,167,241

Inventories
Raw materials	1,246,159	726,484
Work in process	117,570	179,659
Finished goods	928,487	572,692

	2,292,216	1,478,835

Accounts Payable and Accrued Liabilities
Accounts payable	3,441,760	2,921,787
Payroll and benefits	955,211	510,777
Income taxes payable	1,604	4,189
Rent payable	35,961	34,648
Deferred revenue	158,751	173,517
Lease termination	60,180	78,323
Provision for Warranty	255,113	151,987
Other	298,487	62,960

	5,207,065	3,938,188

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

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

ITF Laboratories Inc. (“ITF”) provides research & development to AVI and other parties. As a result, ITF continues to be included in the consolidated financial statements of the Company for the three and nine month periods ended March 31, 2008, since AVI is the primary beneficiary. The impact of including the accounts of ITF in the consolidated balance sheet as at March 31, 2008 consists of additions to current assets of $2,463,797 (June 30, 2007 - $1,862,614), net property and equipment of $927,377 (June 30, 2007 - $903,564), intangible assets of $248,081 (June 30, 2007 - $344,892) and current liabilities of $1,300,703 (June 30, 2007 - $867,218). The impact on the consolidated statement of operations for the three and nine month periods ended March 31, 2008 was an increase in revenue of $477,556 and $1,453,003, respectively (three and nine month periods ended March 31, 2007, $330,672 and $1,226,108, respectively), an increase in expenses of $1,786,837 and $3,253,528, respectively (three and nine month periods ended March 31, 2007, $156,692 and $496,745, respectively), and an increase in the income tax benefit from refundable investment tax credits of $274,922 and $869,345, respectively (three and nine month periods ended March 31, 2007, $328,168 and $857,271, respectively). The increase in expenses includes an amount for research and development expenses of $589,387 and $1,836,749, respectively (three and nine month periods ended March 31, 2007, $132,783 and $632,547, respectively).

7.	Related Party Transactions and Balances

The total amount due to a shareholder of the Company at March 31, 2008 is $40,000 (June 30, 2007 - $40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

8.	Bank and Other Loans Payable

AVI maintains a bank line of credit from a financial institution for an authorized amount of $1,324,890 (CAD$1,360,000), which bears interest at the Canadian bank prime rate (March 31, 2008 - 5.25%; June 30, 2007 - 6%) plus 1.5%. The outstanding balance under the line of credit as at March 31, 2008 amounted to $1,006,672 (CAD $1,033,349) (June 30, 2007 $253,125 - CAD$269,679). AVI has designated its accounts receivable totaling $4,351,986 (CAD $4,467,314) and inventories totaling $1,862,784 (CAD $1,912,148) as collateral for the line of credit. AVI renewed the bank line of credit in December 2007. According to terms of the new bank line of credit agreement, AVI is subject to certain financial covenants, which are to be calculated as at the fiscal year end of AVI, June 30, 2008.

In 2005, a supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) which bears interest at a rate of 10% per annum (June 30, 2006 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. Effective December 1, 2006, the supplier signed a Technology License Agreement (“Agreement”) with C-Chip to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As a result of this Agreement, as described in Note 3, the balance outstanding under the facility as at December 31, 2007 was reduced to $351,059 - CAD $352,639 (June 30, 2007 $708,245 - CAD $754,564). On February 6, 2008, the Technology License Agreement between C-Chip and its former supplier was terminated. The agreement to terminate the Technology License Agreement stipulates that, subsequent to December 31, 2007, no further royalties would be payable to C-Chip from devices sold and the outstanding balance of the C-Chip loan with the former supplier, at December 31, 2007, would be forgiven. As a result, the Company recognized a gain of $351,059 (CAD $352,639) on the forgiveness of the loan, which represented the outstanding balance of the loan at December 31, 2007.

AVI obtained investment tax credit financing during fiscal 2007 in the form of a demand loan in the amount of $397,099 (CAD $460,000). Avensys repaid $304,231 (CAD $361,058) of the demand loan during fiscal 2007 leaving a balance owing at June 30, 2007 of $92,868 (CAD $98,942). AVI repaid the balance of the demand loan during the quarter ended September 30, 2007. It also obtained additional investment tax credit financing during the quarter ended September 30, 2007 in the amount of $584,511 (CAD $600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Laboratories Inc.

In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 11 (b)), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). On November 2, 2007, the Company obtained $500,000 from the Facility in the form of a Senior Secured Working Capital Note (“WC Note”), bearing interest at 8.5% payable at maturity, maturing on February 2, 2008 and repayable on demand. The balance outstanding on the note at December 31, 2007 was $500,000. On February 2, 2008, the Company renewed the $500,000 WC Note on the same terms and conditions and the maturity date was extended to May 2, 2008. On May 2, 2008, the Company renewed the $500,000 WC Note on the same terms and conditions and the maturity date was extended to August 2, 2008.

The details of bank and other loans payable is as follows:

	March 31,	June 30,
	2008	2007
	$	$

Secured bank line of credit, bearing interest at Canadian bank prime rate plus 1.5%	1,006,672	253,125
Investment tax credit financing, bearing interest at 18%, repayable on demand	584,511	92,868
Senior Secured Working Capital Note, bearing interest at 8.5%, maturing August 2, 2008, repayable on demand	500,000	-
	2,091,183	345,993

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

9.	Balance of Purchase Price and Derivative Liability on ITF Purchase

Since the acquisition of ITF, the Company has recorded a balance of purchase price payable and derivative liability related to an embedded conversion option.

The ITF transaction Preferred Shareholder arrangement entitling the ITF Preferred Shareholders, being the former shareholders of ITF Optical Technologies Inc., to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been originally measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value is accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the Preferred Shareholders could require a payment. The carrying value of the convertible liability debt instrument as at March 31, 2008 was $1,498,741 (June 30, 2007 - $1,194,096). The embedded conversion option has been classified as a liability and was originally recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value included in the Statement of Operations. The fair value of this embedded conversion option was $6,056 as of March 31, 2008 (June 30, 2007 - $17,045). The fair value of the embedded conversion option is determined by using the Black-Scholes model.

10.	Long-Term Debt

	March 31,	June 30,
	2007	2007
	$	$
Mortgage loan secured by AVI's intangible and movable tangible assets (March 31, 2008 - CAD $224,000), bearing interest at the lender's prime rate (March 31, 2008 - 8.00%; June 30, 2007 - 6.0%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	218,218	229,961
Capital lease obligations (March 31, 2008 - CAD $31,791), bearing interest between 6.17% and 10.37%, maturing between October 2007 and August 2010	30,971	38,768
Secured note (March 31, 2008 - CAD $26,402) bearing no interest, payable in 48 monthly instalments of $614, maturing October 2011	25,720	-
	274,909	268,729
Less: Current portion of long-term debt	104,292	94,317
Long-term debt	170,617	174,412

Remaining principal payments, by fiscal year, on long-term debt and capital leases are as follows:
$

2008	25,934
2009	104,649
2010	100,281
2011	41,652
2012	2,393
Total	274,909

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

11.	Convertible Debentures

	March 31,	June 30,
	2008	2007
	$	$

Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated Secured Convertible debentures (original principal amount equal to 15% of the Series B debentures), maturing February 11, 2009 (Note 11 (a))	-	2,470,867
Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012 (Note 11 (b))	1,132,045	-
Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008, original principal amount of $389,674 (CAD$400,000) (Note 11 (c))	292,255	373,110
	1,424,300	2,843,977
Less: Current portion of convertible debentures	292,255	1,568,519
Convertible debentures	1,132,045	1,275,458

Remaining principal payments on convertible debentures, by fiscal year, are as follows:

$

2008	292,255
2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
Thereafter	392,409
5,001,155
Less: Impact of accretion / present value	3,576,855
Total	1,424,300

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

In connection with the redemption of the Notes, the Company recorded a non-cash charge of $1,422,577 in the first quarter which is included as part of Other Expenses in the Statement of Operations and Comprehensive Loss. At March 31, 2008, the outstanding principal amount on the Notes was zero.

As a result of the redemption of the Notes, the security relating to the Notes has been released.

Prior to the redemption, the Company recorded the issuance of the Series B Subordinated Secured Convertible Debentures as follows:

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Convertible Debentures (continued)

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
March 31, 2008

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

The following table illustrates the values of the various components at the issue dates, and the balance sheet dates, June 30, 2007 and March 31, 2008.

	Expiry Date	# of Underlying Shares	Value at Issue Dates	Value at June 30, 2007	Value at March 31, 2008
Derivative Liabilities				$$	$
Series B Notes	2/11/2009	5,030,755	734,495	9,895	-
OID Notes	2/11/2009	754,614	110,175	1,484	-
Series Y Warrants	11/9/2010		20,325	1,048	4,537
Series Z Warrants	11/9/2010		387,038	26,421	68,060
			1,252,033	38,848	72,597

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	2/11/2009		2,060,965	2,155,684	-
OID Notes	2/11/2009		309,145	315,183	-
			2,370,110	2,470,867	-

Value of Series B Notes			3,622,143	2,509,715	72,597

Derivative Liabilities (Placement Fees)
Series W Warrants	11/9/2010		88,472	6,351	6,646
Series Y Warrants	11/9/2010		1,672	86	557
Series Z Warrants	11/9/2010		31,853	2,180	8,349
			121,997	8,617	15,552

Total Derivative Liabilities			1,374,030	47,465	88,149

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Convertible Debentures (continued)

b)	Senior Secured Original Issue Discount Convertible Debenture

In connection with the redemption of the Notes described in Note 11(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Senior Secured Original Issue Discount Convertible Debenture (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, being the amount which had been used to repay the Notes described in Note 11(a), with the balance of funds, $0.6 million, for the Company’s working capital purposes.

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

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs will be amortized on a straight-line basis over the term of the Convertible Debenture. At March 31, 2008, the outstanding principal amount on the Convertible Debenture was $4,173,047.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Convertible Debentures (continued)

The following table illustrates the values of the various components of the financing at the issue date, September 24, 2007, and the balance sheet date, March 31, 2008.

	Issue Date	Maturity /	Value at September	Value at March
		Expiry Date	24, 2007	31, 2008

Derivative Liabilities

Series P warrants	9/24/2007	9/24/2012	479,816	344,336
Beneficial Conversion Option - Convertible debenture	9/24/2007	9/24/2012	1,711,199	1,619,612

			2,191,015	1,963,948

Carrying Value of Original Issue Discount
Senior Secured Convertible Debenture

Convertible debenture	9/24/2007	9/24/2012	848,725	1,132,046

Additional Paid-In Capital

Common stock issued for fees (1)	9/24/2007		162,500	162,500
Warrants issued for fees	9/24/2007		53,624	53,624
Series Q warrants	9/24/2007		960,259	960,259

			1,176,383	1,176,383

Total			4,216,123	4,272,377

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
March 31, 2008

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

With the acquisition of AVI, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, AVI recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $403,511 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At March 31, 2008, the discount related to the conversion feature is zero (June 30, 2007 - $2,336).

During the three months ended March 31, 2008, AVI made the first of four cash payments, as agreed by the holder of debentures, to reimburse the 12% unsecured convertible debentures, which matured on March 1, 2008. At March 31, 2008, $292,255 remains to be paid in cash during the fourth quarter.

12.	Common Stock

At March 31, 2008, the Company is authorized to issue 500,000,000 shares of common stock. At March 31, 2008, the Company has 99,036,152 (June 30, 2007 – 93,437,654) common shares issued and outstanding and 400,963,848 common shares available for issuance.

For the nine month period ended March 31, 2008:

a)
In February 2008, the Company issued 462,035 common shares as an adjustment to a previous issuance in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc. in April 2006.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Common Stock (continued)

b)
In February 2008, the Company issued 1,477,273 registered common shares, representing $162,500 in placement agent fees, in connection with the Senior Secured Original Issue Discount Convertible Debenture described in Note 11(b)

c)	In the quarter ended September 30, 2007, the Company issued 649,955 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

d)	In August 2007, pursuant to the cashless exercise of warrants described in Note 13(b) and other warrants exercised on a cashless basis, the Company issued 2,759,235 common shares.

e)	In August 2007, the Company issued 250,000 registered common shares as compensation for legal services.

For the nine month period ended March 31, 2007:

a)	In February and March 2007, the Company issued 2,258,959 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

c)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for principal payment.

d)
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

e)	The Company issued 82,933 common shares to settle outstanding payables in the amount of $25,709.

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

Common stock reserved for issuance at March 31, 2008 was as follows:

	March 31,	June 30,
	2008	2007

Stock Options
Options outstanding	10,439,273	8,661,070
Reserved for future issuance	3,587,041	365,244

Stock Plan (1)
Reserved for future issuance	3,750,000	-

Warrants	44,125,399	17,752,882

Conversion of OID Senior Secured Convertible Note	37,936,794	-

Conversion of Series B Notes and OID Notes	-	48,325,000

	99,838,507	75,104,196

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

13.	Stock Options and Warrants

a)	Stock Options

Under the Avensys Corporation 2006 Nonqualified Stock Option Plan (“Plan”), the Company may grant options to its Directors, Officers and employees for the acquisition of up to 15,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion. On September 5, 2007, the Plan was amended and restated as the Amended and Restated 2006 Nonqualified Stock Option Plan and augmented by 5,000,000 stock options.

During the three and nine month periods ended March 31, 2008, 2,750,000 and 2,950,000 stock options were granted to employees and directors with exercise prices at the market price on the respective grant dates (three and nine month periods ended March 31, 2007, 549,069 and 3,249,069, respectively).

During the three and nine month periods ended March 31, 2008, zero stock options were granted to employees and directors with exercise prices below the market price on the respective grant dates (zero for the three and nine month periods ended March 31, 2007).

During the three and nine months periods ended March 31, 2008, zero stock options were granted to non-employees with exercise prices at the market price on the respective grant dates (zero for three and nine month periods ended March 31, 2007)

During the three and nine month periods ended March 31, 2008, zero stock options were granted to non-employees with exercise prices below the market price on the respective grant dates (zero and 64,834 for the three and nine month periods ended March 31, 2007, respectively).

During the year ended June 30, 2007, a certain director resigned and is no longer providing any services to Avensys Corporation. Under his stock option agreement, the director forfeited the stock options that would have vested beyond his termination date, and no stock based compensation expense was recorded for the forfeited stock options.

A summary of the changes in the Company's common share stock options is presented below:

	March 31, 2008		June 30, 2007

		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)

Balance at beginning of the year	8,661,070	0.42	4,486,750	0.60

Granted	2,950,000	0.09	4,563,903	0.22
Exercised	-	-	-	-
Forfeited	(1,171,797)	(0.22)	(389,583)	(0.25)
Balance at end of period	10,439,273	0.35	8,661,070	0.42

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Stock Options and Warrants (Continued)

Additional information regarding options outstanding as at March 31, 2008 is as follows:

	Outstanding			Exercisable
Range of	Number of	Weighted	Weighted	Number of	Weighted
Exercise prices	shares	Average	average	shares	average
$		Remaining	exercise price		exercise price
		Contractual	$		$
		life (years)

0.00 – 0.25	4,242,334	5.22	0.09	1,473,584	0.09
0.26 – 0.50	3,078,189	5.87	0.31	1,737,280	0.33
0.51 – 0.75	1,895,000	1.30	0.67	1,895,000	0.67
0.76 – 1.00	1,223,750	1.51	0.83	1,223,750	0.83
	10,439,273	4.26	0.35	6,329,614	0.47

The weighted average fair value of options granted for the nine month period ended March 31, 2008 and 2007 was $0.08 and $0.20, respectively, as summarized below.

	Number of options		Weighted average exercise price		Weighted average grant-date fair value
	Mar 31	Mar 31	Mar 31	Mar 31	Mar 31	Mar 31
	2008	2007	2008	2007	2008	2007
Options granted during the nine month periods ended March 31, 2008 and 2007, exercise prices below market price at time of grant	-	64,834	-	0.00001	-	0.17
Options granted during the nine month periods ended March 31, 2008 and 2007, exercise prices equal to market price at time of grant	2,950,000	3,249,069	0.09	0.25	0.08	0.20

Options granted during the nine month periods ended March 31, 2008 and 2007.	2,950,000	3,313,903	0.09	0.25	0.08	0.20

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Stock Options and Warrants (continued)

The Company recognized stock-based compensation for employees and directors in the amount of $202,834 and $266,084 for the nine month periods ended March 31, 2008 and 2007, respectively, and $50,688 and $178,662 for the three month periods ended March 31, 2008 and 2007, respectively. The Company recorded zero and $11,021 of stock-based compensation to non-employees for the three and nine month periods ended March 31, 2008 and 2007, respectively.

The fair value of the options granted during the quarter was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	three month period ended		nine month period ended
	March 31,		March 31,
	2008	2007	2008	2007
Risk - free interest rate	2.75%	5.03%	2.80%	4.16%
Expected volatility	100%	100%	100%	100%
Expected life of stocks options (in years)	3.75	3.32	3.70	3.00
Assumed dividends	None	None	None	None

As at March 31, 2008, the Company has $212,979 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of two years (June 30, 2008 - $49,681 and June 30, 2009 - $163,298).

There were no stock options exercised during the nine month period ended March 31, 2008. There were no stock options exercised during the year ended June 30, 2007. The impact of cash receipts from the exercise of stock options would be included in financing activities in the accompanying consolidated statements of cash flows.

b)	Warrants

Warrants outstanding as at March 31, 2008

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Stock Options and Warrants (continued)

Changes in the warrants outstanding for the nine month period ended March 31, 2008 was as follows:

Exercise prices	0.00001	0.05	0.11	0.31	0.35	0.45	0.48	0.50	0.53	0.65	0.70	Total
Balance at June 30, 2007	7,692	8,201,628	-	1,803,333	1,602,085	3,500,865	248,532	1,781,184	374,171	233,392	-	17,752,882
Ratchet pricing effect	-	-	3,734,257	-	-	(3,500,865)	-	-	-	(233,392)	-	-
Granted	-	-	30,304,530	-	-	-	-	-	-	-	2,653,845	32,958,375
Exercised	-	(5,456,268)	-	-	-	-	-	-	-	-	-	(5,456,268)
Expired / Forfeited	-	-	(1,129,590)	-	-	-	-	-	-	-	-	(1,129,590)

Balance as at March 31, 2008	7,692	2,745,360	32,909,197	1,803,333	1,602,085	-	248,532	1,781,184	374,171	-	2,653,845	44,125,399
Weigthed Average remaining contractual life (years)	1.88	1.95	4.16	1.88	2.20	-	1.88	1.88	1.88	-	1.40	3.57

In August 2007, the holders of Series G and Series I warrants exercised, on a cashless basis, 2,653,845 warrants, respectively, resulting in the issuance of 2,709,090 common shares. The exercise price of the Series G and Series I warrants, on a cashless basis, was $0.052. The contractual provisions of the Series G warrants stipulate that for each such warrant exercised, a new Series K warrant shall be issued carrying an exercise price of $0.70. Therefore, as a result of the exercise of 2,653,845 Series G warrants, 2,653,845 Series K warrants were issued to the same holders of such warrants. There remains 1,144,131 Series G and Series I warrants outstanding.

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

14.	Commitments and Contingencies

Commitments

Remaining minimum lease payments for the next five fiscal years are as follows:

$
2008	129,050
2009	441,905
2010	282,103
2011	32,729
2012	2,065
887,852

The Company leases premises for its offices located across Canada. Total rent expense was $108,317 and $315,173 for the three and nine month periods ended March 31, 2008, respectively, and $150,309 and $527,186 for the three and nine month periods ended March 31, 2007, respectively. Total rent expense for the three and nine month periods ended March 31, 2008 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $111,893 was recorded, calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%. The amount is being amortized over the remaining period of the lease which expires on May 31, 2010.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $266,251 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

15.	Research and Development Investment Tax Credits

The Company’s investment tax credit recovery for the nine month periods ended March 31, 2008 and 2007 were positively affected as a result of revisions to amounts previously calculated for the fiscal years ended June 30, 2007 and 2006. As a result of these revisions, the Company expected to recover, for the nine month periods ended March 31, 2008 and 2007, $146,597 and $364,473, respectively, more than what had been originally recorded. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three and nine month periods ended March 31, 2008 includes only such tax credits, arising from research and development activities. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

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

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as marketing and sales programs, customer support expenses, bank charges and bad debt write-offs. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by corporate management and are not evaluated in the measurement of segment performance. Corporate management operating costs are primarily represented as part of ‘Other operating expenses and indirect costs of net revenues’.

For the three months ended March 31, 2008
	Fiber Technologies	Environmental Solutions	Consolidated
Net revenues from external customers	3,790,100	1,990,695	5,780,795

Cost of net revenues	2,538,980	1,235,875	3,774,855
Marketing and sales expense	256,147	461,123	717,270
Administrative expense	428,492	151,782	580,274
Research & development	643,452	-	643,452
Depreciation & amortization	140,231	8,585	148,816

Direct costs	4,007,302	1,857,365	5,864,667

Direct contribution	(217,202)	133,330	(83,872)
Other operating expenses & indirect costs of net revenues			(452,039)

Loss from Operations			(535,911)

Other income (expense)			55,025
Loss on redemption of convertible debentures			-
Interest expense, net			(82,615)
Debenture accretion and change in fair value of derivative financial instruments			(331,256)
Income Tax Benefit - Refundable tax credits (1)			274,922
Non-Controlling Interest			86

Net Loss from Continuing Operations			(619,749)

(1) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Segment Disclosure (continued)

For the three months ended March 31, 2007
	Fiber Technologies	Environmental Solutions	Consolidated
Net revenues from external customers	2,697,416	1,731,573	4,428,989

Cost of net revenues	1,704,967	1,128,315	2,833,282
Marketing and sales expense	110,284	389,531	499,815
Administrative expense	104,048	149,889	253,937
Research & development	403,793	-	403,793
Depreciation & amortization	61,936	7,015	68,951

Direct costs	2,385,029	1,674,749	4,059,779

Direct contribution	312,387	56,823	369,211
Operating expenses and indirect costs of net revenues			(632,513)

Loss from Operations			(263,302)

Other income (expense)			(3,566)
Interest expense, net			(192,069)
Debenture accretion and change in fair value of derivative financial instruments			87,852
Income Tax Benefit - Refundable tax credits (1)			328,168
Non-Controlling Interest			(440)

Net Loss from Continuing Operations			(43,357)

(1) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

For the nine months ended March 31, 2008
	Fiber Technologies	Environmental Solutions	Consolidated
Net revenues from external customers	10,583,818	4,075,405	14,659,223

Cost of net revenues	6,826,466	2,509,586	9,336,052
Marketing and sales expense	523,713	1,228,837	1,752,550
Administrative expense	718,289	416,224	1,134,513
Research & development	1,805,714	-	1,162,262
Depreciation & amortization	273,720	23,251	296,971

Direct costs	10,147,902	4,177,898	13,682,348

Direct contribution	435,916	(102,493)	333,423
Other operating expenses & indirect costs of net revenues			(2,314,268)

Loss from Operations			(1,980,845)

Other income (expense)			57,364
Loss on redemption of convertible debentures			(1,422,577)
Interest expense, net			(552,158)
Debenture accretion and change in fair value of derivative financial instruments			(437,621)
Income Tax Benefit - Refundable tax credits (1)			869,345
Non-Controlling Interest			(213)

Net Loss from Continuing Operations			(3,466,705)

(1) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Segment Disclosure (continued)

For the nine months ended March 31, 2007
	Fiber Technologies	Environmental Solutions	Consolidated
Net revenues from external customers	7,199,934	3,986,928	11,186,862

Cost of net revenues	4,893,376	2,522,847	7,416,222
Marketing and sales expense	348,368	1,103,290	1,451,658
Administrative expense	496,525	298,812	795,337
Research & development	1,146,497	-	1,146,497
Depreciation & amortization	218,259	15,473	233,732

Direct costs	7,103,025	3,940,421	11,043,448

Direct contribution	96,909	46,507	143,416
Other operating expenses & indirect costs of net revenues			(1,943,544)

Loss from Operations			(1,800,130)

Other income (expense)			130,608
Interest expense, net			(564,106)
Debenture accretion and change in fair value of derivative financial instruments			(318,896)
Income Tax Benefit - Refundable tax credits (1)			857,271
Non-Controlling Interest			(1,987)

Net Loss from Continuing Operations			(1,697,240)

(1) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Revenue from two customers of the Company’s Fiber Technologies segment for the three and nine month periods ended March 31, 2008 was as follows:

	Period ended March 31, 2008
	Three months	Nine months
	$	$

Customer 1	2,001,110	5,695,610
Customer 2	779,669	2,075,254
	$2,780,779	$7,770,864

The outstanding receivable balances for these customers at March 31, 2008 amounted to $2,186,743 (Customer 1 represented $1,326,025 and Customer 2 represented $860,718).

The Company’s long-lived assets, comprised of property, plant & equipment, intangible assets, and goodwill, substantially all of which are located in Canada, are allocated as follows:

	March 31,	June 30,
	2008	2007
	$	$

Fiber Technologies	10,893,475	10,289,619
Environmental Solutions	88,758	51,033
All Other	13,671	23,406
Total long-lived assets	10,995,903	10,364,058

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2008

Segment Disclosure (continued)

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the three and nine month periods ended March 31, 2008 for the Americas include $2,465,198 and $6,898,608, respectively, of sales to the United States of America and $2,063,408 and $4,256,433, respectively, of sales to Canada. The revenues for Asia for the three and nine month periods ended March 31, 2008 include sales of $849,531 and $2,278,252, respectively, to China.

	Period ended March 31, 2008
	Three months	Nine months
	$	$

Americas	4,541,131	11,171,693
Europe	271,092	948,410
Asia	968,572	2,539,120
Total	5,780,795	14,659,223

17.	Subsequent Events

Departure of Chief Financial Officer

On April 17, 2008, Mr. Tony Giuliano left the employment of the Company and resigned as its Chief Financial Officer and Corporate Secretary, effective as of the same date. Mr. Giuliano had served as Chief Financial Officer of the Company since October 20, 2006. Mr. André Maréchal, Vice-President of Finance and Administration for Avensys Inc., a wholly owned subsidiary of the Company, was appointed Chief Financial Officer of the Company.

Working Capital Note

In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 11 (b)), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). In April 2008, the Company obtained an additional $500,000 from the Facility in the form of a Senior Secured Working Capital Note, bearing interest at 8.5% payable at maturity, maturing in July 2008 and repayable on demand (Note 8).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three and nine month periods ended March 31, 2008 and 2007 as included in this Form 10-Q.

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

CORPORATE OVERVIEW

Avensys operates two divisions:

•	Avensys Tech manufactures and distributes fiber optical components and sensors worldwide to the telecommunications, industrial laser and sensor markets.

•	Avensys Environmental Solutions distributes and integrates environmental monitoring solutions in both the public and private sectors of the Canadian marketplace.

For the three month period ended March 31, 2008, the third quarter, Avensys revenues were a record $5.8 million, compared to $4.4 million for the same period in the previous year - an increase of 30.5% year on year. Revenues for the nine month period ended March 31, 2008 were $14.7 million, compared to $11.2 million for the same period the previous year - an increase of 31.0%.

The growth was even stronger in the Avensys Tech division, which at $10.6 million, is showing nine months revenue growth of 47.0%. Revenues at Avensys Environmental Solutions division of $4.1 million are stable, showing a growth of 2.2% for the nine month period.

The gross margin of $2.0 million for the quarter was 34.7% of our consolidated revenues compared to $1.6 million and 36.0%, respectively, for the same period the previous year. The reduction in the gross margin over the previous year occurred because of substantial increases in sales of lower margin products at the Avensys Tech division. We do, however, expect improvement in gross margins, as yields and productivity at the Avensys Tech division rise in future periods.

Our operating loss of $0.5 million for the quarter compares to $0.3 million for the previous year. This can be attributed to the continued increase in R&D expenses. R&D expenses have increased by 59.4% for the three months ended March 31, 2008, as compared to the previous year.

Net cash used in operating activities of continuing operations during the three month period totaled approximately $615,000, as compared with net cash used of approximately $1,009,000 for the same period last year. This improvement is primarily attributable to the growth in sales.

On February 6, 2008, the Technology License Agreement between our subsidiary C-Chip Technologies (North America) and its business partner iMetrik Inc. was terminated. Subsequent to December 31, 2007, no further royalties are payable to C-Chip and the outstanding balance of the C-Chip loan from iMetrik was forgiven as of the same date. As a result, we have recognized a gain of $351,059 during the third quarter, on the forgiveness of the loan. This amount represented the outstanding balance of the loan at December 31, 2007. As part of the termination of the Technology License Agreement, iMetrik will continue to assume responsibility for the manufacturing costs, sales and other incidental costs related to the production and marketing of the devices sold in the sub-prime used vehicle market. In terminating the Technology License Agreement, the Company ceased to operate C-Chip, and ceased to derive any cash flows from the prior C-Chip activities which, starting in the third quarter of fiscal 2008, were classified as discontinued operations.

On April 17, 2008, Mr. Tony Giuliano left the employment of the Company and resigned as its Chief Financial Officer and Corporate Secretary, effective as of the same date. Mr. Giuliano had served as Chief Financial Officer of the Company since October 20, 2006. Mr. André Maréchal, Vice-President of Finance and Administration for Avensys Inc., a wholly owned subsidiary of the Company, was appointed Chief Financial Officer of the Company.

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

The acquisition of the assets of ITF Optical Technologies has contributed to solidifying our position in the optical component market. We occupy a dominant position for some of the components that we are offering and intend to occupy an even more important market space in the future through both organic growth and mergers & acquisitions.

The successful integration of Avensys’ acquisition of ITF Optical Technologies has enabled Avensys to concentrate on organic revenue growth namely,

1-	Increase direct and indirect distribution channels
2-	Improve operational efficiencies and increase margins
3-	Introduce new complementary products to our customers

The market for fiber optics components continues to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 25% of optical sales. Undersea telecom components, DPSK demodulators (“Differential Phase Shift Keying”) as well as our traditional terrestrial telecom components and fiber laser components, developed by our R&D partner ITF labs saw important growth. On this note, Avensys Tech has surpassed the mark of 11,000 Fiber Bragg Gratings (FBG) units shipped in a single month, during the month of January 2008. This milestone was achieved through a steady growth in the monthly production of FBG’s and represents an increase of 116% compared to 5,100 units shipped during the same month last year.

Our DPSK product is now adopted by the telecom industry. Consequently; we expect substantial volume growth in the next years but also a pressure on cost reduction. To face this challenge ITF Labs, our R&D partner, undertook a major R&D project two years ago to design the new generation of our demodulators, the micro-DPSK. On February 20, 2008, ITF Labs announced the R&D completion of its micro-DPSK. This device is designed small enough to be incorporated into the industry standard 300-pin Multi-Source Agreement (MSA) compliant transponder package, and will be available with bitrates for 40Gb/s DPSK and DQPSK with free-spectral-range from 10 GHz to 70GHz. The device has the lowest loss and highest extinction ratio on the market with an almost insignificant polarization dependency of less than 1% of free-spectral range. All dimensions of the device have been reduced, making this the thinnest, fastest tuning, lowest power consumption product available which enables the integration of either DPSK or DQPSK formats into the MSA package. Finally, the micro-DPSK design allows significant cost reduction and high manufacturing yield. ITF Labs anticipates transferring the production of its micro-DPSK to Avensys Tech in Q1-2009.

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

The optical manufacturing industry has experienced significant pressure on margins over the last few years. At Avensys Tech, this trend has been compounded by a weaker U.S. dollar. The fact that the majority of our optical sales are conducted in US dollars, while a majority of our cost structure is funded in Canadian dollars, has put significant additional pressure on our margins. Despite these negative factors, our gross margins for the nine month period ended March 31, 2008 have improved with increased volumes and with the additional flexibility provided by our recent staff training efforts. Our gross margin for the quarter ended March 31, 2008 was 33.0% compared to 36.8% for the same period last year. This decrease in gross margin can be explained by the substantially increased sales in the FBG products, which tend to have lower margins than our other product offerings.

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

We anticipate that this market will experience overall growth and consolidation as the private and public sectors recognize the value of sustainable development and environmentally responsible behavior. Consistent with our intentions to be active in the consolidation movement, on March 28, 2008, we completed the acquisition of the assets of Willer Engineering Limited (“Willer”) a privately held company which provided professional instrumentation solutions, products and service to the industrial, process and scientific markets in Eastern Canada for over 45 years. The Willer assets are being integrated into Avensys Solutions, pooling resources and complementary product lines and doubling our sales force. We have secured existing distribution agreements with most of the major Willer suppliers and we were successful in retaining key employees.

In March, we transferred our Western Office from White Rock, British Columbia to Calgary, Alberta where most of the growth is expected to come, and where local support will be more critical as we increase the percentage of our revenues coming from integrated solutions and maintenance contracts and as we increase our penetration into the industrial process market.

Our revenues for the third quarter are on target and stable compared to the same period in the previous year. Year-to-date revenues are stable, demonstrating 2.2% growth.

Results of Operations for the three and nine month periods ended March 31, 2008 compared to the three and nine month periods ended March 31, 2007

Our first, second, and third quarter notes to the consolidated financial statements exclude the Company’s previously disclosed going concern reference.

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Revenue	5,780,795	4,428,989	1,351,806	30.5%
Cost of Revenue	3,774,855	2,833,282	941,573	33.2%
Gross margin	2,005,940	1,595,707	410,233	25.7%
Gross Margin as % of Revenue	34.7%	36.0%

Operating expenses
Depreciation and amortization	222,350	180,203	42,147	23.4%
Selling, general and administration	1,676,049	1,275,013	401,036	31.5%
Research and development	643,452	403,793	239,659	59.4%
Total Operating expenses	2,541,851	1,859,009	682,842	36.7%

Operating loss	(535,911)	(263,302)	(272,609)	103.5%

Other income (expenses)	(358,846)	(107,783)	(251,063)	232.9%
Income tax benefits - refundable tax credits	274,922	328,168	(53,246)	-16.2%
Non-Controlling interest	86	(440)	526	-119.5%
Results of discontinued operations	345,970	75,424	270,546	358.7%
Net (loss) income for the period	(273,779)	32,067	(305,846)	-953.8%

Foreign currency translation adjustments	(291,235)	74,604	(365,839)	-490.4%
Comprehensive (loss) income	(565,014)	106,671	(671,685)	-629.7%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Revenue	14,659,223	11,186,862	3,472,361	31.0%
Cost of Revenue	9,336,052	7,416,222	1,919,830	25.9%
Gross margin	5,323,171	3,770,640	1,552,531	41.2%
Gross Margin as % of Revenue	36.3%	33.7%

Operating expenses
Depreciation and amortization	712,317	549,337	162,980	29.7%
Selling, general and administration	4,785,985	3,874,936	911,049	23.5%
Research and development	1,805,714	1,146,497	659,217	57.5%
Total Operating expenses	7,304,016	5,570,770	1,733,246	31.1%

Operating loss	(1,980,845)	(1,800,130)	(180,715)	10.0%

Other income (expenses)	(2,354,992)	(752,394)	(1,602,598)	213.0%
Income tax benefits - refundable tax credits	869,345	857,271	12,074	1.4%
Non-Controlling interest	(213)	(1,987)	1,774	-89.3%
Results of discontinued operations	631,250	38,738	592,512	1529.5%
Net loss for the period	(2,835,455)	(1,658,502)	(1,176,953)	-71.0%

Foreign currency translation adjustments	574,651	176,730	397,921	225.2%
Comprehensive loss	(2,260,804)	(1,481,772)	(779,032)	-52.6%

Revenues

Sales from the Avensys Tech and Avensys Environmental Solutions divisions of Avensys Inc., for the three and nine month periods ended March 31, 2008, account for 100% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Avensys Tech	3,790,100	2,697,416	1,092,684	40.5%
Avensys Solutions	1,990,695	1,731,573	259,122	15.0%
Revenue	5,780,795	4,428,989	1,351,806	30.5%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Avensys Tech	10,583,818	7,199,934	3,383,884	47.0%
Avensys Solutions	4,075,405	3,986,928	88,477	2.2%
Revenue	14,659,223	11,186,862	3,472,361	31.0%

Our revenues for the three and nine month periods ended March 31, 2008 increased by 30.5% and 31.0%, respectively, over the same periods in the previous year. The nine month increase is primarily due to our Avensys Tech operating division, whose sales increased for the three and nine month periods ended March 31, 2008 by 40.5% and 47.0%, respectively. Avensys Tech maintained its strong internal growth by the continued expansion and diversification of its product lines, and the addition of new customers.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 65.3% and 63.7% for the three and nine month periods ended March 31, 2008 compared with 64.0% and 66.3% for the same periods in the previous year. Gross margin, relative to revenues, for the three month period ended March 31, 2008 decreased as a result of margins at Avensys Tech.

Gross margins for the Avensys Tech division were 33.0% and 35.5%, respectively, for the three and nine month periods ended March 31, 2008 compared with 36.8% and 32.0%, respectively, for the same periods in the previous year. Gross margins for the Avensys Environmental Solutions division were 37.9% and 38.4%, respectively, for the three and nine month periods ended March 31, 2008 compared with 34.8% and 36.7%, respectively, for the same periods in the previous year.

Avensys Tech saw increases in the costs of production, for three months ended March 31, 2008, due to significantly increased sales of lower margin products, the training of additional production staff, and the negative effects of a weaker U.S. dollar, as compared to the Canadian dollar. The average rate of the U.S. Dollar for the three and nine month periods ended March 31, 2008 was $1.0045 and $1.0104, respectively, compared to $0.8535 and $0.8740, respectively, for the three and nine month periods ended March 31, 2007.

Avensys Solutions saw increases in gross margins primarily due to the beneficial effects of a weaker U.S. dollar. Avensys Solutions sales are primarily denominated in the Canadian dollar, while supplier purchases are denominated in the U.S. dollar.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three and nine month periods ended March 31, 2008 increased by $42,147 and $162,980, respectively, over the same periods in the previous year. Avensys continues to invest in production equipment to keep pace with the significant increases in revenues.

Selling General and Administrative expenses
Selling, general and administrative (“SG&A”) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and nine month periods ended March 31, 2008 increased by $401,036 and $911,049, respectively, compared to the same periods in the previous year. SG&A are composed of the following:

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	177,057	83,415	93,642	112.3%
Marketing and Sales	227,524	240,213	(12,689)	-5.3%
Payroll and related expenses	948,997	615,577	333,420	54.2%
Professional fees	229,942	81,698	148,244	181.5%
Travel	21,162	17,466	3,696	21.2%
Stock based compensation	50,688	178,662	(127,974)	-71.6%
Other	20,679	57,982	(37,303)	-64.3%
Selling, General and Administrative Expenses	$1,676,049	$1,275,013	$401,036	31.5%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	541,704	404,142	137,562	34.0%
Marketing and Sales	544,037	673,408	(129,371)	-19.2%
Payroll and related expenses	2,726,028	1,863,078	862,950	46.3%
Professional fees	678,453	385,900	292,553	75.8%
Travel	75,986	57,509	18,477	32.1%
Stock based compensation	202,834	266,084	(63,250)	-23.8%
Other	16,943	224,815	(207,872)	-92.5%
Selling, General and Administrative Expenses	$4,785,985	$3,874,936	$911,049	23.5%

▪
General and administrative expenses for the three and nine month periods ended March 31, 2008 increased by $93,642 and $137,562, respectively, compared with the same periods in the previous year. The increases for the three and nine month periods is primarily due to additional training, recruitment and energy costs.

▪
Marketing and sales expenses for the three and nine month periods ended March 31, 2008 decreased by $12,689 and $129,371, respectively, compared to the same periods in the previous year. The decrease for the nine month period is primarily due to aggressive cost control at the holding Company.

▪
Payroll expenses for the three and nine month periods ended March 31, 2008 increased by $333,420 and $862,950, respectively, compared with the same periods in the previous. The increase for the nine month period includes a severance amount of $215,332 for the former President of Avensys Inc. Excluding this charge, payroll for the nine month period increased by $647,618 or 34.8% - an increase explained by the growth in the operations of Avensys Inc.

▪
Professional fees for the three and nine month periods ended March 31, 2008 increased by $148,244 and $292,553 compared with the same periods in the previous years. The increase for the nine month period is primarily attributable to legal fees in connection with the Senior Secured Original Issue Discount financing and consulting fees.

Research and Development

For the nine month period ended March 31, 2008, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and nine month periods ended March 31, 2008 increased by $239,659 and $659,217 compared with the same periods in the previous year. The three and nine month periods increase is primarily attributable to the expanded roster of research and development projects at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three and nine month periods ended March 31, 2008, was $50,688 and $202,834, respectively, compared to $178,662 and $266,084, respectively, for the same periods in the previous year. Stock based compensation for the nine month period is includes the severance amount for the former President of Avensys Inc of $64,684.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	55,025	(3,566)	58,591	-1643.0%
Loss on redemption of convertible debentures	-	-	-	0.0%
Interest expense, net	(82,615)	(192,069)	109,454	-57.0%
Debentures and preferred shares accretion	(234,168)	(587,831)	353,663	-60.2%
Change in fair value of derivative financial instruments	(97,088)	675,683	(772,771)	-114.4%
Other income (expenses)	$(358,846)	$(107,783)	$(251,063)	232.9%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	57,364	130,608	(73,244)	-56.1%
Loss on redemption of convertible debentures	(1,422,577)	-	(1,422,577)	-100.0%
Interest expense, net	(552,158)	(564,106)	11,948	-2.1%
Debentures and preferred shares accretion	(679,398)	(1,981,903)	1,302,505	-65.7%
Change in fair value of derivative financial instruments	241,777	1,663,007	(1,421,230)	-85.5%
Other income (expenses)	$(2,354,992)	$(752,394)	$(1,602,598)	213.0%

Other expenses for the three and nine month periods ended March 31, 2008 increased by $251,063 and $1,602,598 compared with the same periods in the previous year. The increase is primarily due to a loss on redemption of Series B Notes and Series B OID in the amount of $1,422,577 during the first quarter. Also, there was a significant reduction in debenture and preferred shares accretion for the nine month period of $1,302,505, which was partially offset by a large decrease of $1,421,470 in income from the change in fair value of derivative financial instruments (see discussion on derivative financial instruments under ‘Net Loss’).

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Series A Notes accretion	-	529,561	(529,561)	-100.0%
Series B Notes & Series B OID Notes accretion	-	-	-	0.0%
Senior Secured OID Convertible Note	145,807	-	145,807	100.0%
Preferred shares accretion	88,361	58,270	30,091	51.6%
Debentures and preferred shares accretion	$234,168	$587,831	$(353,663)	-60.2%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Series A Notes accretion	-	1,802,833	(1,802,833)	-100.0%
Series B Notes & Series B OID Notes accretion	9,213	-	9,213	100.0%
Senior Secured OID Convertible Note	406,486	-	406,486	100.0%
Preferred shares accretion	263,699	179,070	84,629	47.3%
Debentures and preferred shares accretion	$679,398	$1,981,903	$(1,302,505)	-65.7%

Refundable Tax Credits

Refundable tax credits for the three month period ended March 31, 2008 decreased by $53,246 and increased by $12,074 for the nine month period ended March 31, 2008, compared with the same periods in the previous year. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three and nine month periods ended March 31, 2008 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the nine month periods ended March 31, 2008 and 2007 were positively affected as a result of revisions to amounts previously calculated for the fiscal years ended June 30, 2007 and 2006. As a result of these revisions, the Company expected to recover, for the nine month periods ended March 31, 2008 and 2007, $146,597 and $364,473, respectively, more than what had been originally recorded. The Company records investment tax credits arising from research and development activities as a reduction of the income tax provision for the year. The Company applied the above noted excesses as a further reduction of the income tax provision for the nine month periods ended March 31, 2008 and 2007.

Net Loss

Our net loss for the three month period ended March 31, 2008 of $273,779 represents a decrease in earnings of $305,846 compared to the net income of $32,067 for the same period in 2007. Our net loss for the nine month period ended March 31, 2008 of $2,835,455, represents a decrease in earnings of $1,176,953 compared to the net loss of $1,658,502 for the same period in the previous year. These changes, however, were affected by the addition of derivative financial instruments to our balance sheet and the loss of $1,422,577 on redemption of Series B and Series OID Notes in August 2007.

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

Two non-recurring matters classified under ‘Other income (expenses)’ also had a significant impact on the net loss for the nine month period ended March 31, 2007. A gain on sale of fixed assets amounting to $300,848, recorded in the first quarter of fiscal 2007, and a revaluation of our estimates for research and development tax credits receivable amounting to $185,482, also recorded in the first quarter of fiscal 2007, with both matters improving our results by reducing the net loss for the nine month period ended March 31, 2007 by a total of $486,330.

	Three Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Net income (loss) for the period	(273,779)	32,067	(305,846)	-954%

Loss on redemption of Series B Notes & Series B OID Notes	-	-	-	0%
Change in fair value of derivative financial instruments	97,088	(675,683)	772,771	114%
Other non-recurring items	-	(486,330)	486,330	100%
Adjusted non-GAAP net income (loss) for the period	$(176,691)	$(1,129,946)	$953,255	84%

	Nine Months Ended March 31,
	2008	2007	Change	Change
	$	$	$	%
Net income (loss) for the period	(2,835,455)	(1,658,502)	(1,176,953)	-71%

Loss on redemption of Series B Notes & Series B OID Notes	1,422,577	-	1,422,577	100%
Change in fair value of derivative financial instruments	(241,777)	(1,663,007)	1,421,230	85%
Other non-recurring items	-	(486,330)	486,330	-100%
Adjusted non-GAAP net income (loss) for the period	$(1,654,655)	$(3,807,839)	$2,153,184	57%

Financial Condition, Liquidity and Capital Resources

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys have been supported primarily from revenue from the sales of its products and services.

As of March 31, 2008, we had working capital surplus of $1,333,996 compared to a working capital surplus of $1,610,635 at December 31, 2007 and $596,801 at June 30, 2007, a decrease of $276,639 from December 31, 2007 and an increase of $737,195 from June 30, 2007. The following is included in the figures for net working capital:

	March 31,	December 31,
	2008	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	332,745	549,263	(216,518)	-39%
Accounts receivables	4,723,639	3,660,815	1,062,824	29%
Inventory	2,292,216	2,146,924	145,292	7%
Other current assets	1,883,789	1,796,783	87,006	5%
Current assets	9,232,389	8,153,785	1,078,604	13%

Accounts payable and accrued liabilities	5,207,065	4,213,756	993,309	24%
Bank and other loans payable	2,091,183	1,367,278	723,905	53%
Other current liabilities	600,143	962,116	(361,973)	-38%
Current Liabilities	7,898,391	6,543,150	1,355,241	21%

Net working capital (deficiency)	1,333,998	1,610,635	(276,637)	-17%

	March 31,	June 30,
	2008	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	332,745	481,023	(148,278)	-31%
Accounts receivables	4,723,639	3,739,295	984,344	26%
Inventory	2,292,216	1,478,835	813,381	55%
Other current assets	1,883,789	1,647,569	236,220	14%
Current assets	9,232,389	7,346,722	1,885,667	26%

Accounts payable and accrued liabilities	5,207,065	3,938,188	1,268,877	32%
Bank and other loans payable	2,091,183	345,993	1,745,190	504%
Other current liabilities	600,143	2,465,740	(1,865,597)	-76%
Current Liabilities	7,898,391	6,749,921	1,148,470	17%

Net working capital (deficiency)	1,333,998	596,801	737,197	124%

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

▪	Significantly rationalized the operating and cost structure of our holding company, Avensys Corporation.

During the three month period ended March 31, 2008, the Company, having produced a net loss of $273,779, used $614,591 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $43,067 of cash to fund Operating Activities from continuing operations. During the three month period ended March 31, 2007, the Company, having produced net income of $32,067, used $1,008,508 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $480,764 of cash to fund Operating Activities from continuing operations. An analysis of the three month periods is as follows:

	Three Months Ended March 31,
	2008	2007	Change
	$	$	$
Net (loss) income	(273,779)	32,067	(305,846)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	316,846	448,697	(131,851)
	43,067	480,764	(437,697)
Change in accounts receivable and other receivables	(284,020)	(1,244,299)	960,279
Change in accounts payable and accrued liabilities	(304,857)	(206,983)	(97,874)
Change in other current assets and current liabilities	(68,781)	(37,990)	(30,791)
Net cash generated by (used in) operating activities from continuing operations
	$(614,591)	$(1,008,508)	393,917

	Nine Months Ended March 31,
	2008	2007	Change
	$	$	$
Net (loss) income	(2,835,455)	(1,658,502)	(1,176,953)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	2,526,882	1,687,477	839,405
	(308,573)	28,975	(337,548)
Change in accounts receivable and other receivables	(245,871)	(591,296)	345,425
Change in accounts payable and accrued liabilities	(89,510)	(1,423,105)	1,333,595
Change in other current assets and current liabilities	(852,949)	(878,635)	25,686
Net cash generated by (used in) operating activities from continuing operations
	$(1,496,903)	$(2,864,061)	1,367,158

During the nine month period ended March 31, 2008, we mainly financed our operations through the Senior Secured OID Convertible Debenture financing, the Senior Secured Working Capital Note and the cash flows generated by Avensys through the sales of products and services.

Selected Balance Sheet information:

	March 31	June 30,
	2008	2007	Change
	$	$	$
Total Assets	20,747,874	18,193,489	2,554,385
Current Liabilities	7,898,391	6,749,921	1,148,470
Long-Term Liabilities	4,941,441	2,708,476	2,232,965
Non-Controlling Interest	8,038	23,193	(15,155)
Total Stockholder's Equity	7,900,004	8,711,899	(811,895)

The increase in total assets is attributable to increases in inventories of $813,381, from $1,478,835 to $2,292,216, increases in net property and equipment of $215,965, from $2,279,973 to $2,495,938, and increases in goodwill of $592,545, from $4,116,872 to $4,709,417. The increase in current liabilities is mainly attributable to an increase in trade accounts payable of $1,268,877, from $3,938,188 to $5,207,065, and an increase in bank and other loans payable of $1,745,190, from $345,993 to $2,091,183, offset by a decrease in the current portion of convertible debentures of $1,276,264, from $1,568,519 to $292,255, and a decrease in the current liabilities of discontinued operations of $689,269, from $762,904 to $73,635. The increase in long-term liabilities is attributable to an increase in the balance of purchase price payable of $386,449, from $1,194,096 to $1,580,545, and an increase in derivative financial instruments of $1,993,724, from $64,510 to $2,058,234, offset by a decrease in convertible debentures of $143,413, from $1,275,458 to $1,132,045.

The changes in current assets, fixed assets, goodwill, and current liabilities are partly attributed to the acquisition of the assets of Willer Engineering Limited. The purchase price allocation for the acquired operating assets has not been finalized, awaiting the completion of an evaluation of the excess of cost over the fair value of acquired net assets, and the identification and valuation of intangible assets. This acquisition preliminarily impacted the balance sheet of the Company as follows:

$
Current Assets	1,134,099
Depreciable Fixed Assets	95,970
Goodwill and other intangibles	436,533
Current Liabilities	(1,372,284)
294,318

As of March 31, 2008, the Company had 99,036,152 issued and outstanding shares compared to 93,437,654 on June 30, 2007. The increase in common shares is mainly due to the issuance of 649,955 common shares in connection with the Series B Notes, the issuance of 2,759,235 common shares in connection with the cashless exercise of warrants, and the issuance of 1,477,273 common shares for placement agent fees in connection with the Senior Secured OID Convertible Debenture.

Stock options outstanding at March 31, 2008 totaled 10,439,273 at a weighted average exercise price of $0.35 and have a weighted average remaining contractual life of 4.26 years. Stock options outstanding at June 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and had a weighted average remaining contractual life of 5.26 years.

Senior Secured OID Convertible Debenture

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

On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $266,251 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously.

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

None.

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

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2008.

AVENSYS CORPORATION (Registrant)

By:	/s/ John G. Fraser
John G. Fraser
President and Chief Executive Officer

By:	/s/ André Maréchal
André Maréchal
Chief Financial Officer