Form 10-K
period 2008-06-30
Avensys CORP
filed 2008-10-17
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008
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

Title of each class
Common Stock - $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the OTC Bulletin Board on Ocotber 1,2008 was $6,437,350.

As of October 17, 2008, there were outstanding 99,036,152 shares of common stock.

Documents Incorporated By Reference

None

PART I

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading “Risk Factors” below. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words “believe,” “expect,” “anticipate” or similar expressions to make forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements include:

-	Our ability to grow our revenue and expand acceptance of our products in our principal markets.
-	The continued availability of capital to finance our activities in the event that we do not achieve profitability.
-	Our ability to successfully integrate technologies or companies that we acquire.
-	Our ability to obtain and enforce in a timely manner patent and other intellectual property protection for our technology and products.
-	Our ability to avoid, either by product design, licensing arrangement or otherwise, infringement of third parties’ intellectual property.
-	Our ability to complete and maintain corporate alliances relating to the development and commercialization of our technology and products.
-	The competitive environment and impact of technological change.
-	Other factors we discuss under the heading “Risk Factors.”

We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances, except as may be required under applicable securities laws.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Avensys Corporation operates two divisions, through its wholly owned subsidiary Avensys Inc.:

•
Avensys Technologies designs, manufactures, distributes, and markets high reliability optical components and modules as well as FBGs for the telecom market and high power devices and sub-assemblies for the industrial market.

•
Avensys Solutions, the other division of Avensys, is an industry leader in providing instrumentation and integrated solutions for the monitoring of industrial processes and environmental surveillance applications for air, water and soil in the Canadian marketplace.

Corporate History

Avensys Corporation (sometimes referred to as “we,” “our,” “us,” or the “Company”), was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited and maintains its principal executive offices at 400 Montpellier Blvd., Montreal, Quebec, Canada, H4N 2G7.

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

In December 2007, we changed our company name to Avensys Corporation, to accurately reflect the Company’s decision to focus its strategic efforts on furthering the advancement of its flagship subsidiary, Avensys Inc. As a result, the new trading symbol on the OTC Bulletin Board (OTC-BB) became "AVNY."

Recent Developments

Acquisition of the Assets of Willer Engineering Limited:

On March 31, 2008, Avensys Corporation and its wholly owned subsidiary, Avensys Inc., entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire substantially all of the operating assets of Willer Engineering Limited (“Willer”). The total purchase price paid, including contingent consideration, for the operating assets pursuant to the Purchase Agreement is CAD $705,000, subject to adjustments based namely on performance targets. The acquisition expands Avensys Solutions’ service offerings, establishing the Company as a strong presence with the ability to expand product lines beyond its current capabilities, especially in the Canadian markets, where there is strong demand. Willer’s services include professional instrumentation solutions as well as products and services to the industrial industry in the Eastern region of Canada.

Departure of CFO and Corporate Secretary of Avensys Corporation’s Board of Directors:

On April 17, 2008, Mr. Tony Giuliano left the employment of the Company and resigned as its Chief Financial Officer and Corporate Secretary, effective as of the same date. Mr. Giuliano had served as Chief Financial Officer of the Company since October 20, 2006.

Appointment of CFO and Corporate Secretary of Avensys Corporation:

On April 17, 2008, Mr. André Maréchal, Vice-President of Finance and Administration of Avensys Inc., a wholly owned subsidiary of the Company, was appointed Chief Financial Officer of the Company. On May 8, 2008, he was also appointed as the Company’s Corporate Secretary.

Departure of Director of Avensys Corporation:

On June 10, 2008, John Simons retired as Chairman and a director of the Board of Directors of Avensys Corporation. There was no disagreement or dispute between Mr. Simons and the Company which led to his retirement. The Board of Directors accepted his retirement and appointed Jos Wintermans, a director of the Company since November 2005 and Chair of the Compensation Committee, to replace Mr. Simons as Chairman of the Board.

Appointment of Director of Avensys Corporation:

On June 27, 2008, the Board of Directors appointed Mr. Jean-Marc Fortier as non-executive Director of the Board of Directors to fill the vacancy created by Mr. John Simons’ resignation. On July 3, 2008, Mr. Fortier accepted the terms of his appointment.

Termination of License Agreement between C-Chip Technologies North America and iMetrik

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

Amendment of ITF Preferred Shareholder Agreement

As part of the acquisition of ITF Optical Technologies Inc. (Note 13 of consolidated financial statements), the Company entered into a shareholder agreement which stipulated that, between April 1, 2009 and October 1, 2009, each ITF Preferred Shareholder shall have an option to (i) sell their shares in ITF Labs’ ownership to AVI for its proportionate share of CAD $2,000,000 to be paid in cash, or (ii) exchange their shares in ITF Labs’ ownership for 3,826,531 freely tradable shares of Company common shares at a reference per share price of $0.342; the equivalent of CAD $1,500,000 (the “put option”).

On September 11, 2008, the Company and the ITF Preferred Shareholders amended the agreement described above as follows:

•
The date permitting the exercise of the put option by the ITF Preferred Shareholders is postponed by 18 months from April 1, 2009 to October 1, 2010. The date at which the put option expires has also been postponed from October 1, 2009 to December 31, 2010.

•
AVI will pay interest at 10% annually from April 1, 2009 until the date of exercise of the put option on each ITF Preferred Shareholder’s proportional share of the consideration, should they choose to exercise their option.

•
Avensys Inc. will also raise the total amount of the share consideration from CAD $1,500,000 to CAD $2,000,000 and will reduce the reference price from $0.342 to $0.11, should the Preferred Holders choose to exercise the put option for their proportionate amount of common shares of the Company.

Technologies and Solutions

Our Avensys Inc. subsidiary offers the following technologies and solutions: Optical Components and Modules, Environment Monitoring.

Optical Components & Modules

Optical components and modules, provided by the Avensys Technologies’ division of our Avensys subsidiary, represent the most significant source of growth within Avensys and generated about 60% of Avensys Inc. revenues in fiscal year 2008.

The optical components that we manufacture are based on two main technologies:

•	Fiber Bragg Grating
•	Optical coupling

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

The products that we have developed are targeted towards three main markets:

•	Telecommunications. The majority of our optical components are destined to the telecommunications market. After a few difficult years, this market sustained healthy growth in fiscal year 2008.
•
Fiber Laser. Fiber laser is a relatively new market that is rapidly growing. Over the next few years, we believe that a significant portion of conventional lasers will be replaced by fiber lasers. This technology is mainly geared towards industrial, aerospace and military sectors.

•
Optical Sensors. Although the optical sensing market has existed for over ten years, it is still in its early stages of growth. This technology is mainly geared towards the aerospace sector, oil and gas industries, and industrial, medical and civil engineering.

Our distribution for optical components follows both a direct distribution model and partnerships with local distributors in certain areas of the world, notably Asia and Europe. Our revenue streams are split almost evenly between North America, Europe, and Asia.

Environmental and Industrial Process Monitoring

Avensys Solutions, the other division of Avensys Inc., is an industry leader in providing instrumentation and integrated solutions for the monitoring of industrial processes and environmental surveillance applications for air, water and soil in the Canadian marketplace. It has sales offices in Dartmouth, Montreal, Toronto, Sarnia, Calgary, and Vancouver. Our Montreal and Toronto offices also include integration engineers and technicians involved in initial installations, customer training and ongoing maintenance and calibration contracts. We also have service partners allowing us to efficiently service other areas.

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

With a well established base of over 1000 accounts, a solid reputation and more than 30 years of experience as a distributor of leading manufacturers from around the world, this division has evolved significantly over the last 3 years and has become successful at providing value-added services including engineering, commissioning, and maintenance & calibration services. It has developed a distinctive expertise in providing turn-key solutions aimed at monitoring environmental contaminants in air, water and soil, and in achieving growth rates beyond industry average while addressing the needs of both governments and Canadian industries.

With the recent acquisition of Willer Engineering in the third fiscal quarter, Avensys Solutions has expanded its scope, further increasing its presence by moving into the monitoring of the processes leading to the need for environmental monitoring. The combination of Willer Engineering's know-how in the industrial process industry, a more comprehensive product portfolio and the strength of Avensys' environmental monitoring solutions results in a stronger organization, one which can "wrap up" all instrumentation technologies into a complete, integrated solution.

We believe that our society's growing concern for the environment and the increased attention it is getting from our governments, combined with our industries’ need to fine-tune processes to achieve sustainable growth, will create significant growth opportunities. Our focus on integrated monitoring solutions which can address both process optimization and environmental compliance positions Avensys Solutions at the forefront of this trend.

Warranties

Avensys’ warranty policy for manufactured products varies between three (3) months and five (5) years, depending on the product and the customer.

Insurance

Avensys currently maintains an insurance coverage of USD$5,000,000 for its Directors and Officers. Avensys maintains an insurance coverage of CAD$2,469,000 for its inventory, CAD$43,938,000 for its fixed assets, and CAD$5,000,000 for general liability.

Government Regulation

Manufactured products are subject to various industry and government certifications, all of which need to be obtained before commercial launch.

Employees

As of October 17, 2008, we have one hundred and ninety three (193) employees; 193 (Avensys including ITF Labs), 0 (Avensys Corporation) employees. Of the 193 employees at Avensys and ITF Labs, 160 are Avensys employees, and 33 are ITF Labs employees. Our employees are not unionized. We believe relationships with our employees and consultants are good.

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

RISKS ASSOCIATED WITH OUR BUSINESS:

There exists doubt about our ability to continue as a going concern

Our financial statements for the year ended June 30, 2008 disclose that there exists substantial doubt that the company will be able to continue as a going concern. The inclusion of this note in the financial statements underscores the fact that the company needs to either raise additional financing or become profitable in the short-term in order to continue operations. As further discussed below, if the company is not able to achieve its objectives or raise additional capital, it may be forced to suspend or cease operations.

We have experienced a history of losses

Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop our technologies, and from associated marketing and administrative costs. On June 30, 2008 we had a working capital surplus of $700,504 and an accumulated deficit of $32,406,073.

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

-	if we default under any of our existing indebtedness or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

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

We may seek to grow our business through acquisitions of similar businesses. Such acquisitions present risks that could materially adversely affect our business and financial performance, including:

-	the diversion of our management's attention from our everyday business activities;

-	the assimilation of the operations and personnel of the acquired business;

-	the contingent and latent risks associated with the past operations of, and other unanticipated problem arising in, the acquired business; and

-	the need to expand management, administration, and operational systems.

If we make such acquisitions we cannot predict whether:

-	we will be able to successfully integrate the operations of any new businesses into our business;

-	we will realize any anticipated benefits of completed acquisitions; or

-	there will be substantial unanticipated costs associated with acquisitions.

In addition, future acquisitions by us may result in:

-	potentially dilutive issuances of our equity securities;

-	the incurrence of additional debt; and

-	the recognition of significant charges for depreciation and amortization related to goodwill and other intangible assets.

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

- adequate liability insurance will continue to be available in the future; or

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

We have suppliers that are located outside Canada and the U.S. The functional currency of our operating subsidiary is the Canadian dollar and we report our results in U.S. dollars. Fluctuations in the value of Canadian and U.S. dollars are difficult to predict and can cause us to incur currency exchange costs. Although, we cannot predict the effect of exchange rate fluctuations on our future operating results any material changes could cause our operating results to be materially adversely affected.

RISKS ASSOCIATED WITH OUR COMMON STOCK:

The market of our common stock is limited.

The market for our common stock being limited, you may not be able to resell your shares of common stock. There is currently only a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "AVNY." Trading volume of OTC Bulletin Board stocks has been historically lower and more volatile than stocks traded on an exchange. As a result, you may not be able to resell your securities in open market transactions.

Sales of substantial amounts of our common stock could cause our stock price to fall.

As of October 17, 2008, 99,086,152 shares of our common stock were outstanding, 91,864,886 of which were freely tradable and 7,221,266 of which were restricted as a result of securities laws. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities. The terms on which we could obtain additional capital during the life of the options and warrants may be adversely affected, and it should be expected that the holders of the options and warrants would exercise or convert them at a time when we would be able to obtain equity capital on terms more favorable than those provided for by such convertible securities. As a result, any issuance of additional shares of common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market price of our common stock.

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

As of October 17, 2008 we had 99,086,152 shares of common stock issued and outstanding. There exist warrants to purchase 44,125,399 shares of common stock at an exercise price ranging between $0.00001 and $0.70. The sale of these shares may adversely affect the market price of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and we will be required to provide a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 3. DESCRIPTION OF PROPERTIES

The main office of Avensys Corporation and our wholly owned subsidiary, Avensys Inc., is located at 400 Montpellier, Montreal, Quebec, Canada. The base monthly rent for the current premises is approximately CAD $27,368. This lease expires on January 31, 2010 with an option to renew for an additional 5 years until January 31, 2015. Avensys Inc. also maintains warehousing facilities located at 247 Boulevard Thibeau, Cap-de-la-Madeleine, Quebec, Canada. They currently lease approximately 6,500 square feet and the base rent for the current premises is approximately CAD $3,346 per month inclusive of taxes, and is subject to annual increases equivalent to the increase in the CPI.

Avensys Solutions also has four field offices in Canada. They currently lease approximately 3,615 square feet at 422 Consumers Road Toronto, Ontario, Canada. The office is used for sales personnel, service technicians, and administrative staff as well as warehousing and shipping. The base rent for the current premises is approximately CAD $3,809 per month and is subject to annual increases equivalent to the increase in the Consumer Price Index ("CPI"). This lease expires on December 31, 2009. They also currently lease approximately 400 square feet for a sales office at 5810-2nd Street S.W., Calgary, Alberta, Canada. The base rent for the current premises is approximately CAD $1,232 per month inclusive of taxes, and is subject to annual increases equivalent to the increase in the CPI. This lease expires on March 31, 2011. Avensys Solutions rents two additional small field offices. They currently lease 900 square feet in Sarnia, Ontario, Canada for a base monthly rent of approximately CAD $993. They also lease 522 square feet in Dartmouth, Nova Scotia, Canada for a base monthly rent of CAD $688. The Dartmouth, Nova Scotia field office lease expires on September 30, 2011.

ITEM 4. LEGAL PROCEEDINGS

In the course of normal business, the Company may be subject to the threat of litigation, claims and assessments. Management believes that unfavorable decisions in any pending procedures or threat of procedures or any amount it might be required to pay might have a material adverse impact on our financial condition.

1. Labor Law Litigation
On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $268,027 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

Avensys is not a party to any other pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Avensys’ business.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 6.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "AVNY." Our shares began trading on July 2, 2001. The following table sets forth the closing high and low prices of the common stock. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Fiscal Quarter	Highest Closing Price	Lowest ClosingPrice
2009
7-01-08 – 9-30-08*	0.08	0.05

2008
04-01-08 - 06-30-08	0.09	0.07
01-01-08 - 03-31-08	0.09	0.07
10-01-07 - 12-31-07	0.10	0.07
07-01-07 - 09-30-07	0.12	0.08

2007
04-01-07 - 06-30-07	0.10	0.06
01-01-07 - 03-31-07	0.22	0.11
10-01-06 - 12-31-06	0.26	0.19
07-01-06 - 09-30-06	0.35	0.23

* through September 30, 2008

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

Issuance and Cancellation of Common Shares

At June 30, 2008, the Company had authority to issue 500,000,000 shares of common stock. The Company had 99,036,152 and 93,437,654 of common shares outstanding at June 30, 2008 and 2007, respectively.

For the year ended June 30, 2008:

a)
In February 2008, the Company issued 462,035 common shares upon the resolution of a contingency in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc. in April 2006.

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

b)
In February 2008, the Company issued 1,477,273 registered common shares, representing $162,500 in placement agent fees, in connection with the Senior Secured Original Issue Discount Convertible Debenture described in Note 15(b)

c)	In the quarter ended September 30, 2007, the Company issued 649,955 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

d)	In August 2007, pursuant to the cashless exercise of warrants described in Note 13(b) and other warrants exercised on a cashless basis, the Company issued 2,759,235 common shares.

e)	In August 2007, the Company issued 250,000 registered common shares as compensation for legal services.

For the fiscal year ended June 30, 2007:

a)	In April, May and June 2007, the Company issued 10,191,394 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In April 2007, pursuant to the conversion of the unsecured convertible debentures, the Company issued 1,654,394 common shares.

c)	In February and March 2007, the Company issued 2,258,959 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

d)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

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

As of October 17, 2008, stock options to purchase 18,953,489 shares had been granted of which 5,973,686 options had been exercised, 2,590,530 had been forfeited and 10,286,773 are outstanding. As at October 17, 2008, we have 3,739,541 stock options available for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	$0.00	-

Equity compensation plans not approved by securities holders	10,286,773	$0.35	3,739,541

Total	10,286,773	$0.35	3,739,541

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the years ended June 30, 2008 and 2007 as included in this Form 10-K.

With respect to forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations see Part I initial paragraph concerning “forward-looking statements”.

CORPORATE OVERVIEW

Avensys Corporation operates two divisions, through its wholly owned subsidiary Avensys Inc.:

Avensys Technologies designs, manufactures, distributes, and markets high reliability optical components and modules as well as FBGs for the telecom market and high power devices and sub-assemblies for the industrial market.

Avensys Solutions, the other division of Avensys, is an industry leader in providing instrumentation and integrated solutions for the monitoring of industrial processes and environmental surveillance applications for air, water and soil in the Canadian marketplace.

For the twelve month period ended June 30, 2008, Avensys revenues were a record $21.6 million, compared to $16.6 million for the same period in the previous year – an increase of 30.3% year on year. The loss from operations for the twelve month period ended June 30, 2008 was $2.8 million compared to $2.4 million for the previous year.

Our gross margin for the year ended June 30, 2008 of 36.6% remained substantially the same as it was for the previous 12 month period – 36.8%.

Net cash used in operating activities during the year totaled $635,000, as compared with net cash used of $2.5 million in the previous year.

Net loss for the year ended June 30, 2008 was $3.1 million compared with $2.4 million for last year. The increase in net loss can be primarily attributed to the cost of severance paid to departed executives and by the very high cost of compliance with Sarbanes Oxley during the year. Compliance with SOX 404 in particular cost the Company dearly, both in terms of external consulting fees and in terms of the amount of staff time required, and time not spent on operations.

The Avensys Technologies division generated revenues of $14.5 million for the twelve months, an increase of 32.4% over the same period a year ago. The main drivers of growth were our undersea telecom products, our DPSK demodulators, Fiber Bragg Gratings and fiber laser combiners. Gross margins were steady year on year showing 36.2% in fiscal 2008 and 36.3% in fiscal 2007.

Revenues at Avensys Solutions division of $7.1 million showed a growth of 26.3% for the twelve month period. Of the $7.1 million in revenues, $1.4 million was generated in the fourth quarter by Willer Engineering, whose assets we purchased at the end of March 2008. Gross margins in fiscal 2008 were 37.3% and in fiscal 2007 37.8%.

For the three month period ended June 30, 2008, Avensys’ revenues increased to $6.9 million, as compared to $5.4 million for the same period last year, an increase of 28.9%. Avensys’ operating loss for the three month period was $$774,339, compared to an operating loss of $561,203 for the three month period ended June 30, 2007.

The gross margin of $2.6 million for the three month period ended June 30, 2008 was 37.2% of our consolidated revenues compared to $2.3 million and 43.3%, respectively, for the same period the previous year. The reduction in the gross margin over the previous year occurred because of substantial increases in sales of lower margin products at the Avensys Tech division.

Net cash generated by operating activities during the three month period ended June 30, 2008 totaled $528,000, as compared with net cash generated of approximately $243,000 for the same period last year.

Net loss for the three month period ended June 30, 2008 has decreased to approximately $285,000 compared with $712,000 for the same period last year.

On March 31, 2008, Avensys entered into an Asset Purchase Agreement (the "Purchase Agreement") to acquire the operating assets of Willer Engineering Limited (“Willer”). The purchase price to be paid for the operating assets pursuant to the Purchase Agreement is CAD $705,000, subject to adjustments. The purchase price includes two CAD $200,000 payments to be made in 2009 and 2010 which are subject to adjustment contingent upon the performance of the Company. Accordingly, the Company did not record these contingent payments until their values will be established after the release of the fiscal year 2009 and 2010 financial results. The acquisition expands Avensys Solutions’ service offerings, establishing the division as a strong presence with the ability to expand product lines beyond its current capabilities, especially in the Canadian markets, where there is strong demand. Willer’s services include professional instrumentation solutions as well as products and services to the industrial industry in the Eastern region of Canada. Revenues and results for Willer are included in the Avensys Solutions results effective April 1, 2008.

On February 6, 2008, the Technology License Agreement between our subsidiary C-Chip Technologies (North America) and its business partner iMetrik Inc. was terminated. Subsequent to December 31, 2007, no further royalties are payable to C-Chip and the outstanding balance of the C-Chip loan from iMetrik was forgiven as of the same date. As a result, we recognized a gain of $351,059 during the third quarter, on the forgiveness of the loan. This amount represented the outstanding balance of the loan at December 31, 2007. As part of the termination of the Technology License Agreement, iMetrik will continue to assume responsibility for the manufacturing costs, sales and other incidental costs related to the production and marketing of the devices sold in the sub-prime used vehicle market. In terminating the Technology License Agreement, the Company ceased to operate C-Chip, and ceased to derive any cash flows from C-Chip activities which, starting in the third quarter of fiscal 2008, were classified as discontinued operations.

For fiscal year 2009, our primary objective is to continue to grow revenues, and to generate positive cash flow. We will be seeking complementary product lines, which will provide us with access to new markets and/or economies of scales. We are also continuously seeking to improve our manufacturing process, decrease costs and improve our margins.

OVERVIEW OF AVENSYS SUBSIDIARY

Avensys Corporation acquired Avensys Inc. in February 2005. Avensys Inc. operates two divisions, Avensys Tech and Avensys Solutions. Avensys Tech produces optical components and modules for the telecom, fiber laser and optical sensor markets. Avensys Solutions distributes and integrates environmental monitoring solutions and instrumentation in the Canadian marketplace.

Our Avensys Inc. revenues for the three months ended June 30, 2008 were $6.9 million, as compared to $5.4 million for the same period last year. Revenues for the three month period were 28.8% ahead of the same period last year. Our Avensys Inc. revenues for the year ended June 30, 2008 were $21.6 million, as compared to $16.6 million in the previous year. Revenues for the year were 30.3% ahead of the previous year.

Avensys Tech Division of Avensys

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe to the telecommunications, fiber laser, and sensors industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, the growing fiber laser market, and, the fiber sensor market.

The acquisition of the assets of ITF Optical Technologies has contributed to solidifying our position in the optical component market. We occupy a dominant position for some of the components that we are offering and intend to occupy an even more important market space in the future through both organic growth and mergers & acquisitions.

The successful integration of Avensys’ acquisition of ITF Optical Technologies has enabled Avensys Tech to concentrate on organic revenue growth namely,

1-	Increase direct and indirect distribution channels

2-	Improve operational efficiencies and increase margins

3-	Introduce new complementary products to our customers

The market for fiber optics components continues to experience solid growth. The telecom segment represents about 75% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 25% of optical sales. Undersea telecom components, DPSK demodulators (“Differential Phase Shift Keying”) as well as our traditional terrestrial telecom components and fiber laser components, developed by our R&D partner ITF labs, saw important growth. On this note, Avensys Tech has surpassed the mark of 42,614 Fiber Bragg Gratings (FBG) units shipped during the first quarter of fiscal 2009. This milestone was achieved through a steady growth in the monthly production of FBG’s and represents an increase of 199% compared to 14,268 units shipped during the same period last year.

Our DPSK product is now adopted by the telecom industry. Consequently, we expect substantial volume growth in the next years but also a pressure on cost reduction. To face this challenge ITF Labs, our R&D partner, undertook a major R&D project two years ago to design the new generation of our demodulators, the micro-DPSK. On February 20, 2008, ITF Labs announced the R&D completion of its micro-DPSK. This device is designed small enough to be incorporated into the industry standard 300-pin Multi-Source Agreement (MSA) compliant transponder package, and will be available with bitrates for 40Gb/s DPSK and DQPSK with free-spectral-range from 20 GHz to 70GHz. The device has the lowest loss and highest extinction ratio on the market with an almost insignificant polarization dependency of less than 1% of free-spectral range. All dimensions of the device have been reduced, making this the thinnest, fastest tuning, lowest power consumption product available on the market which enables the integration of either DPSK or DQPSK formats into the MSA package.

Many Tier 1 and Tier 2 companies are currently developing their own platforms. So far, we have distributed demonstration micro-DPSKs and the reception is encouraging. We recently received a purchase order for 40 units for some beta productions. The majority of our customers are targeting to start their production in January 2009. Most of them expect to buy between 100 and 300 units in 2009. However, three of them are planning to buy more than 500 units in 2009.

Finally, the micro-DPSK design allows significant cost reduction and high manufacturing yield. ITF Labs anticipates transferring the production of its micro-DPSK to Avensys Tech in the second quarter of 2009.

Three major fiber laser providers have chosen to incorporate our technology into their product lines. Optical sensors remain part of our long term strategy, although the current growth of this market segment is still limited to the single digit range. Recently, our partner, ITF labs have won military contracts from different countries to build leading edge high power fiber laser components and systems.

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

The Avensys Solutions Division of Avensys Inc.

Avensys Solutions competes in the Canadian marketplace providing instrumentation and integrated systems capable of detecting and quantifying the presence of specific pollutants, gases and other components in ambient air, stack emissions, waste water, natural water sources and soil. It also addresses the monitoring needs of industrial processes for the purpose of surveillance and optimization.

The market for these solutions in Canada is quite mature, with specific areas growing faster due to increased regulation, pressures on reducing Greenhouse gas emissions and emerging opportunities associated with carbon credit trading. We continue to be firm believers in this exciting business segment that has allowed us, through its stability, to be a more solid organization.

We anticipate that this market will experience overall growth and consolidation as the private and public sectors recognize the value of sustainable development and environmentally responsible behavior. Consistent with our intentions to be active in the consolidation movement, on March 28, 2008, we completed the acquisition of the assets of Willer Engineering Limited (“Willer”) a privately held company which provided professional instrumentation solutions, products and service to the industrial, process and scientific markets in Eastern Canada for over 45 years. The Willer assets have being integrated into Avensys Solutions, pooling resources and complementary product lines and doubling our sales force. We have secured existing distribution agreements with most of the major Willer suppliers and we were successful in retaining key employees. We intend to maintain the additional office locations gained from this acquisition, in Sarnia and Atlantic Canada.

In March, we transferred our Western Office from White Rock, British Columbia to Calgary, Alberta where most of the growth is expected to come, and where local support will be more critical as we increase the percentage of our revenues coming from integrated solutions and maintenance contracts and as we increase our penetration into the industrial process market.

The portion of our revenues stemming from our traditional environmental business FY2008 have remained relatively stable despite the downward pressure on market prices resulting from the strength of the Canadian dollar. Overall, Avensys Solutions revenues have grown by 26.3% over FY2007, a significant portion of this growth being attributable to the acquisition of Willer Engineering’s assets.

Results of Operations for the three and twelve month periods ended June 30, 2008 compared to the three and twelve month periods ended June 30, 2007

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Revenue	6,943,859	5,389,262	1,554,597	28.8%
Cost of Revenue	4,361,799	3,056,974	1,304,825	42.7%
Gross margin	2,582,060	2,332,288	249,772	10.7%
Gross Margin as % of Revenue	37.2%	43.3%

Operating expenses
Depreciation and amortization	257,790	301,981	(44,191)	-14.6%
Selling, general and administration	2,427,500	2,166,435	261,065	12.1%
Research and development	671,109	425,075	246,034	57.9%
Total Operating expenses	3,356,399	2,893,491	462,908	16.0%

Operating loss	(774,339)	(561,203)	(213,136)	38.0%

Other income (expenses)	258,254	(532,823)	791,077	-148.5%
Income tax benefits - refundable tax credits	255,474	360,677	(105,203)	-29.2%
Non-Controlling interest	419	3,877	(3,458)	-89.2%
Results of discontinued operations	(24,876)	17,220	(42,096)	-244.5%
Net loss for the period	(285,068)	(712,252)	427,184	-60.0%

Foreign currency translation adjustments	(26,267)	416,000	(442,267)	-106.3%
Comprehensive (loss) income	(311,335)	(296,252)	(15,083)	5.1%

	Fiscal Year Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Revenue	21,603,082	16,576,124	5,026,958	30.3%
Cost of Revenue	13,697,851	10,473,196	3,224,655	30.8%
Gross margin	7,905,231	6,102,928	1,802,303	29.5%
Gross Margin as % of Revenue	36.6%	36.8%

Operating expenses
Depreciation and amortization	970,107	851,318	118,789	14.0%
Selling, general and administration	7,213,485	6,041,371	1,172,114	19.4%
Research and development	2,476,823	1,571,572	905,251	57.6%
Total Operating expenses	10,660,415	8,464,261	2,196,154	25.9%

Operating loss	(2,755,184)	(2,361,333)	(393,851)	16.7%

Other income (expenses)	(2,096,738)	(1,285,217)	(811,521)	63.1%
Income tax benefits - refundable tax credits	1,124,819	1,217,948	(93,129)	-7.6%
Non-Controlling interest	206	1,890	(1,684)	-89.1%
Results of discontinued operations	606,374	55,958	550,416	983.6%
Net loss for the period	(3,120,523)	(2,370,754)	(749,769)	-31.6%

Foreign currency translation adjustments	548,384	592,730	(44,346)	-7.5%
Comprehensive loss	(2,572,139)	(1,778,024)	(794,115)	-44.7%

Revenue

Sales from the Avensys Tech and Avensys Solutions divisions of Avensys Inc., for the three and twelve month periods ended June 30, 2008, account for 100% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended June 30,
		% of		% of
	2008	Revenue	2007	Revenue	Change	Change
	$		$		$	%
Avensys Tech	3,949,552	57%	3,777,318	70%	172,234	4.6%
Avensys Solutions	2,994,307	43%	1,611,944	30%	1,382,363	85.8%
Revenue	6,943,859		5,389,262		1,554,597	28.8%

	Fiscal Year Ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	14,533,370	67%	10,977,252	66%	3,556,118	32.4%
Avensys Solutions	7,069,712	33%	5,598,872	34%	1,470,840	26.3%
Revenue	21,603,082		16,576,124		5,026,958	30.3%

Our revenues for the three and twelve month periods ended June 30, 2008 increased by 28.8% and 30.3%, respectively, over the same periods in the previous year. The twelve month increase is primarily due to the Willer acquisition and our Avensys Tech operating division, whose sales increased for the twelve month period ended June 30, 2008 by 32.4%. Avensys Tech maintained its strong internal growth by the continued expansion and diversification of its product lines, and the addition of new customers.

The 85.8% and 26.3% growth in revenues at Avensys Solutions for the three and twelve month periods, respectively, is primarily due to the Willer transaction. The Willer transaction is responsible for approximately $1,355,000 in revenues for Avensys Solutions during the three and twelve month periods ended June 30, 2008. Excluding the effects of the Willer transaction, Avensys Solutions recorded a 1.7% and 2.1% growth in revenues for the three and twelve month periods ended June 30, 2008.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 62.8% and 63.4% for the three and twelve month periods ended June 30, 2008 compared with 56.7% and 63.2% for the same periods in the previous year. Gross margin, relative to revenues, for the three month period ended June 30, 2008 decreased as a result of decreasing margins at Avensys Tech.

Gross margins for the Avensys Tech division were 38.3% and 36.2%, respectively, for the three and twelve month periods ended June 30, 2008 compared with 44.5% and 36.3%, respectively, for the same periods in the previous year. Gross margins for the Avensys Solutions division were 35.8% and 37.3%, respectively, for the three and twelve month periods ended June 30, 2008 compared with 40.4% and 37.8%, respectively, for the same periods in the previous year.

Avensys Tech saw increases in the costs of production, for three months ended June 30, 2008, due to significantly increased sales of lower margin products, the training of additional production staff, and the negative effects of a weaker U.S. dollar, as compared to the Canadian dollar. The average rate of the U.S. Dollar for the three and twelve month periods ended June 30, 2008 was $0.9901 and $0.9898, respectively, compared to $0.9104 and $0.8828, respectively, for the three and twelve month periods ended June 30, 2007.

Avensys Solutions gross margins for the year ended June 30, 2008 were unchanged primarily due to the beneficial effects of a weaker U.S. dollar. Avensys Solutions sales are primarily denominated in the Canadian dollar, while supplier purchases are denominated in the U.S. dollar.

Division Direct Contribution

Division direct contribution consists of division revenues less division direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which division managers have direct discretionary control, such as sales programs, customer support expenses, bank charges and bad debt write-offs. Changes in direct contribution for the Avensys Tech and Avensys Solutions divisions are outlined, as follows:

	Avensys Tech
	Year Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	14,533,370	10,977,252	3,556,118	32.4%

Cost of net revenues	9,265,185	6,988,429	2,276,756	32.6%
Marketing and sales expense	727,953	519,266	208,687	40.2%
General and administrative expense	1,118,049	831,867	286,182	34.4%
Research and development expense	2,476,823	1,571,572	905,251	57.6%
Depreciation and amortization expense	351,025	282,769	68,256	24.1%

Direct costs	13,939,035	10,193,904	3,745,132	36.7%

Direct contribution	594,335	783,349	(189,014)	-24.1%

Direct costs for the Avensys Tech division increased 36.7% for the year ended June 30, 2008, over the same period in the previous year, primarily due to increased marketing and sales and research and development expenses. Marketing and sales expenses saw a 40.2% increase during fiscal 2008 as a result of efforts to expand the geographic distribution of sales. Research and development programs have been increased 57.6% as a result of the expanded roster of research projects at ITF Labs related to the development of fiber laser components and micro-DPSKs.

	Avensys Solutions
	Year Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	7,069,712	5,598,872	1,470,840	26.3%

Cost of net revenues	4,432,666	3,484,767	947,900	27.2%
Marketing and sales expense	1,937,278	1,606,842	330,436	20.6%
General and administrative expense	948,749	455,479	493,270	108.3%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	57,527	22,440	35,087	156.4%

Direct costs	7,376,220	5,569,527	1,806,693	32.4%

Direct contribution	(306,508)	29,344	(335,852)	-1144.5%

Direct costs for the Avensys Solutions division increased 32.4% for the year ended June 30, 2008, over the same period in the previous year. The growth in direct costs is highlighted by an increase in general and administrative expenses associated with the administrative salaries from the Willer acquisition, increased training and recruiting costs, and increased rental expenses.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three and twelve month periods ended June 30, 2008 decreased by $44,191 and increased by $118,789, respectively, over the same periods in the previous year. Avensys continues to invest in production equipment to keep pace with the significant increases in revenues.

Selling General and Administrative expenses
Selling, general and administrative (“SG&A”) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three and twelve month periods ended June 30, 2008 increased by $261,065 and $1,172,114 respectively, compared to the same periods in the previous year. SG&A are composed of the following:

	Three Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	447,514	272,679	174,835	64.1%
Marketing and Sales	185,232	168,544	16,688	9.9%
Payroll and related expenses	1,413,928	1,282,263	131,665	10.3%
Professional fees	312,670	174,404	138,266	79.3%
Stock based compensation	46,645	187,122	(140,477)	-75.1%
Travel	19,905	27,035	(7,130)	-26.4%
Other	1,607	54,388	(52,781)	-97.0%
Selling, General and Administrative Expenses	$2,427,501	$2,166,435	$261,066	12.1%

	Fiscal Year Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	989,218	676,821	312,397	46.2%
Marketing and Sales	729,269	599,900	129,369	21.6%
Payroll and related expenses	4,139,955	3,387,393	752,562	22.2%
Professional fees	991,123	560,304	430,819	76.9%
Stock based compensation	249,479	453,206	(203,727)	-45.0%
Travel	95,891	84,544	11,347	13.4%
Other	18,550	279,203	(260,653)	-93.4%
Selling, General and Administrative Expenses	$7,213,485	$6,041,371	$1,172,114	19.4%

General and administrative expenses for the three and twelve month periods ended June 30, 2008 increased compared with the same periods in the previous year primarily due to the cost of severance paid to departed executives and the cost of compliance with the Sarbanes Oxley Act during the year.

Marketing and sales expenses for the three and twelve month periods ended June 30, 2008 increased compared to the same periods in the previous year. The increases for the three and twelve month periods are primarily due to the growth in the Company’s operations, because of increased sales.

Payroll expenses for the three and twelve month periods ended June 30, 2008 increased compared with the same periods in the previous year due to the growth in the operations of Avensys Inc, because of increased sales.

Professional fees for the three and twelve month periods ended June 30, 2008 increased by 79.3% and 76.9%, respectively, compared with the same periods in the previous years. The increases for the three and twelve month periods are primarily attributable to legal fees in connection with the Senior Secured Original Issue Discount financing and the Willer transaction, as well as added consulting fees.

Research and Development

For the three and twelve months ended June 30, 2008, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and twelve month periods ended June 30, 2008, increased by $246,034 and $905,251 compared with the same periods in the previous year. The three and twelve month periods increase is primarily attributable to the expanded roster of research and development projects at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three and twelve month periods ended June 30, 2008, was $46,645 and $249,479, respectively, compared to $187,122 and $453,206, respectively, for the same periods in the previous year. Stock based compensation for the twelve month period ended June 30, 2008 includes the severance amount for the former President of Avensys Inc of $64,684. The decreases in stock based compensation expenses are primarily attributed to the decrease in calculated fair values of employee stock options issued during the year ended June 30, 2008. The fair value of the employee stock options is determined using the Black-Scholes Model.

Intangible asset impairment

There is no intangible assets impairment charge recorded for the year ended June 30, 2008.

Goodwill impairment

During the fourth quarter of Fiscal 2008, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys Tech and Avensys Solutions reporting units against their carrying amounts, including the goodwill. Measurement of the fair value was based on the reporting units’ present value of expected future cash flows. As the estimated fair value exceeded the carrying amount, Management determined that there was no adjustment necessary to the reporting units’ underlying assets and liabilities and the goodwill recorded.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	(76)	41,661	(41,737)	-100.2%
Loss on redemption of convertible debentures	-	-	-	-
Interest expense, net	(150,180)	(234,750)	84,570	-36.0%
Debentures and preferred shares accretion	(286,031)	(438,888)	152,857	-34.8%
Change in fair value of derivative financial instruments	694,541	99,154	595,387	600.5%
Other income (expenses)	$258,254	$(532,823)	$791,077	-148.5%

	Twelve Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	57,288	172,269	(114,981)	-66.7%
Loss on redemption of convertible debentures	(1,422,577)	-	(1,422,577)	N/A
Interest expense, net	(702,338)	(798,856)	96,518	-12.1%
Debentures and preferred shares accretion	(965,429)	(2,420,791)	1,455,362	-60.1%
Change in fair value of derivative financial instruments	936,318	1,762,161	(825,843)	-46.9%
Other income (expenses)	$(2,096,738)	$(1,285,217)	$(811,521)	63.1%

Other expenses for the three and twelve month periods are heavily affected by changes in the fair value of derivative financial instruments and the loss on redemption of convertible debentures. Also, there was a significant reduction in debenture and preferred shares accretion for the twelve month period of $1,455,362:

	Three Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Series A Notes accretion	-	-	-	0.0%
Series B Notes & Series B OID Notes accretion	167,367	358,082	(190,715)	-53.3%
Preferred shares accretion	118,664	80,806	37,858	46.9%
Debentures and preferred shares accretion	$286,031	$438,888	$(152,857)	-34.8%

	Twelve Months Ended June 30,
	2008	2007	Change	Change
	$	$	$	%
Series A Notes accretion	-	1,025,613	(1,025,613)	-100.0%
Series B Notes & Series B OID Notes accretion	583,066	1,135,302	(552,236)	-48.6%
Preferred shares accretion	382,363	259,876	122,487	47.1%
Debentures and preferred shares accretion	$965,429	$2,420,791	$(1,455,362)	-60.1%

Refundable Tax Credits

Refundable tax credits for the three and twelve month periods ended June 30, 2008, decreased by $105,203 and $93,129, respectively, compared with the same periods in 2007. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three and twelve month periods ended June 30, 2008 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the years ended June 30, 2008 and 2007 were positively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2006. As a result of these revisions, which relate to new information obtained following the taxation authorities’ reviews, the investment tax credit recoveries of the years ended June 30, 2008 and 2007 were increased by $103,872 and $475,193, respectively. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the year ended June 30, 2008 includes only such tax credits, arising from research and development activities.

Net Loss

Our net loss for the three month period ended June 30, 2008 of $285,068 represents a decrease in net loss of $427,184 compared to the net loss of $712,252 for the same period in 2007. Our net loss for the twelve month period ended June 30, 2008 of $3,120,523, represents an increase in net loss of $749,769 compared to the net loss of $2,370,754 for the same period in the previous year. These changes, however, were affected by the addition of derivative financial instruments to our balance sheet and the loss of $1,422,577 on redemption of Series B and Series OID Notes in August 2007.

Financial Condition, Liquidity and Capital Resources

As discussed in Note 1 to the financial statements the Company’s operating subsidiary, Avensys Inc., maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at June 30, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility and Senior Secured Convertible Debenture. Subsequent to year-end, the Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. Avensys Inc. is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its growing operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at June 30, 2008. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

During the first quarter of fiscal 2009, as described in Note 22 to the financial statements, the Company amended an agreement with the former shareholders of ITF Optical Technologies. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 between April and October 2009.

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys have been supported primarily from revenue from the sales of its products and services.

As at June 30, 2008, net working capital increased to $700,503, compared to net working capital of $596,800 at June 30, 2007. Included in these figures for net working capital:

	June 30,
	2008	2007	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	369,396	481,023	(111,627)	-23%
Receivables	7,045,825	4,906,536	2,139,289	44%
Inventory	2,178,686	1,478,835	699,851	47%
Other current assets	243,409	480,328	(236,919)	-49%
Current assets	9,837,316	7,346,722	2,490,594	34%

Accounts payable and accrued liabilities	6,361,379	3,938,188	2,423,191	62%
Loans payable	2,554,371	440,310	2,114,061	480%
Other current liabilities	221,063	2,371,423	(2,150,360)	-91%
Current Liabilities	9,136,813	6,749,921	2,386,892	35%

Net working capital	700,503	596,801	103,702	17%

During the three month period ended June 30, 2008, the Company, having produced a net loss of $285,068, generated $470,428 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $93,672 of cash to fund Operating Activities from continuing operations. During the three month period ended June 30, 2007, the Company, having produced a net loss of $712,252, generated $593,030 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $39,750 of cash to fund Operating Activities from continuing operations.

An analysis of the three month periods is as follows:

	Three Months Ended June 30,
	2008	2007	Change
	$	$	$
Net (loss) income	(285,068)	(712,252)	427,184
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	191,396	752,002	(560,606)
	(93,672)	39,750	(133,422)
Change in accounts receivable and other receivables	(556,493)	(395,051)	(161,442)
Change in accounts payable and accrued liabilities	1,176,799	823,669	353,130
Change in other current assets and current liabilities	(56,206)	124,662	(180,868)
Net cash generated by (used in) operating activities from continuing operations	$470,428	$593,030	(122,602)

During the twelve month period ended June 30, 2008, the Company, having produced a net loss of $3,120,523 used $1,026.474 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $402,244, of cash to fund Operating Activities from continuing operations. During the twelve month period ended June 30, 2007, the Company, having produced a net loss of $2,370,754 used $2,271,031 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $68,725 of cash to fund Operating Activities from continuing operations.

An analysis of the twelve month periods is as follows:

	Twelve Months Ended June 30,
	2008	2007	Change
	$	$	$
Net loss	(3,120,523)	(2,370,754)	(749,769)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	2,718,279	2,439,479	278,800
	(402,244)	68,725	(470,969)
Change in accounts receivable and other receivables	(1,268,813)	(1,717,764)	448,951
Change in accounts payable and accrued liabilities	1,087,289	(599,436)	1,686,725
Change in other current assets and current liabilities	(442,706)	(22,556)	(420,150)
Net cash generated by (used in) operating activities from continuing operations	$(1,026,474)	$(2,271,031)	1,244,557

During the three and twelve month periods ended June 30, 2008, we mainly financed our operations through the Senior Secured OID Convertible Debenture financing, the Senior Secured Working Capital Note and the cash flows generated by Avensys through the sales of products and services.

Selected Balance Sheet information:

	As of June 30,
	2008	2007
	$	$
Total Assets	21,340,474	18,193,489
Current Liabilities	9,136,813	6,749,921
Long-Term Liabilities	4,560,670	2,708,476
Non-Controlling Interest	7,677	23,193
Total Stockholder's Equity	7,635,314	8,711,899

The increase in total assets is attributable to increases in accounts receivable of $1,381,763, from $3,739,295 to $5,121,058, increases in inventories of $699,851, from $1,478,835 to $2,178,686, increases in net property and equipment of $ 210,242, from $2,279,973 to $2,490,215, and increases in goodwill of $527,992, from $4,116,872 to $4,644,864. The increase in current liabilities is mainly attributable to an increase in trade accounts payable of $2,423,191, from $3,938,188 to $6,361,379, and an increase in bank and other loans payable of $2,085,955, from $345,993 to $2,431,948, offset by a decrease in the current portion of convertible debentures of $1,568,519, from $1,568,519 to zero, and a decrease in the current liabilities of discontinued operations of $674,659, from $762,904 to $88,245. The increase in long-term liabilities is attributable to an increase in the balance of purchase price payable of $512,267, from $1,194,096 to $1,706,363, and an increase in derivative financial instruments of $1,299,033, from $64,510 to $1,363,543 due to the addition of the Convertible Note.

The changes in current assets, fixed assets, goodwill, and current liabilities are partly attributed to the acquisition of the assets of Willer Engineering Limited, which impacted the balance sheet of the Company as follows:

$
Accounts receivable	791,075
Inventories	258,051
Prepaid expenses and deposits	41,516
Property and equipment	96,610
Customer Relationships	203,982
Trade Names	112,778
Goodwill	343,485
Accounts payable and accrued liabilities	(1,381,436)
466,061

As of June 30, 2008, the Company had 99,036,152 issued and outstanding shares compared to 93,437,654 on June 30, 2007. The increase in common shares is mainly due to the issuance of 649,955 common shares in connection with the Series B Notes, the issuance of 2,759,235 common shares in connection with the cashless exercise of warrants, and the issuance of 1,477,273 common shares for placement agent fees in connection with the Senior Secured OID Convertible Debenture.
Stock options outstanding at June 30, 2008 totaled 10,036,773 at a weighted average exercise price of $0.35 and have a weighted average remaining contractual life of 4.05 years. Stock options outstanding at June 30, 2007 totaled 8,661,070 at a weighted average exercise price of $0.42 and had a weighted average remaining contractual life of 5.26 years.

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

In connection with the redemption of the Notes described in Note 15(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Original Issue Discount Senior Secured Convertible Note (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, with the balance of funds, $0.6 million, for the Company’s working capital purposes.

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

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favor of the holder of the Convertible Note, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Note contains events of default that would permit the Investor to demand repayment. At June 30, 2008, certain failed covenants with a financial institution triggered a cross-default clause within the Convertible Note. However, subsequent to year-end, the Company has obtained waivers with respect to the cross-default clause for the Working Senior Secured Convertible Debenture.

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

There have been no significant changes during the fiscal year 2008 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended June 30, 2008, except as noted below for stock-based compensation.

Stock-Based Compensation Expense

Effective July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment. SFAS 123(R) requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected lives. The Company has elected the modified prospective transition method for adopting FAS 123(R). Under this method, the provisions of FAS 123(R) apply to all stock-based awards granted or modified after the July 1, 2006 effective date. The unrecognized expense of awards not yet vested as of July 1, 2006, is also recognized as an expense in the calculation of net income.

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

This method also requires the recognition of deferred income tax benefits and a valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the future income tax assets will not be realized. The Company has incurred U.S. operating losses, as at June 30, 2008, of approximately $23.9 million from its inception which are available and which expire starting in 2022. The Company has incurred Canadian operating losses, as at June 30, 2008, of approximately $3.3 million from its inception which are available and which expire starting in 2015. For Canadian income tax purposes, the Company also has, as at June 30, 2008, approximately $3.7 million of Scientific Research and Experimental Development unclaimed expenses available indefinitely to reduce taxable income in future years. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. At July 1, 2007, the Company had $168,230 in unrecognized tax benefits which would favorably impact the Company’s effective tax rate if subsequently recognized. The amount of unrecognized tax benefits was $290,859 at June 30, 2008.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial jurisdictions. The Company is subject to Canadian and provincial income tax examination for fiscal years 2003 through 2007. The Company is subject to U.S. federal income tax examination by U.S. tax authorities for all taxation years since its inception.

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

c) Recent Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007. FASB Staff Position FAS 157-2 (FSP 157-2), deferred the effective date for non-financial assets of SFAS 157 to fiscal years beginning after November 15, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

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

In June 2007, FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to non-refundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. The Company is required to adopt EITF 07-3 effective July 1, 2008. As of June 30, 2008, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

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

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of additional information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 161 on its consolidated financial statements.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective July 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

In May 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP APB 14-1 effective July 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company has issued convertible debt instruments and is in the process of evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements.

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective July 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, does not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on its financial statements.

In June 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5,” to provide transition guidance for conforming changes made to the abstract for EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” relating to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company intends to adopt EITF Issue 08-4 effective June 30, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company is in the process of evaluating the impact that the adoption of the EITF Issue will have on its financial statements.

In June 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. EITF Issue 07-5 applies to (i) any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, for purposes of evaluating whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133, and (ii) any freestanding financial instruments that are potentially settled in an entity’s own stock, regardless of whether they have all the characteristics of a derivative in paragraphs 6-9 of Statement 133, for the purpose of determining whether those instruments are within the scope of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. The Company intends to adopt EITF Issue 07-5 effective January 1, 2009 and apply its provisions to its outstanding instruments as of that date. The cumulative effect of the change in accounting principle, if any, will be recognized as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has periodically issued financial instruments indexed to its own stock, in particular convertible debt and convertible preferred stock. The Company is in the process of evaluating the impact that the adoption of EITF Issue 07-5 will have on its financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Avensys Corporation (formerly Manaris Corporation)
Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

[LETTERHEAD OF RAYMOND CHABOT GRANT THORNTON LLP]

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Avensys Corporation

We have audited the accompanying consolidated balance sheets of Avensys Corporation (formerly Manaris Corporation) and its subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avensys Corporation and its subsidiaries as of June 30, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raymond Chabot Grant Thornton LLP

Chartered Accountants

Montreal, Canada
October 15, 2008

Avensys Corporation (formerly Manaris Corporation)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	June 30,
	2008	2007
	$	$
ASSETS
Current Assets

Cash and cash equivalents	369,396	481,023
Accounts receivable, net of allowance for doubtful accounts of $50,053 and $54,128, respectively	5,121,058	3,739,295
Other receivables (Note 9)	1,924,767	1,167,241
Inventories (Note 9)	2,178,686	1,478,835
Prepaid expenses and deposits	149,213	208,914
Restricted held-to-maturity security	-	93,861
Current assets of discontinued operations (Note 4)	94,196	177,553
Total Current Assets	9,837,316	7,346,722

Property and equipment, net (Note 6)	2,490,215	2,279,973
Intangible assets (Note 7)	3,879,086	3,967,213
Goodwill (Note 8)	4,644,864	4,116,872
Deferred financing costs	404,630	376,794
Deposits	84,363	105,915

Total Assets	21,340,474	18,193,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable and accrued liabilities (Note 9)	6,361,379	3,938,188
Bank and other loans payable (Note 12)	2,431,948	345,993
Current portion of long-term debt (Note 14)	122,423	94,317
Current portion of convertible debentures (Note 15)	-	1,568,519
Due to related parties (Note 11)	40,000	40,000
Current portion of balance of purchase price (Note 5)	92,818	-
Current liabilities of discontinued operations (Note 4)	88,245	762,904
Total Current Liabilities	9,136,813	6,749,921

Long-term debt, less current portion (Note 14)	191,352	174,412
Convertible debentures (Note 15)	1,299,412	1,275,458
Balance of purchase price payable (Note 5 and 13)	1,706,363	1,194,096
Derivative financial instruments (Notes 13 and 15)	1,363,543	64,510

Total Liabilities	13,697,483	9,458,397
Non-controlling Interest	7,677	23,193

Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 99,036,152 and 93,437,654 issued and outstanding, respectively	990	934
Additional Paid-in Capital	38,223,391	36,727,893
Accumulated other comprehensive income	1,817,006	1,268,622
Deficit	(32,406,073)	(29,285,550)
Total Stockholders’ Equity	7,635,314	8,711,899

Total Liabilities and Stockholders’ Equity	21,340,474	18,193,489

Going Concern (Note 1)
Contingencies (Note 18)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation (formerly Manaris Corporation)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

	For the Year Ended
	June 30,
	2008	2007
	$	$

Revenue (Note 4)	21,603,082	16,576,124

Cost of Revenue	13,697,851	10,473,196

Gross Margin	7,905,231	6,102,928

Operating Expenses

Depreciation and amortization	970,107	851,318
Selling, general and administration	7,213,485	6,041,371
Research and development	2,476,823	1,571,572
Total Operating Expenses	10,660,415	8,464,261

Loss from Operations	(2,755,184)	(2,361,333)

Other Income (Expenses)

Other income (expenses), net	57,288	172,269
Loss on redemption of convertible debentures (Note 15(a))	(1,422,577)	-
Interest expense, net	(702,338)	(798,856)
Debentures and balance of purchase price accretion (Notes 13 and 15)	(965,429)	(2,420,791)
Change in fair value of derivative financial instruments (Notes 13 and 15)	936,318	1,762,161
Total Other Income (Expenses)	(2,096,738)	(1,285,217)

Net Loss Before Income Tax Benefit	(4,851,922)	(3,646,550)

Income Tax Benefit - Refundable tax credits (Note 19)	1,124,819	1,217,948

Net Loss before Non-Controlling Interest	(3,727,103)	(2,428,602)

Non-Controlling Interest	206	1,890
Net Loss from Continuing Operations	(3,726,897)	(2,426,712)

Results of Discontinued Operations (Note 4)	606,374	55,958

Net Loss	(3,120,523)	(2,370,754)

Basic and diluted earnings (loss) per share
From continuuing operations	(0.04)	(0.03)
From discontinued operations	0.01	-
Net loss	(0.03)	(0.03)
Weighted Average Common Shares Outstanding	97,408,832	82,513,000

Statement of Comprehensive Loss

Net Income (Loss)	(3,120,523)	(2,370,754)
Foreign currency translation adjustments	548,384	592,730

Comprehensive Loss	(2,572,139)	(1,778,024)

Going Concern (Note 1)
Contingencies (Note 18)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation (formerly Manaris Corporation)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the Year Ended
	June 30,
	2008	2007
	$	$

Net Loss	(3,120,523)	(2,370,754)
Results of discontinued operations	(606,374)	(55,958)
Adjustments to reconcile net loss to cash generated by (used in) operating activities
Stock-based compensation	249,479	453,206
Expenses settled with issuance of common shares	17,500	77,102
Depreciation and amortization	1,223,362	1,076,845
Non-cash financial and other expenses	300,513	120,971
Gain on disposal of property and equipment	(39,718)	(308,676)
Non-controlling interest	(206)	(1,890)
Loss on redemption of convertible debentures (Note 15 (a))	1,422,577	129,922
Debentures and balance of purchase price accretion	965,429	2,420,791
Change in fair value of derivative financial instruments	(936,318)	(1,762,161)
Amortization of deferred financing costs	122,035	289,327

Changes in operating assets and liabilities
Increase in accounts receivables	(545,739)	(989,810)
(Increase) decrease in inventories	(574,234)	26,995
Increase in other receivables	(723,074)	(727,954)
(Increase) decrease in prepaid expenses and other assets	131,528	(49,551)
Increase (decrease) in accounts payable and accrued liabilities	1,087,289	(599,436)
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(1,026,474)	(2,271,031)
Net Cash Generated by (Used In) Operating Activities from Discontinued Operations	391,533	(282,541)
Net Cash (Used In) Operating Activities	(634,941)	(2,553,572)

Investing Activities
Acquisition of a business, including transaction costs	(293,151)	-
Purchase of property and equipment	(761,479)	(154,500)
Disposal of property and equipment	52,277	835,041
Deposits in trust	-	79,304
Purchase of a minority interest	(16,982)
Proceeds from the restricted held-to-maturity security	93,861	-
Net Cash Generated by (Used in) Investing Activities from Continuing Operations	(925,474)	759,845
Net Cash Generated by (Used in) Investing Activities from Discontinued Operations	-	(2,553)
Net Cash Generated by (Used in) Investing Activities	(925,474)	757,292

Financing Activities
Proceeds (repayment) of bank and working capital credit line	1,593,658	(715,708)
Repayment of senior convertible debt	-	(774,073)
Repayment of convertible debentures	(533,304)	-
Proceeds from issue of senior secured convertible debentures (Note 15 (b))	3,726,621	3,179,849
Redemption of secured convertible debentures (Note 15 (a))	(3,440,421)	-
Long term debt proceeds	30,015	-
Long term debt repayments	(45,798)	(74,156)
Proceeds from investment tax credit financing	570,071	397,099
Repayments of investment tax credit financing	(94,509)	(311,983)
Proceeds from capital leases	75,311	38,770
Repayments of capital leases	(24,688)	(29,990)
Repayment of other loans payable	-	(42,139)
Deferred financing costs	(73,678)	-
Net Cash Generated by Financing Activities from Continuing Operations	1,783,278	1,667,669
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	(352,511)	-
Net Cash Generated by Financing Activities	1,430,767	1,667,669
Effect of Exchange Rate Changes on Cash and Cash Equivalents	18,021	200,398
(Decrease) Increase in Cash and Cash Equivalents	(111,627)	71,787
Cash and Cash Equivalents – Beginning of period	481,023	409,236
Cash and Cash Equivalents – End of period	369,396	481,023

Going Concern (Note 1)
Contingencies (Note 18)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation (formerly Manaris Corporation)
Consolidated Statements of Cash Flows (continued)
(Expressed in U.S. Dollars)

	For the Year Ended
	June 30,
	2008	2007
	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for services	-	3,640
Issuance of common shares for late filing of registration statement	-	73,462
Issuance of common shares for interest payments	-	58,410
Issuance of common shares for repayment of senior convertible notes, Series A	-	341,458
Issuance of common shares for conversion of senior convertible notes, Series A	-	-
Issuance of common shares for repayment of secured convertible notes, Series B	52,186	1,034,545
Issuance of stock options to settle outstanding legal claims	-	-
Issuance of common shares for repayment of senior convertible debentures	-	527,752
Issuance of common shares pursuant to cashless exercise of warrants (Note 17(b))	28	-
Issuance of stock options for debt settlement	-	-
Issuance of common shares to settle outstanding payables	17,497	25,709
Issuance of common stock to settle placement agent fees on issuance of Senior Secured Convertible OID Note (Note 15(b))	15	-
Issuance of common stock to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies (Note 16 (a))	4	-

Supplemental Disclosures

Interest (paid) collected from continuing operations	74,663	(164,870)
Income tax benefits received	378,831	358,437

Going Concern (Note 1)
Contingencies (Note 18)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation (formerly Manaris Corporation)
Consolidated Statement of Stockholders’ Equity
(Expressed in U.S. Dollars)

					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In		Comprehensive		Stockholders’
	Number of	Amount	Capital		Income	Deficit	Equity
	Shares	$	$		$	$	$

Balance, June 30, 2006	77,671,281	777	34,169,867		(316,566)	(26,648,091)	7,205,987
Correction of error (Note 3)	-	-	-		992,458	(266,705)	725,753
Stock-based compensation	-	-	453,206		-	-	453,206
Common stock issued to settle outstanding payables	122,934	2	29,347		-	-	29,349
Common stock issued pursuant to interest payments on Senior Secured Convertible Notes Series A	182,609	2	58,408		-	-	58,410
Common stock issued pursuant to repayments of Senior Secured Convertible Notes Series A	1,101,004	11	381,447		-	-	381,458
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	12,450,353	124	1,034,421		-	-	1,034,545
Common stock issued upon conversion of Unsecured Convertible Debentures	1,654,394	16	527,736		-	-	527,752
Common stock issued for late filing of registration statement	255,079	2	73,461		-	-	73,463
Translation adjustment					592,730		592,730
Net loss for the year						(2,370,754)	(2,370,754)

Balance, June 30, 2007	93,437,654	934	36,727,893		1,268,622	(29,285,550)	8,711,899
Balance, June 30, 2007	93,437,654	934	36,727,893		1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	249,479		-	-	249,479
Common stock issued to settle outstanding payables	250,000	3	17,497		-	-	17,500
Issuance of Senior Secured Convertible OID Note (Note 15(b))	-	-	1,176,383		-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186		-	-	52,192
Common stock issued pursuant to cashless exercise of warrants (Note 17(b))	2,759,235	28		(28)	-	-	-
Common stock issued to settle placement agent fees on issuance of Senior Secured Convertible OID Note (Note 15(b))	1,477,273	15		(15)	-	-	-
Common stock issued to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc. (Note 16 (a))	462,035	4		(4)	-	-	-
Translation adjustment					548,384		548,384
Net loss for the year						(3,120,523)	(3,120,523)

Balance, June 30, 2008	99,036,152	990	38,223,391		1,817,006	(32,406,073)	7,635,314

Going Concern (Note 1)
Contingencies (Note 18)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

1.	Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Avensys Corporation (the “Company”) will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Furthermore, the Company’s operating subsidiary, Avensys Inc. (“AVI”), maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at June 30, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility (note 12(c)) and Senior Secured Convertible Debenture (note 15(b)). Subsequent to year-end, the Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. AVI is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its growing operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at June 30, 2008. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

Management has taken steps to revise the Company’s operating and financial requirements. During the first quarter of fiscal 2009, as described in Note 22, the Company amended an agreement with the former shareholders of ITF Optical Technologies. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 or the issuance of CAD $1,500,000 in Company shares at a reference share price of $0.342 between April and October 2009. The amended agreement stipulates:

•
The date permitting the exercise of the put option by the ITF Preferred Shareholders is postponed by 18 months from April 1, 2009 to October 1, 2010. The date at which the put option expires has also been postponed from October 1, 2009 to December 31, 2010.

•
AVI will pay interest at 10% annually from April 1, 2009 until the date of exercise of the put option on each ITF Preferred Shareholder’s proportional share of the consideration, should they choose to exercise their option.

•
AVI will also raise the total amount of the share consideration from CAD $1,500,000 to CAD $2,000,000 and will reduce the reference price from $0.342 to $0.11, should the Preferred Holders choose to exercise the put option for their proportionate amount of common shares of the Company.

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

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at June 30, 2008 are located across Canada. The Company currently derives all of its revenues from its subsidiary. As discussed in Note 20, the Company operates two reporting segments, Fiber Technologies and Solutions, corresponding to the Avensys Technologies and Avensys Solutions divisions of AVI, as follows:

•	Avensys Tech manufactures and distributes fiber optical components and sensors worldwide to the telecommunications, industrial laser and sensor markets.
•	Avensys Solutions distributes and integrates environmental monitoring solutions in both the public and private sectors of the Canadian marketplace.

Since February 6, 2008, the Company ceased to operate C-Chip Technologies Corporation (North America) Inc., and the former operation was classified as a discontinued operation (Note 4(a)).

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars, the reporting currency.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. Consolidated companies include AVI and its subsidiaries, Fizians Inc., of which AVI owns 90% of its outstanding shares, and ITF Laboratories Inc. (“ITF Labs”), which has been determined to be a variable interest entity and for which AVI is the primary beneficiary; and the two discontinued operations of the C-Chip and CSA subsidiaries (see note 4). All inter-company accounts and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a term to maturity of three months or less at the time of acquisition to be cash and cash equivalents. The Company invests its excess cash in deposits with major financial institutions. The Company mitigates the credit risk related to cash and cash equivalents by dealing with major Canadian financial institutions that have low or minimal credit risk.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, other receivable, restricted held-to-maturity securities, due to related parties and accounts payable and accrued liabilities approximate their carrying value given their short-term maturity. The derivative financial instruments are carried at fair value. The Company has estimated the fair value of its bank loan and other loans payable, long-term debt, capital leases, convertible debentures and balance of purchase price payable by discounting future cash flows using interest rates which the Company could obtain for loans with similar terms conditions and maturity dates. The fair value and carrying value of all such debt instruments, as at June 30, 2008, amounted to $6,934,611 (June 30, 2007 - $5,462,000 and $5,426,000, respectively).

Advertising

The Company’s advertising costs, which amounted to $102,699 for the year ended June 30, 2008 and $139,975 for the year ended June 30, 2007 are expensed as incurred.

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

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Foreign Currency

The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary, AVI, is the Canadian dollar. Accordingly, the financial statements of AVI are converted into the reporting currency (the US dollar) using the current rate method as follows: assets and liabilities are converted at the exchange rate in effect at the date of the balance sheet, and revenue and expenses are converted using the average exchange rate for the period. All gains and losses resulting from the conversion are included in other comprehensive income or loss for the period and accumulated in a separate component of stockholders’ equity as accumulated other comprehensive income or loss.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, establishment of certain expenses, allowance for doubtful accounts, impairments of long-lived assets and goodwill, accounting for certain financing transactions, annual measurement of the fair values of derivative financial instruments, stock-based compensation and income taxes, among others.

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

AVI generates revenues from the sale of fiber-based sensors, instruments and components, and environmental monitoring products. Revenue is recognized when there exists persuasive evidence of an arrangement, the sales price is fixed or determinable, the product has been delivered and collectability is reasonably assured.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

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

Inventory

Inventory consists of finished products available for sale to customers, raw materials and components. Raw materials are stated at the lower of cost and replacement cost. Finished goods are stated at the lower of cost and net realizable value. Cost of materials inventory for the Avensys Solutions division of AVI is determined on an average cost basis, while the cost of materials inventory for the Avensys Tech division of AVI is calculated on a first in first out (FIFO) basis. The Company evaluates ending inventories for estimated excess quantities and obsolescence. This evaluation includes analyses of inventory turnover by item within specific time horizons. Work in process inventory includes direct materials, direct labor and the proportionate share of production overhead costs.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Deferred Financing Fees

Costs incurred in connection with financing activities are deferred and amortized using the straight-line basis over the expected life of the related agreements ranging from one to five years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations and comprehensive loss. During the year ended June 30, 2008 the Company wrote off approximately $371,000 of deferred financing costs associated with the Series B Subordinated Secured Convertible Debentures (Note 15(a)), which are included in loss on redemption of convertible debentures in the consolidated statement of operations and comprehensive loss.

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

Customer relationships	3-10 years
Technology	4-5 years
Trade names	5-7 years

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

Income Taxes

The Company utilizes the tax liability method to account for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes" (SFAS109). Under this method, deferred income tax assets and liabilities are determined based on the differences between the carrying value and the tax bases of assets and liabilities.

A valuation allowance is recognized to the extent that, in the opinion of Management, it is more likely than not that the deferred income tax assets will not be realized. The Company has incurred U.S. operating losses, as at June 30, 2008, of approximately $23.9 million from its inception which are available and which expire starting in 2022. The Company has incurred Canadian operating losses, as at June 30, 2008, of approximately $3.3 million from its inception which are available and which expire starting in 2015. For Canadian income tax purposes, the Company also has, as at June 30, 2008, approximately $3.7 million of Scientific Research and Experimental Development unclaimed expenses available indefinitely to reduce taxable income in future years. The potential benefit of operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the operating losses carried forward in future years.

Deferred income tax assets and liabilities are measured by applying enacted tax rates and laws at the date of the financial statements for the years in which the differences are expected to reverse.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of revenues.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

a)	Recent Accounting Pronouncements Adopted During Fiscal Year 2008

The Company, as required, adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”), effective July 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. With respect to a minimum recognition threshold, FIN 48 requires that the Company recognize, in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. FIN 48 applies to all tax positions related to income taxes that are subject to SFAS 109, including tax positions considered to be routine. As a result of the implementation, no adjustment was required to the amount of the unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense. At July 1, 2007, the Company had $168,230 in unrecognized tax benefits which would favorably impact the Company’s effective tax rate if subsequently recognized. The amount of unrecognized tax benefits was $290,859 at June 30, 2008.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial jurisdictions. The Company is subject to Canadian and provincial income tax examination for fiscal years 2003 through 2007. The company is subject to U.S. federal income tax examination by U.S. tax authorities for all taxation years since its inception.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006.

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements Adopted During Fiscal Year 2007 (continued)

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

c)	Recent Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was initially effective for fiscal years beginning after November 15, 2007. FASB Staff Position FAS 157-2 (FSP 157-2), deferred the effective date for non-financial assets of SFAS 157 to fiscal years beginning after November 15, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company plans to adopt the provisions of SFAS 157 beginning on July 1, 2009 and is currently evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company plans to adopt the provisions of SFAS 159 beginning on July 1, 2008 and does not expect the adoption of this standard will have a significant impact on its consolidated financial position and results of operations.

In June 2007, FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this issue is limited to non-refundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that all non-refundable advance payments for R&D activities that will be used in future periods be capitalized until used. In addition, the deferred research and development costs need to be assessed for recoverability. The Company is required to adopt EITF 07-3 effective July 1, 2008. As of June 30, 2008, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R expands the definition of a business combination and requires the acquisition method of accounting to be used for all business combinations and an acquirer to be identified for each business combination. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R establishes requirements in the recognition of acquisition costs, restructuring costs and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141R may have a material impact on the reporting of future acquisitions in the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 160 on its consolidated financial statements.

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of additional information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of the provisions of SFAS 161 on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective July 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

In May 2008, FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” to require issuers of convertible debt to account separately for the liability and equity components of these instruments if they have stated terms permitting cash settlement upon conversion. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments’ liability and equity components results in the recording of more interest cost over the life of the convertible debt instrument, because of an initial debt discount. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP APB 14-1 effective July 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company has issued convertible debt instruments and is in the process of evaluating the impact that the adoption of FSP APB 14-1 will have on its financial statements.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Recent Accounting Pronouncements Not Yet Adopted (continued)

In June 2008, FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective July 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements. The Company does not issue share-based payment awards that contain nonforfeitable rights to dividends and, as a result, does not believe that the adoption of FSP EITF 03-6-1 will have a significant effect on its financial statements.

In June 2008, FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5,” to provide transition guidance for conforming changes made to the abstract for EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” relating to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company intends to adopt EITF Issue 08-4 effective June 30, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company is in the process of evaluating the impact that the adoption of the EITF Issue will have on its financial statements.

In June 2008, FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions. EITF Issue 07-5 applies to (i) any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in paragraphs 6-9 of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, for purposes of evaluating whether the financial instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133, and (ii) any freestanding financial instruments that are potentially settled in an entity’s own stock, regardless of whether they have all the characteristics of a derivative in paragraphs 6-9 of Statement 133, for the purpose of determining whether those instruments are within the scope of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5. The Company intends to adopt EITF Issue 07-5 effective July 1, 2009 and apply its provisions to its outstanding instruments as of that date. The cumulative effect of the change in accounting principle, if any, will be recognized as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has periodically issued financial instruments indexed to its own stock, in particular convertible debt and convertible preferred stock. The Company is in the process of evaluating the impact that the adoption of EITF Issue 07-5 will have on its financial statements.

Comparative Financial Statements

The comparative Consolidated Financial Statements have been reclassified from statements previously presented to conform to the presentation adopted in the current year. The reclassifications are attributed to reporting for discontinued operations.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

4.	Discontinued Operations

a)	C-Chip Technologies Corporation (North America)

On December 22, 2006, with an effective date of December 1, 2006, C-Chip Technologies Corporation (North America), a subsidiary of the Company (“C-Chip”), entered into a Technology License Agreement (“Agreement”) with a supplier of the Company. Pursuant to the Agreement, C-Chip granted this supplier an exclusive license to manufacture and sell devices based on C-Chip’s technology in the sub-prime used vehicle market. As consideration for the License, C-Chip shall recognize and record royalties equal to the greater of: (i) $20 per device sold or (ii) $30,000 per month. C-Chip will not collect any other revenues and it will not be responsible for manufacturing costs, sales or servicing or other incidental costs relating to the production and marketing of the device. By virtue of the Agreement, C-Chip was relieved of any obligations with respect to the delivery of services pertaining to devices sold prior to December 1, 2006. Such obligations are now the responsibility of the licensee. As such, previously deferred revenues of $1,685,566 and deferred contract costs of $1,586,814 were credited to revenues and applied to costs of revenues, respectively, effective December 1, 2006. In addition, as further consideration for C-Chip’s prior years’ input and development of the technology, the outstanding principal amount of a loan from the supplier to C-Chip was reduced by $200,000. The associated gain was recorded in the second quarter of fiscal 2007. Effective July 1, 2007, the Company and the former supplier signed an amendment to the Agreement whereby the royalties payable and the loan repayment would each be settled on a cash basis on the first working day following the end of each quarter. The amendment is applicable to all royalties earned since the inception of the Agreement.

The royalties payable were originally to be applied against the principal and interest balance of a loan made to C-Chip from the former supplier which at the time of the Agreement had a balance outstanding of $1,143,321. In 2005, the former supplier of C-Chip extended a credit facility with an original maximum amount of $1,000,000 (principal and interest) bearing interest at a rate of 10% per annum (June 30, 2007 - 10%). The supplier subsequently permitted C-Chip to exceed the maximum amount of the credit facility. The principal and interest on this credit facility had a balance outstanding at June 30, 2007 of $708,245 (CAD $754,564).

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

On September 22, 2005, Canadian Security Agency (2004) Inc. (“CSA”), a wholly-owned subsidiary of the Company, entered into an agreement to sell its customer list. The Company has since wound up all activities of CSA and resolved all outstanding liabilities and commitments during the three month period ended June 30, 2006, and the remaining activities and balances of CSA have since been classified as discontinued operations.

The carrying values of the major classes of assets and liabilities of discontinued operations, included under the ‘Current assets of discontinued operations’ and ‘Current liabilities of discontinued operations’ captions in the consolidated balance sheet, are as follows:

	June 30, 2008			June 30, 2007
	C-Chip	CSA	Total	C-Chip	CSA	Total
	$	$	$	$	$	$
Cash and cash equivalents	31,560	589	32,149	78,233	696	78,929
Accounts receivable	54,958	-	54,958	98,624	-	98,624
Prepaid Expenses	7,089	-	7,089	-	-	-
Current assets of discontinued operations	93,607	589	94,196	176,857	696	177,553

Accounts Payable and accrued liabilities	88,245	-	88,245	54,659	-	54,659
Other loans payable	-	-	-	708,245	-	708,245
Current liabilities of discontinued operations	88,245	-	88,245	762,904	-	762,904

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Discontinued Operations (continued)

Summary results of discontinued operations for the years ended June 30, 2008 and 2007 are as follows:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	398,100	2,164,437	398,100	2,164,437	-	-

Pre-tax earnings (loss) from Discontinued Operations	255,315	(144,042)	255,315	(144,042)	-	-

After tax earnings (loss) from Discontinued Operations	255,315	(144,042)	255,315	(144,042)	-	-
Gain on extinguishment of loan	351,059	200,000	351,059	200,000	-	-

Results of discontinued operations	606,374	55,958	606,374	55,958	-	-

5.	Business Combination

On March 28, 2008, the Company’s subsidiary, AVI completed the remaining conditions of an Asset Purchase Agreement (“Willer Agreement”) to acquire the operating assets of Willer Engineering Limited, a provider of industrial process measurement and continuous emission monitoring instrumentation solutions to the Canadian industrial marketplace. The transaction represents the acquisition of a business, and will be integrated into the Environmental Solutions reporting segment. The acquired operating assets provide complementary products and services, and provide access to new customer and supplier bases to the Environmental Solutions reporting segment. The Company reports the revenues and results of operations from the acquired business since April 1, 2008.

The initial purchase price incurred for the operating assets acquired pursuant to the Willer Agreement was $275,881 (CAD $281,316), comprising $102,971 (CAD $105,000) in cash paid at the time of the transaction, $90,561 representing the present value, discounted using a discount rate of 10% of a committed amount of CAD $100,000 payable in cash on January 30, 2009, and $82,349 representing the present value, discounted using a discount rate of 10% of a committed amount of CAD $100,000 payable in cash on January 29, 2010. Transaction costs of $190,180 were also incurred for the acquisition. The Willer Agreement also provides for the payment of an additional base line amount of CAD $200,000 in contingent consideration subject to the Avensys Solutions reporting segment achieving specified revenue targets for the fiscal year ending June 30, 2009, and an additional base line amount of CAD $200,000 in contingent consideration subject to the Avensys Solutions reporting segment achieving specified revenue targets for the fiscal year ending June 30, 2010. The contingent consideration will only be determinable at the end of each of the two fiscal years ending June 30, 2009 and 2010 and is therefore not recorded as of the date of acquisition. The contingent consideration may be settled in cash or common stock shares of the Company, at the option of the seller, using reference common stock share prices of $0.15 for the fiscal year ending June 30, 2009, and $0.20 for the fiscal year ending June 30, 2010. The number of shares issuable, at the option of the seller, will be determinable when the contingency is resolved, at the end of each of the two fiscal years ending June 30, 2009 and 2010. The contingent consideration will be accounted for as an increase in goodwill when it will become determinable.

As a result of the above agreement, the purchase price of the acquired business was calculated as follows:

$
Cash amount paid	102,971
Minimum balance of purchase price payable	172,910
275,881

Transaction Costs	190,180
466,061

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Business Combination (continued)

The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Willer with the Avensys Solutions division of AVI. All the goodwill was assigned to the Solutions reporting segment. After the completion of an evaluation of the excess of cost over the fair value of acquired net assets, and the identification and valuation of intangible assets, the purchase price was allocated to the following assets and liabilities:

$
Accounts receivable	791,075
Inventories	258,051
Prepaid expenses and deposits	41,516
Property and equipment	96,610
Customer Relationships (+)	203,982
Trade Names (+)	112,778
Goodwill (*)	343,485
Accounts payable and accrued liabilities	(1,381,436)
466,061
(*) deductible for tax purposes
(+) amortized on a straight-line basis over five years

6.	Property and Equipment

	June 30, 2008
		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

Automotive equipment	35,806	9,390	26,417
Computer equipment	545,634	485,823	59,811
Furniture and fixtures	373,323	348,475	24,847
Laboratory equipment	3,331,122	1,348,813	1,982,310
Leasehold improvements	517,599	300,809	216,790
Machinery and office equipment	67,271	58,988	8,283
Software	189,036	114,789	74,247
Capital leases - computer equipment	171,295	73,785	97,509

Total property and equipment	5,231,086	2,740,871	2,490,215

Depreciation during the year			632,602

	June 30, 2007
		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

Automotive equipment	41,951	31,035	10,916
Computer equipment	484,675	436,862	47,813
Furniture and fixtures	343,047	328,307	14,741
Laboratory equipment	2,711,664	873,160	1,838,504
Leasehold improvements	437,836	179,548	258,288
Machinery and office equipment	60,355	54,766	5,590
Software	148,750	87,615	61,135
Capital leases - computer equipment	96,617	53,630	42,987

Total property and equipment	4,324,896	2,044,923	2,279,973

Depreciation during the year			532,064

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

7.	Intangible Assets

The following table presents details of the Company’s purchased intangible assets with definite lives:

	June 30, 2008
	Weighted Average Life in Years	Cost	Accumulated Amortization	Net Book Value
		$	$	$

Technology	2.80	235,520	103,628	131,892
Customer relationships	6.56	5,245,536	1,690,717	3,554,819
Trade name	4.75	238,389	46,014	192,375

Total intangible assets	6.34	5,719,445	1,840,359	3,879,086

	June 30, 2007
	Weighted Average Life in Years	Cost	Accumulated Amortization	Net Book Value
		$	$	$

Technology	3.75	225,418	56,354	169,064
Customer relationships	7.67	4,825,298	1,125,903	3,699,395
Trade name	5.75	120,222	21,468	98,754

Total intangible assets	7.46	5,170,938	1,203,725	3,967,213

The estimated future amortization expense of acquired intangible assets with definite lives for the next five fiscal years is as follows:

$
2009	632,556
2010	632,556
2011	623,135
2012	585,452
2013	565,128
Thereafter	840,259

3,879,086

The changes in the carrying amount of intangible assets during the years ended June 30, 2007, and 2008 is as follows:

$

Balance as of June 30, 2006	3,757,272
Adjustment following correction of an error (Note 3)	554,017
Impact of foreign exchange	168,693
Amortization during year	(512,769)

Balance as of June 30, 2007	3,967,213
Acquisition of intangible assets	316,760
Impact of foreign exchange	185,873
Amortization during year	(590,760)

Balance as of June 30, 2008	3,879,086

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

8.	Goodwill

The changes in the carrying amount of goodwill during the years ended June 30, 2007 and 2008 is as follows:

$

Balance as of June 30, 2006	3,762,000

Adjustment following correction of an error (Note 3)	171,736
Impact of foreign exchange	183,136

Balance as of June 30, 2007	4,116,872

Acquisition of goodwill	343,485
Impact of foreign exchange	184,507

Balance as of June 30, 2008	4,644,864

During the fourth quarter of Fiscal 2008, the Company completed its annual goodwill impairment test. In evaluating whether there was an impairment of goodwill, management compared the fair value of the Avensys Tech and Avensys Solutions reporting units against their carrying amounts, including the goodwill. Measurement of the fair value was based on the reporting units’ present values of expected future cash flows. As the estimated fair value exceeded the carrying amount, Management determined that no adjustments were necessary to the reporting units’ underlying assets and liabilities and the goodwill recorded.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

9.	Balance Sheet Details

	June 30,	June 30,
	2008	2007
	$	$
Other Receivables
Investment tax credits receivable	1,854,095	1,081,787
Sales tax receivable	65,416	39,825
Grants receivable	-	9,877
Other	5,256	35,752

	1,924,767	1,167,241

Inventories
Raw materials	905,988	726,484
Work in process	314,105	179,659
Finished goods	958,593	572,692

	2,178,686	1,478,835

Accounts Payable and Accrued Liabilities
Accounts payable	4,045,102	2,056,896
Payroll and benefits	1,801,437	1,447,935
Income taxes payable	1,614	4,189
Rent payable	36,200	34,648
Deferred revenue	138,338	173,517
Lease termination	24,408	33,457
Provision for Warranty	282,234	150,703
Other	32,046	36,843

	6,361,379	3,938,188

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

10.	Variable Interest Entity

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

During the year ended June 30, 2005, AVI transferred its research activities to AVI Laboratories Inc. (“ALI”). AVI owned at the time 49% of ALI and the two entities entered into an agreement (the “ALI Agreement”) whereby ALI would perform research and development activities for AVI. The ALI Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide AVI with a commercialization license for products developed in return for a royalty of 5% of sales generated. AVI sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $429,037 (CAD$500,000). ALI provided research & development for AVI only. However, it may also have entered into agreements with third parties. ALI has no financing other than amounts received from AVI.

As a result of the above, ALI had been included in the consolidated financial statements commencing in the year ended June 30, 2005 since AVI was the primary beneficiary.

During the year ended June 30, 2006, ALI purchased ITF Optical Technologies' R&D assets as part of a business combination. As a result of the ITF Optical Technologies transaction, AVI's ownership of the voting stock of ALI decreased from 49% to 42%. Following this acquisition, ALI continues to qualify as a VIE, of which AVI is the primary beneficiary. Consequently, ALI will continue to be consolidated by AVI and the Company following the ITF Optical Technologies transaction. Following this transaction, ALI changed its name to ITF Laboratories Inc.

ITF Laboratories Inc. (“ITF Labs”) provides research & development to AVI and other parties. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the year ended June 30, 2008, since AVI is the primary beneficiary. The impact of including the accounts of ITF Laboratories Inc. in the consolidated balance sheet as at June 30, 2008 consists of additions to current assets of $2,785,075 (June 30, 2007 - $1,862,614), net property and equipment of $916,421 (June 30, 2007 - $903,564), intangible assets of $237,834 (June 30, 2007 - $344,892) and current liabilities of $1,370,102 (June 30, 2007 - $867,218). The impact on the consolidated statement of operations for years ended June 30, 2008 and 2007 was an increase in revenue of $2,063,254 and $1,595,618, respectively, an increase in expenses of $4,152,636 and $760,553, respectively, and an increase in the income tax benefit from refundable investment tax credits of $1,124,819 and $1,217,148, respectively. The increase in expenses includes an amount for research and development expenses of $2,507,858 and $746,111, respectively.

11.	Related Party Transactions and Balances

The total amount due to a shareholder of the Company at June 30, 2008 is $40,000 (June 30, 2007 - $40,000). The amount due is non-interest bearing, unsecured and has no fixed terms of repayment.

12.	Bank and Other Loans Payable

The details of bank and other loans payable is as follows:

	June 30,	June 30,
	2008	2007
	$	$

Senior Secured Working Capital Note of the Company, bearing interest at 8.5%, maturing October 1, 2008 ($500,000) and November 2, 2008 ($500,000), repayable on demand (Note 12(c))	1,000,000	-
Secured bank line of credit of AVI, bearing interest at Canadian bank prime rate plus 1.5% (Note 12(a))	843,540	253,125
Investment tax credit financing of AVI, bearing interest at 18%, repayable on demand (Note 12(b))	588,408	92,868
	2,431,948	345,993

a)
AVI maintains a line of credit from a financial institution for an authorized amount of $1,333,726 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at June 30, 2008 amounted to $843,540 (CAD $860,157) (June 30, 2007 $253,125 - CAD$269,679). AVI’s accounts receivable totaling $4,676,473 (CAD $4,768,600) and inventories totaling $1,706,735 (CAD $1,740,358) serve as guarantees for the line of credit. As discussed in Note 1, according to terms of the credit agreement, AVI is subject to certain financial covenants which were not respected as at June 30, 2008.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Bank and Other Loans Payable (continued)

b)
ITF Labs obtained investment tax credit financing during fiscal 2007 in the form of a demand loan in the amount of $397,099 (CAD $460,000). ITF Labs repaid $304,231 (CAD $361,058) of the demand loan during fiscal 2007 leaving a balance owing at June 30, 2007 of $92,868 (CAD $98,942). ITF Labs repaid the balance of the demand loan during the quarter ended September 30, 2007. It also obtained additional investment tax credit financing during the quarter ended September 30, 2007 in the amount of $588,408 (CAD $600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Labs.

In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 15 (b)), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). On November 2, 2007, the Company obtained $500,000 from the Facility in the form of a Senior Secured Working Capital Note (“WC Note”), bearing interest at 8.5% payable at maturity, maturing on February 2, 2008 and repayable on demand. The Company renewed the $500,000 WC Note on the same terms and conditions on February 2, 2008, May 2, 2008 and August 2. 2008 and the maturity date was extended to November 2, 2008. On April 1, 2008, the Company obtained an additional $500,000 WC Note from the Facility bearing interest at 8.5% payable at maturity, maturing on July 1, 2008, which was extended to October 1, 2008 on the same terms and conditions. In the normal course of operations, these notes are subject to maturity dates being extended and the notes are therefore renewed on maturity. As discussed in Note 1, subsequent to year-end, the Company obtained a waiver, from the holder of the WC Notes, for a failed condition of the Facility which resulted from the triggering of a cross-default clause.

13.	Balance of Purchase Price and Derivative Liability on ITF Purchase

Since the acquisition in 2006 of the manufacturing and research and development assets of ITF Optical Technologies Inc., the Company has recorded a balance of purchase price payable and derivative liability related to an embedded conversion option.

The Preferred Shareholder arrangement entitling the former shareholders of ITF Optical Technologies Inc. (the “ITF Preferred Shareholders”) to a right to receive a fixed amount of CAD$2,000,000 or a fixed number of the Company’s common shares has been accounted for as a convertible liability consisting of a debt instrument with an embedded conversion option. The debt instrument has been originally measured at its present value using a discount rate of 30% resulting in a net present value of $794,148 on the date of issuance. This carrying value is accreted to the face amount of CAD$2,000,000 using the effective interest rate method to the first date the ITF Preferred Shareholders could require a payment. The carrying value of the liability as at June 30, 2008 was $1,621,893 ($1,194,096 as of June 30, 2007). The embedded conversion option has been classified as a liability and was originally recognized at its fair value of $503,814 on the date of issuance. Subsequently, this conversion option is re-measured at fair value with changes in fair value recorded in the Statement of Operations. The fair value of this embedded conversion option was $1,122 as of June 30, 2008 ($17,045 as of June 30, 2007). The fair value of the embedded conversion option is determined using the Black-Scholes Model.

14.	Long-Term Debt

	June 30,	June 30,
	2008	2007
	$	$

Mortgage loan secured by AVI's intangible and movable tangible assets, June 30, 2008 - CAD $203,000 (June 30, 2007 - CAD $245,000), bearing interest at the lender's prime rate, June 30, 2008 - 6.75% (June 30, 2007 - 8.25%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	199,079	229,961

Capital lease obligations, June 30, 2008 - CAD $92,396 (June 30, 2007 - CAD $41,304), bearing interest between 9.07% and 16.23%, maturing between October 2009 and April 2012	90,610	38,768

Secured note, June 30, 2008 - CAD $24,560, bearing no interest, payable in 48 monthly instalments of $614, maturing October 2011.	24,086	-
	313,775	268,729
Less: Current portion of long-term debt	122,423	94,317
Long-term debt	191,352	174,412

Principal payments on long-term debt and capital leases are as follows:

$

2009	122,423
2010	120,667
2011	60,928
2012	9,757
2013	-
Total	313,775

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

15.	Convertible Debentures

	June 30,	June 30,
	2008	2007
	$	$

Series B Subordinated Secured Convertible Debentures (original principal amount of $3,622,143) and Original Issue Discount Series B Subordinated Secured Convertible debentures (original principal amount equal to 15% of the Series B debentures), maturing February 11, 2009 (Note 15 (a))	-	2,470,867
Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012 (Note 15 (b))	1,299,412	-
Unsecured Convertible Debentures bearing interest at 12% maturing March 1, 2008, original principal amount of $375,446 (CAD$400,000) (Note 15 (c))	-	373,110
	1,299,412	2,843,977
Less: Current portion of convertible debentures	-	1,568,519
Convertible debentures	1,299,412	1,275,458

Principal payments on the convertible debentures for the next five years are as follows:

$

2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
2013	392,409
4,708,900
Less: Impact of accretion / present value	3,409,488
Total	1,299,412

a)	Series B Subordinated Secured Convertible Debentures

During the first quarter of fiscal 2008, the Company redeemed its Series B Subordinated Secured Convertible Promissory Notes and its Original Issue Discount Series B Subordinated Secured Convertible Promissory Notes, both originally due February 11, 2009 (collectively the “Notes”). Under an arrangement with a majority of the holders of the Notes, the Company also redeemed half of the associated Series Y and Series Z Warrants (collectively the “Warrants”) previously issued in August 2006 and November 2006 relating to the redeemed Notes. The total purchase price for the redemption of the Notes and the Warrants was $3.4 million. The remaining half of the Warrants that are retained by the holders of the Notes have had their exercise prices reduced to and fixed at $0.11 per share, with no further ratchet or anti-dilution provisions.

In connection with the redemption of the Notes, the Company recorded a non-cash charge of $1,422,577 in the first quarter of fiscal 2008 which is included as part of Other Expenses in the Statement of Operations and Comprehensive Loss. At June 30, 2008, the outstanding principal amount on the Notes was zero.

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

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

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

(v)
The Company's obligations under the Purchase Agreement and the Notes were secured by a subordinated lien on substantially all of the assets of the Company, pursuant to a Pledge and Security Agreement. The purchase agreement with respect to these Notes contained certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to creation or assumption of lien other than liens created pursuant to the Security Documents and Permitted Liens, as defined in the purchase agreement; (c) related to permitted acquisitions and disposition of the assets; (d) for so long as the Notes remain outstanding, the Company shall not issue any securities that rank pari passu or senior to the Notes without the prior written consent of a majority of the principal amount of the Notes outstanding at such time except for secured non-equity linked commercial debt which shall rank senior to the Notes in an amount equal to the greater of (i) $2,000,000 or (ii) fifty percent (50%) of the Purchase Price.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Convertible Debentures (continued)

Series B Subordinated Secured Convertible Debentures (continued)

The following table illustrates the values of the various components of this financing at the issue dates, and the balance sheet dates, June 30, 2007 and June 30, 2008.

	Expiry Date	# of Underlying Shares	Value at Issue Dates	Value at June 30, 2007	Value at June 30, 2008
			$	$	$
Derivative Liabilities
Series B Notes	2/11/2009		734,495	9,895	-
OID Notes	2/11/2009		110,175	1,484	-
Series Y Warrants	11/9/2010	145,005	20,325	1,048	2,628
Series Z Warrants	11/9/2010	2,175,063	387,038	26,421	39,413
			1,252,033	38,848	42,041

Carrying Value of Subordinated Secured Convertible Debentures
Series B Notes	2/11/2009		2,060,965	2,155,684	-
OID Notes	2/11/2009		309,145	315,183	-
			2,370,110	2,470,867	-

Value of Series B Notes			3,622,143	2,509,715	42,041

Derivative Liabilities (Placement Fees)
Series W Warrants	11/9/2010	711,490	88,472	6,351	2,886
Series Y Warrants	11/9/2010	17,789	1,672	86	322
Series Z Warrants	11/9/2010	266,810	31,853	2,180	4,835
			121,997	8,617	8,043

Total Derivative Liabilities			1,374,030	47,465	50,084

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Convertible Debentures (continued)

b)	Senior Secured Original Issue Discount Convertible Debenture

In connection with the redemption of the Notes described in Note 15(a), the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”). The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Senior Secured Original Issue Discount Convertible Debenture (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, being the amount which had been used to repay the Notes described in Note 15(a), with the balance of funds, $0.6 million, for the Company’s working capital purposes.

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

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs are amortized on a straight-line basis over the term of the Convertible Debenture. At June 30, 2008, the outstanding principal amount on the Convertible Debenture was $4,258,553.

The following table illustrates the values of the various components of the financing at the issue date, September 24, 2007, and the balance sheet date, June 30, 2008.

	Issue Date	Maturity /	# of underlying	Value at September	Value at June
		Expiry Date	Shares	24, 2007	30, 2008

Derivative Liabilities

Series P warrants	9/24/2007	9/24/2012	8,091,403	479,816	226,032
Beneficial Conversion Option - Convertible debenture	9/24/2007	9/24/2012		1,711,199	1,086,034
				2,191,015	1,312,066

Carrying Value of Original Issue Discount
Senior Secured Convertible Debenture

Convertible debenture	9/24/2007	9/24/2012	38,714,119	848,725	1,299,412

Additional Paid-In Capital

Common stock issued for fees (1)	9/24/2007			162,500	162,500
Warrants issued for fees	9/24/2007		1,936,937	53,624	53,624
Series Q warrants	9/24/2007		20,276,190	960,259	960,259
				1,176,383	1,176,383
Total				4,216,123	3,787,861

(1) Common shares to the Placement Agent totaling 1,477,273 were issued in the third quarter of fiscal year 2008.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Convertible Debentures (continued)

Senior Secured Original Issue Discount Convertible Debenture (continued)

In connection with this financing, specifically the shares to be delivered upon potential conversion of the Convertible Debenture and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The Company’s registration statement, filed with the SEC, became effective as of January 14, 2008.

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favor of the holder of the Convertible Debenture, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Debenture contains events of default that would permit the Investor to demand repayment.

The SPL Agreement with respect to this Convertible Debenture contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL Agreement, as defined in the SPL Agreement; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Debenture, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Debenture provided however that the Company could have a certain maximum amount of outstanding bank debt. At June 30, 2008, all the covenants contained within this Convertible Debenture were respected, except as discussed in Note 1. Subsequent to year-end, the Company obtained a waiver from its lenders for a failed condition of the Senior Secured Convertible Debenture which resulted from the triggering of a cross-default clause.

c)	Unsecured Convertible Debentures

With the acquisition of AVI in February 2005, the Company assumed 15% unsecured convertible debentures having a nominal value of $918,068 (CAD$1,125,000) and maturing on September 1, 2007. When the debentures were originally issued, AVI recorded an equity component of $378,445 (CAD$463,747) and a liability component of $539,623 (CAD$661,253), for a total of $918,068 (CAD$1,125,000). In April 2005, the Company issued 680,000 shares in settlement of $520,238 (CAD$637,500) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $397,829 (CAD$487,500) was replaced by a new 15% unsecured debenture. The new debenture is convertible into shares of the Company using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares. At June 30, 2006, the discount related to the conversion feature was $37,657. On August 10, 2006 the debenture was fully converted into 1,654,394 common shares of the Company. Pursuant to the conversion agreement, the Company has filed a registration statement that includes the said shares. On October 9, 2006, the Company’s registration statement became effective enabling the shares to be issued The shares were issued on April 2, 2007.The share price was calculated using the following formula: principal and interest divided by a 17.5% discount on the 10 day weighted average price of the Company’s shares which equaled $0.26 (CAD$0.29) per share. The transaction resulted in the Company recognizing a loss on conversion of $129,922 in the first quarter of fiscal 2007.

With the acquisition of AVI in February 2005, the Company also assumed 12% unsecured convertible debentures having a nominal value of $652,848 (CAD$800,000) and maturing on March 1, 2008. When the debentures were originally issued, AVI recorded an equity component of $305,857 (CAD$374,797) and a liability component of $346,991 (CAD$425,203), for a total amount of $652,848 (CAD$800,000). In April 2005, the Company issued 426,667 shares in settlement of $326,424 (CAD$400,000) of the debentures outstanding, the value of the debt settlement representing the fair value of the shares. The remainder of the debentures, $346,440 (CAD$400,000) were modified to be convertible into 330,251 shares of the Company. At June 30, 2007, the discount related to the conversion feature was $2,336 (June 30, 2006 - $15,635). During the three months ended March 31, 2008, AVI made the first of four cash payments, as agreed by the holder of the debentures, to reimburse the 12% unsecured convertible debentures, which matured on March 1, 2008. As of June 30, 2008, the balance is paid in full.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

16.	Common Stock

At June 30, 2008, the Company had authority to issue 500,000,000 shares of common stock. The Company had 99,036,152 and 93,437,654 of common shares outstanding at June 30, 2008 and June 30, 2007, respectively.

For the year ended June 30, 2008:

a)	In February 2008, the Company issued 462,035 common shares upon the resolution of a contingency related to the acquisition of the manufacturing assets of ITF Optical Technologies Inc. in April 2006.

On April 18, 2006, Avensys Corporation, AVI and Avensys Laboratories Inc (“ALI”), entered into an Asset Purchase Agreement (the “ITF Agreement”) to acquire the manufacturing assets and research and development assets of ITF Optical Technologies Inc. The purchase price paid for the manufacturing assets acquired by AVI, pursuant to the ITF Agreement, was $1,526,651 (CAD $1,750,000), comprised of $654,279 (CAD $750,000) in cash and $872,372 (CAD$1,000,000) of Avensys Corporation common stock (2,550,795 common shares). The 2,550,795 common shares were originally issued as restricted stock and became freely tradable on November 9, 2006 (“Free Date”). The holders of these shares were permitted to sell, in every three month period following the Free Date, the lesser of (i) 25% of the shares and (ii) the average weekly reported volume of trading in the common shares of Avensys Corporation on the OTCBB in the previous three month period. Notwithstanding the foregoing, the holders of such shares were permitted to sell any number of the common shares in any three month period if the closing price of the common shares of Avensys Corporation on the date of the sale of the common shares was higher than a specified reference price, which was $0.342. The holders of the common shares were also permitted to transfer all or any of the common shares at any time and at any price by private sale to a bona fide third party purchaser. In addition, if within the period ending one year after the Free Date (“Period”), the holders of the common shares sold their common shares through the facilities of the OTCBB at a price which was less than the specified reference price, Avensys Corporation would, at the option of the holders of the common shares, within five days of the end of the Period, either pay in cash the cumulative shortfall between the specified reference price and the actual sale price of the common shares or issue that number of free trading shares of common stock of Avensys Corporation equal to the cumulative shortfall. On November 9, 2007, the shortfall based on actual common shares sold was established at $34,653 and the holders elected to be paid in common shares using the November 9, 2007 closing share price of $0.075, with such amount totaling 462,035 common shares.

b)
In February 2008, the Company issued 1,477,273 registered common shares, representing $162,500 in placement agent fees, in connection with the Senior Secured Original Issue Discount Convertible Debenture described in Note 15(b)

c)	In the quarter ended September 30, 2007, the Company issued 649,955 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

d)	In August 2007, pursuant to the cashless exercise of warrants described in Note 17(b) and other warrants exercised on a cashless basis, the Company issued 2,759,235 common shares.

e)	In August 2007, the Company issued 250,000 registered common shares as compensation for legal services.

For the year ended June 30, 2007:

a)	In the third and fourth quarters of fiscal 2007, the Company issued 12,450,353 common shares representing scheduled principal payments on the Series B Notes and the OID Notes.

b)	In April 2007, pursuant to the conversion of the unsecured convertible debentures described in Note 15(c), the Company issued 1,654,394 common shares.

c)	In February 2007, the Company issued 40,000 restricted common shares as compensation for legal services.

d)	In November 2006, the Company issued 6,055 common shares in connection with the Series A Notes as an adjustment to a previous issuance for principal payment.

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

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Common Stock (continued)

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

g)	In August 2006, the Company issued 82,934 common shares to settle outstanding payables in the amount of $25,709.

Common stock reserved for issuance at June 30, 2008 was as follows:

	June 30,	June 30,
	2008	2007

Stock Options
Options outstanding	10,036,773	8,661,070
Reserved for future issuance	3,989,541	365,244

Stock Plan (1)
Reserved for future issuance	3,750,000	-

Warrants	44,125,399	17,752,882

Conversion feature of OID Senior Secured Convertible Note	38,714,119	-

Conversion feature of Series B Notes and OID Notes	-	48,325,000

Conversion feature of unsecured convertible debentures	-	330,251

	100,615,832	75,434,447

(1)
On August 21, 2007, the Company filed an S-8 with the Securities and Exchange Commission establishing an Employee Compensation Plan (“Plan”). The Plan is designed to retain employees, consultants, advisors and professionals (“Participants”) and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the Plan thereby providing Participants with a proprietary interest in the growth and performance of the Company. The Company registered 4,000,000 common shares for issuance under the Plan. In August 2007, the Company issued 250,000 common shares from the Plan as compensation for legal services.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

17.	Stock Options and Warrants

a)	Stock Options

Under the Avensys Corporation 2006 Nonqualified Stock Option Plan (“Plan”), the Company may grant options to its Directors, Officers and employees for the acquisition of up to 15,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion. On September 5, 2007, the Plan was amended and restated as the Amended and Restated 2006 Nonqualified Stock Option Plan and augmented by 5,000,000 stock options, allowing the Company to issue options for the acquisition of up to 20,000,000 common shares.

During the year ended June 30, 2008, 3,100,000 stock options were granted to employees and directors with exercise prices equivalent to the market price on the respective grant dates (4,499,069 for the year ended June 30, 2007).

During the year ended June 30, 2008, zero stock options were granted to employees and directors with exercise prices below the market price on the respective grant dates (zero for the year ended June 30, 2007).

During the year ended June 30, 2008, zero stock options were granted to non-employees with exercise prices equivalent the market price on the respective grant dates (zero for year ended June 30, 2007)

During the year ended June 30, 2008, zero stock options were granted to non-employees with exercise prices below the market price on the respective grant dates (64,834 for the year ended June 30, 2007).

During the year ended June 30, 2007, a certain director resigned and is no longer providing any services to the Company. Under his stock option agreement, the director forfeited the stock options that would have vested beyond his termination date, and no stock based compensation expense was recorded for the forfeited stock options.

A summary of the changes in the Company's common share stock options is presented below:

	June 30, 2008		June 30, 2007
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)

Balance at beginning of the year	8,661,070	0.42	4,486,750	0.60
Granted	3,100,000	0.09	4,563,903	0.22
Exercised	-	-	-	-
Forfeited	(1,724,297)	(0.18)	(389,583)	(0.25)
Balance at end of year	10,036,773	0.35	8,661,070	0.42

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Stock Options and Warrants (continued)

Stock Options (continued)

Additional information regarding options outstanding as at June 30, 2008 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		remaining	average		average
Exercise prices	Number of	contractual	exercise price	Number of	exercise price
$	shares	life (years)	$	shares	$

0.00 – 0.25	3,839,834	5.15	0.09	1,339,834	0.09
0.26 – 0.50	3,078,189	5.62	0.31	2,328,189	0.32
0.51 – 0.75	1,895,000	1.05	0.67	1,895,000	0.67
0.76 – 1.00	1,223,750	1.26	0.83	1,223,750	0.83
	10,036,773	4.05	0.35	6,786,773	0.46

The weighted average fair value of options granted for the years ended June 30, 2008 and 2007 was $0.06 and $0.18, respectively, as summarized below.

	Number of options		Weighted average exercise price		Weighted average grant-date fair value
	June 30	June 30	June 30	June 30	June 30	June 30
	2008	2007	2008	2007	2008	2007
Options granted during the year ended June 30, 2008 and 2007, exercise prices below market price at time of grant	-	64,834	-	0.00001	-	0.17
Options granted during the year ended June 30, 2008 and 2007, exercise prices equal to market price at time of grant	3,100,000	4,499,069	0.09	0.23	0.06	0.18
Options granted during the year ended June 30, 2008 and 2007.	3,100,000	4,563,903	0.09	0.23	0.06	0.18

The Company recognized stock-based compensation for employees and directors in the amount of $249,479 and $442,185 for the years ended June 30, 2008 and 2007, respectively. The Company recorded zero and $11,021 of stock-based compensation to non-employees for the years ended June 30, 2008 and 2007, respectively. The amount of stock based compensation for the year ended June 30, 2008 includes $64,684 for the departure of the president of AVI in July 2007.

The fair value of the options granted during the year was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Years ended
	June 30,
	2008	2007
Risk - free interest rate	2.80%	4.33%
Expected volatility	100%	100%
Expected life of stocks options (in years)	3.70	5.11
Assumed dividends	None	None

As at June 30, 2008, the Company has $251,277 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of four years (June 30, 2009 - $158,081, June 30, 2010 - $37,108, June 30, 2011 - $37,108, June 30, 2012 - $18,891).

There were no stock options exercised during the year ended June 30, 2008 and the year ended June 30, 2007. The impact of cash receipts from the exercise of stock options would be included in financing activities in the accompanying consolidated statements of cash flows.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at June 30, 2008

	Outstanding	Warrant exercise prices
Series E	1,803,333	0.31
Series G	1,144,131	0.05
Series H	890,593	0.35
Series I	1,144,131	0.05
Series J	1,781,184	0.50
Series K	2,653,845	0.70
Series P	8,091,403	0.11
Series Q	20,276,190	0.11
Series T	1,936,937	0.11
Series W	711,492	0.35
Series Y	162,794	0.11
Series Z	2,441,873	0.11
IB-01	7,692	0.00001
IB-02	248,532	0.48
IB-03	374,171	0.53
IB-06	457,098	0.05
Total	44,125,399	0.18

Changes in the warrants outstanding for the year ended June 30, 2008 was as follows:

Exercise prices	0.00001	0.05	0.11	0.31	0.35	0.45	0.48	0.50	0.53	0.65	0.70	Total
Balance at June 30, 2007	7,692	8,201,628	-	1,803,333	1,602,085	3,500,865	248,532	1,781,184	374,171	233,392	-	17,752,882
Ratchet pricing effect	-	-	3,734,257	-	-	(3,500,865)	-	-	-	(233,392)	-	-
Granted	-	-	30,304,530	-	-	-	-	-	-	-	2,653,845	32,958,375
Exercised	-	(5,456,268)	-	-	-	-	-	-	-	-	-	(5,456,268)
Forfeited	-	-	(1,129,590)	-	-	-	-	-	-	-	-	(1,129,590)

Balance as at June 30, 2008	7,692	2,745,360	32,909,197	1,803,333	1,602,085	-	248,532	1,781,184	374,171	-	2,653,845	44,125,399

Weigthed Average remaining contractual life (years)	1.63	1.70	3.91	1.63	1.95	-	1.63	1.63	1.63	-	1.15	3.32

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

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Stock Options and Warrants (continued)

Warrants (continued)

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

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

18.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five fiscal years are as follows:

$
2009	437,530
2010	279,310
2011	32,405
2012	2,044
2013	-
751,289

The Company leases premises for its various offices located across Canada. Total rent expense was $450,205 and $647,955 for the years ended June 30, 2008 and 2007, respectively. Total rent expense for the year ended June 30, 2007 includes an amount recorded as a result of an abandonment of office premises in advance of the expiration of the lease term. An expense and liability in the amount of $111,893 was recorded, calculated using discounted cash flows of the lease payments remaining, reduced by estimated sublease rentals, with a credit-adjusted risk-free rate of 6%. The amount will be amortized over the remaining period of the lease which expires on May 31, 2010.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $268,027 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

19.	Research and Development Investment Tax Credits

The Company’s investment tax credit recovery for the years ended June 30, 2008 and 2007 were positively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2006. As a result of these revisions, which relate to new information obtained following the taxation authorities’ reviews, the investment tax credit recoveries of the years ended June 30, 2008 and 2007 were increased by $103,872 and $475,193, respectively. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the year ended June 30, 2008 includes only such tax credits, arising from research and development activities. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

20.	Segment Disclosure

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

Commencing on July 1, 2007, and as a result of changes in business operations, the Company’s current structure is distributed among two reporting segments, Fiber Technologies and Solutions, each with different product and service offerings. The Fiber Technologies reporting segment is comprised of the operations of Avensys Tech and ITF and provides fiber-based technologies and products. The Solutions reporting segment is comprised of the operations of Avensys Solutions and offers products and services to the environmental monitoring solutions marketplace. The 2007 figures have been reclassified on this basis. The Company has not disclosed revenues from each group of products or services, given that it is impracticable to do so.

Direct contribution consists of revenues less direct costs. Direct costs include specific costs of net revenues, sales and marketing expenses, and general and administrative expenses over which segment managers have direct discretionary control, such as sales programs, customer support expenses, bank charges and bad debt write-offs. Expenses over which segment managers do not currently have discretionary control, such as site operations costs, product development expenses, and general and administrative costs, are monitored by corporate management and are not evaluated in the measurement of segment performance. Corporate management operating costs are primarily represented as part of ‘Other operating expenses and indirect costs of net revenues’.

For the year ended June 30, 2008
	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	14,533,370	7,069,712	21,603,082

Cost of net revenues	9,265,185	4,432,666	13,697,851
Marketing and sales expense	727,953	1,937,278	2,665,231
General and administrative expense	1,118,049	948,749	2,066,798
Research and development expense	2,476,823	-	2,476,823
Depreciation and amortization expense	351,025	57,527	408,552

Direct costs	13,939,035	7,376,220	21,315,256

Direct contribution	594,335	(306,508)	287,827
Other operating expenses & indirect costs of net revenues (+)			(3,043,011)

Loss from Operations			(2,755,184)

Other income (expense)			57,288
Loss on redemption of convertible debentures			(1,422,577)
Interest expense, net			(702,338)
Debenture accretion and change in fair value of derivative financial instruments			(29,111)
Income Tax Benefit - Refundable tax credits (*)			1,124,819
Non-Controlling Interest			206

Net Loss from Continuing Operations			(3,726,897)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.
(+) – Includes $212,000 of salary expense related to the departure of the President of AVI in July 2007.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Segment Disclosure (continued)

For the year ended June 30, 2007

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	10,977,252	5,598,872	16,576,124

Cost of net revenues	6,988,429	3,484,767	10,473,196
Marketing and sales expense	519,266	1,606,842	2,126,108
General and administrative expense	831,867	455,479	1,287,346
Research and development expense	1,571,572	-	1,571,572
Depreciation and amortization expense	282,769	22,440	305,209

Direct costs	10,193,904	5,569,527	15,763,431

Direct contribution	783,349	29,344	812,693
Other operating expenses & indirect costs of net revenues			(3,174,026)

Loss from Operations			(2,361,333)

Other income (expense)			172,269
Loss on redemption of convertible debentures			-
Interest expense, net			(798,856)
Debenture accretion and change in fair value of derivative financial instruments			(658,630)
Income Tax Benefit - Refundable tax credits (*)			1,217,948
Non-Controlling Interest			1,890

Net Loss from Continuing Operations			(2,426,712)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Revenue generated from two customers of the Company’s Fiber Technologies segment for the years ended June 30, 2008 and 2007 was approximately as follows:

	Year ended June 30,
	2008	2007
	$	$
Customer 1	7,942,000	6,855,000
Customer 2	3,035,000	2,750,000
	10,977,000	9,605,000

The outstanding receivable balances for these customers at June 30, 2008 amounted to $1,956,182 (Customer 1 represented $1,033,310 and Customer 2 represented $922,872).

The Company’s assets are allocated as follows:

	June 30,	June 30,
	2008	2007
	$	$

Fiber Technologies	9,101,193	7,610,346
Solutions	3,977,932	1,610,852
All Other (*)	8,261,349	8,972,291
	21,340,474	18,193,489

(*) includes Avensys Corp. assets (including goodwill and intangible assets identified in the acquisition of Avensys Inc. during February 2005) which cannot be allocated to either of the reporting segments.

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008
Segment Disclosure (continued)

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the year ended June 30, 2008 and 2007 for the Americas include approximately $9,357,000 and $7,490,000, respectively, of sales to the United States of America and $7,341,000 and $5,612,000, respectively, of sales to Canada. The revenues for Asia for the year ended June 30, 2008 and 2006 include sales of $3,223,000 and $2,147,000, respectively, to China.

Geographic Information

	2008	2007
Revenues	$	$

Americas	16,715,125	13,306,970
Europe	1,307,797	962,176
Asia	3,580,160	2,306,978

Total	21,603,082	16,576,124

21.	Income Taxes

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

A reconciliation of the benefit for income taxes at the combined U.S. and Canadian tax rate compared to the Company’s effective tax rate is as follows:

	June 30,
	2008	2007
	$	$

Income tax at Federal US statutory rate (recovery)	(1,649,653)	(1,239,827)

Increase (decrease) resulting from:

Stock based compensation not deductible	88,756	137,775
Increase in valuation allowance	2,585,204	632,423
Research and development tax credits	(1,124,819)	(1,217,948)
Income tax rate differential of foreign subsidiaries	(26,603)	102,501
Change in income tax rates	27,666	-
Recharacterization of tax losses between jurisdictions	(1,541,623)	-
Non-deductible items and other elements	516,253	367,128
Income tax benefit	(1,124,819)	(1,217,948)

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

Income Taxes (continued)

	June 30,
	2008	2007
	$	$
Deferred tax assets:
Net tax losses and scientific and experimental development expenses carried forward	9,723,129	7,349,975
Difference between book and tax depreciation	208,812	91,889
Reserves and accruals not deductible for tax purposes	74,734	-
Research and development tax credits	134,609	94,286
Total deferred tax assets	10,141,284	7,536,150
Valuation allowance	(8,801,654)	(6,216,450)
	1,339,630	1,319,700
Deferred tax liabilities:
Difference between book and tax depreciation	(1,183,633)	(1,071,869)
Long-term debt	-	(247,831)
Investment tax credits	(155,997)	-
Total deferred tax liabilities	(1,339,630)	(1,319,700)
Net tax assets	-	-

Approximately $1,000,000 of the valuation allowance disclosed above relates to losses incurred by AVI prior to the date of the acquisition by the Company. Accordingly, any reversal of this portion of the valuation allowance in future periods would be recorded as a reduction of goodwill and intangible assets.

For Canadian income tax purposes, the Company has approximately $3,675,000 of Scientific Research and Experimental Development expenses available indefinitely to reduce taxable income in future years.

The Company's Canadian and American operating losses expire as follows:

	Canada	USA
	$	$
2015	1,365,599	-
2022	-	362,828
2023	-	1,904,121
2024	-	2,067,024
2025	-	6,296,956
2026	1,486,575	6,454,856
2027	-	2,275,239
2028	496,423	2,507,002
	3,348,597	21,868,026

Avensys Corporation (formerly Manaris Corporation)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
June 30, 2008

22.	Subsequent Event

Amendment of ITF Preferred Shareholder Agreement

As part of the acquisition of ITF Optical Technologies Inc. (Note 13), the Company entered into a shareholder agreement which stipulated that, between April 1, 2009 and October 1, 2009, each ITF Preferred Shareholder shall have an option to (i) sell their shares in ITF Labs’ ownership to AVI for its proportionate share of CAD $2,000,000 to be paid in cash, or (ii) exchange their shares in ITF Labs’ ownership for 3,826,531 freely tradable shares of Company common shares at a reference per share price of $0.342; the equivalent of CAD $1,500,000 (the “put option”).

On September 11, 2008, the Company and the ITF Preferred Shareholders amended the agreement described above as follows:

•
The date permitting the exercise of the put option by the ITF Preferred Shareholders is postponed by 18 months from April 1, 2009 to October 1, 2010. The date at which the put option expires has also been postponed from October 1, 2009 to December 31, 2010.

•
AVI will pay interest at 10% annually from April 1, 2009 until the date of exercise of the put option on each ITF Preferred Shareholder’s proportional share of the consideration, should they choose to exercise their option.

•
Avensys Inc. will also raise the total amount of the share consideration from CAD $1,500,000 to CAD $2,000,000 and will reduce the reference price from $0.342 to $0.11, should the Preferred Holders choose to exercise the put option for their proportionate amount of common shares of the Company.

The Company is in the process of analyzing the impact of this amendment on its financial statements, and will reflect any necessary adjustment in the financial statements for the quarter ending September 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no changes in or disagreements with our independent accountants regarding accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting for the first time as of June 30, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on its evaluation under the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

On October 27, 2007 we filed a Registration Statement that relates to the resale by the selling stockholders of 80,489,033 shares of our common stock. We then amended the Registration Statement in order to reduce the resale by the selling stockholders from 80,489,033 shares of our common stock to 31,939,308.  On January 14, 2008, the Registration Statement was rendered effective by the SEC.

PART III

ITEM 10. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OFFICERS AND DIRECTORS

On April 17, 2008, Mr. Tony Giuliano left the employment of the Company and resigned as its Chief Financial Officer and Corporate Secretary. Mr. André Maréchal, Vice-President of Finance and Administration for Avensys Inc., a wholly owned subsidiary of the Company, was appointed as Chief Financial Officer and Corporate Secretary of the Company.

On June 10, 2008, John Simons retired as Chairman and a director of the Board of Directors of Avensys Corporation. There was no disagreement or dispute between Mr. Simons and the Company which led to his retirement. The Board of Directors accepted his retirement and appointed Jos Wintermans, a director of the Company since November 2005 and Chair of the Compensation Committee, to replace Mr. Simons as Chairman of the Board.

On June 27, 2008, the Board of Directors appointed Mr. Jean-Marc Fortier as non-executive Director of the Board of Directors to fill the vacancy created by Mr. John Simons’ resignation. On July 3, 2008, Mr. Fortier accepted the terms of his appointment.

The directors and officers, their ages and positions held as of June 30, 2008 are listed below. Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name	Age	Position Held
John Fraser	62	President, Chief Executive Officer and Director
Jos J. Wintermans	61	Director, and Chairman of the Board
Bernard Bougie	59	Director
Jean-Marc Fortier	59	Director
André Maréchal	64	Chief Financial Officer and Corporate Secretary

The following describes the business experience during the past five years of our directors and executive officers, including for each director, other directorships held in reporting companies. There are no family relationships among any of the persons listed.

Jos J. Wintermans
Director and Chairman of the Board of Directors, has served as a Director since November 15, 2005, and has been Chairman of the Board since June 2008. Mr. Wintermans has held a number of executive positions in the telecom, financial services, retail, manufacturing and distribution sectors. From June 2001 to December 2004, Mr. Wintermans served as the President, Chief Executive Officer and a Director of Sodisco-Howden Group. From December 1999 to June 2001 served as the President, Chief Executive Officer and a Director for Skyjack. From June 1996 to May 1997, he was the President, Chief Executive Officer and a Director of Rogers Cable Ltd. From 1988 to 1995, he served as Chief Executive Officer for Canadian Tire Acceptance Ltd. In 1996, he was named Senior Vice-President, Diversified Business for its parent company, Canadian Tire Corporation (CTC). From November 2005 to May, 2008, Mr. Wintermans was President and Chief Executive Officer, and the Chairman of Cygnal Technologies Corporation. On July 14, 2008, Mr. Wintermans was appointed as Chairman of Acxsys Corporation. Mr. Wintermans is Chair of the Junior Achievement of Canada Foundation, a not for profit organization running the Canadian Business Hall of Fame.

John Fraser
Director, President and Chief Executive Officer, has served as a Director since January 2003 and as our Secretary and Treasurer from January 2003 until September 16, 2005. On September 16, 2005, Mr. Fraser was appointed as our President and Chief Executive Officer for a minimum period of three months, replacing Stephane Solis. On September 14, 2006, Mr. Fraser was appointed as permanent President and Chief Executive Officer. He was a partner for twenty years with KPMG Canada until January 1998. For the last four years of his career with KPMG, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms. In February 2004, J G Fraser & Associates became a partner in Catalyst Consulting, a private Canadian consulting firm providing management consulting services to law firms and law departments in Canada and internationally. From July 1999 to August 2002, Mr. Fraser was a director of ePhone Telecom Inc. (OTCBB: EPHO). Mr. Fraser served as a Director for Asia Payment Systems, Inc. (OTCBB: APYM) from September 2002 to June 2006. From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX: YWL). He was also a director of Hincks Dellcrest, a non-profit organization located in Toronto, Canada, until June 27, 2008.

Jean-Marc Fortier
Director, has served as a Director since June 2008. Mr. Jean-Marc Fortier has been a member of the Québec Bar Association since 1971. He also holds an MBA from the Richard Ivey School of Business Administration and a Master of Laws from the McGill Institute of Air and Space Law. From 1999 until 2004, he served as senior officer of BCE Media Inc., a subsidiary of BCE Inc. During the same period, Mr. Fortier also served as chairman and director of certain affiliates of BCE Media, operating in the media and satellite service sectors. He was also executive vice-president of TQS Inc., a private Québec broadcaster. Since 2004, Mr. Fortier has been a senior legal advisor with a Montreal law firm and, at the beginning of 2008, he joined the firm Robinson Sheppard Shapiro where he is presently acting as senior counsel and advisor in corporate finance, merger and acquisitions, natural resources and aerospace matters, both on a domestic and international level.

Bernard Bougie
Director, has served as a director since December 2005. A Chartered Accountant (Canada) and an expert in financial information, Mr. Bougie was with Deloitte & Touche from 1975 to 2004, a leading accounting and consulting firm, and became a partner in 1982. Mr. Bougie is on various Boards of companies and non-profit organizations, and is a member of the Institute of Corporate Directors (Canada).

André Maréchal
Corporate Secretary and Chief Financial Officer, has served as a chief financial officer since April 2008, and as corporate secretary since May, 2008. Since December 2007, he has served as Vice-President of Finance and Administration of Avensys Inc., the Company’s wholly-owned subsidiary, and from 2002 to 2007 he was Director of Finance and Administration of Avensys Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended June 30, 2008 have not been filed timely:

Form 4	Bernard Bougie, Director, filed on January 07, 2008

Form 4	Jos Wintermans, Director, filed on January 07, 2008

Form 3	André Maréchal, CFO & Corporate Secretary, filed on April 28, 2008

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

Name	Age	Position Held
Bernard Bougie	59	Director, Audit Committee Chairman
Jos J. Wintermans	61	Director, Chairman of the Board of Directors
Jean-Marc Fortier	59	Director

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

Name	Age	Position Held
Jos J. Wintermans	61	Director, Compensation Committee Chairman and Board
		of Directors Chairman
Bernard Bougie	59	Director, Audit Committee Chairman
Jean-Marc Fortier	59	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information regarding our Chief Executive Officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2008, 2007 and 2006 exceeded $100,000:

					Long Term
		Annual Compensation			Compensation Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen -sation ($)

Andre Monette	2007	45,000	0	0	0	0	0	0
Treasurer and Chief	2006	160,000	59,000	0	0	0	0	0
Financial Officer
(resigned Sept. 2006)

John Fraser	2008	315,320	0	0	0	600,000	0	0
President and Chief	2007	265,000	133,500	0	0	1,500,000	0	0
Executive Officer	2006	171,000	0	0	0	500,000	0	0
(appointed President
and CEO Sept 2005)

André Maréchal	2008	29,151	0	0	0	450,000	0	0
Chief Financial officer
and Corporate Secretary
(appointed Chief
Financial officer in April 2008 and Corporate Secretary
In May 2008)

Tony Giuliano	2008	181,250	0	0	0	0	0	0
(resigned Apr. 2008)	2007	110,500	33,000	0	0	150,000	0	0

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

As of October 17, 2008, stock options to purchase 18,953,489 shares had been granted of which 5,973,686 options had been exercised, 2,590,530 had been forfeited and 10,286,773 are outstanding. As at October 17, 2008, we have 3,739,541 stock options available for issuance.

STOCK OPTION GRANTS TO OFFICERS AND DIRECTORS DURING THE FISCAL YEAR

	Number of	% of Total
	Securities	Options
	Underlying	Granted to	Exercise
	Options/SARs	Employees in	of Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Sh)	Date
John Fraser	600,000	19.35%	$0.09	01/04/2013
Bernard Bougie	100,000	3.22%	$0.08	12/07/2012
Jos Wintermans	100,000	3.22%	$0.08	11/15/2012
André Maréchal	150,000	4.84%	$0.07	06/27/2013
André Maréchal	300,000	9.68%	$0.09	01/04/2013

Aggregated Stock Options Exercised by Officers and Directors in Last Fiscal Year and Fiscal Year End Stock Option Values

			Number of Securities		Value of Securities
	Shares	Value	Underlying Stock		Underlying Stock
	Acquired on	Realized	Options at FY-End (#)		Options at FY-End ($)
Name	Exercised (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John Fraser	0	$0	1,575,000	1,100,000	$126,000	$94,000
Jos Wintermans	0	$0	275,000	25,000	$22,000	$2,000
John H. Simons	0	$0	200,000	0	$16,000	$0
Bernard Bougie	0	$0	275,000	25,000	$22,000	$2,000
André Maréchal	0	$0	135,703	450,000	$15,784	$36,750

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

COMPENSATION OF DIRECTORS

Each non-executive director is paid a base fee of CAD$15,000 per year. Fees are payable quarterly. In addition non-executive Directors will receive 50,000 options to purchase shares of the Company at $0.00001 upon their appointment to the board, and 100,000 options per annum vested quarterly to purchase shares of the Company at the market price prevailing at the date of appointment. Directors may, in addition, receive a fee for devoting special attention to the business of Avensys which is outside the scope of ordinary duties, or where any business journey must be undertaken. Current fees are:

•	CAD $25,000 per annum for acting as chair of the Board of Directors of the Company;

•	CAD $15,000 per annum for acting as a chair of the Audit Committee;

•	CAD $5,000 per annum for acting as a chair of any other Committee;

•	CAD $1,000 per meeting of the Board or Committee; if special circumstances warrant board meetings of less than 90 minute duration and are conducted by phone, this amount will be reduced to CAD $250;

•	CAD $1,000 per day for work which is outside the scope of ordinary duties as a board or committee member;

•	a traveling allowance covering out-of-pocket expenses for travel and accommodation while on Avensys business;

INDEMNIFICATION

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement, actually and reasonably incurred by the officer or director, if such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Corporation, and with respect to any criminal action or proceeding, if the Corporation has no reasonable cause to believe the officer or director’s conduct was unlawful.

With respect to a derivative action, we may indemnify an officer or director who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure judgment in the Corporation’s favor by reason of the fact that such person is or was a Director, Trustee, Officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director, Trustee, Officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees) and amount paid in settlement, actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to the amounts paid in settlement, the settlement of the suit or action was in the best interest of the Corporation; provided, however, that no indemnification shall be made in respect of any claim, or matter as to which such person shall have been adjudged to be liable for gross negligence or willful misconduct in the performance of such person’s duty to the Corporation unless and only to the extent that, the court in which such action or suit was brought shall determine upon application that, despite circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court shall deem proper.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 17, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our directors and named executive officers; and (iii) our directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Except as otherwise indicated, the address for each person is our address at 400 Montpellier Blvd., Montreal, Quebec, Canada H4N 2G7.

Name of Beneficial Owner	Direct Amount of Beneficial Ownership		Position	Percent of Class [2]

John Fraser	3,345,000	[1]	President and Chief Executive Officer and a Director	3.38%

André Maréchal	585,503		Chief Financial Officer, and Corporate Secretary	*

Jos J. Wintermans	300,000	[3]	Director	*

Bernard Bougie	300,000	[3]	Director, Chairman of the Audit Committee	*

Jean-Marc Fortier	100,000	[4]	Director	*

All officer and Directors as a Group (5 Persons)	4,630,503			4.67%

* less than 1%

[1] John Fraser was appointed President and CEO on September 14, 2006.
[2] Based on 99,086,152 shares of common stock issued and outstanding as of October 17, 2008
[3] Options to purchase an aggregate of 150,000 shares of common stock have been granted to newly appointed Directors pursuant to the Company's 2006 Nonqualified Stock Option Plan. Of this amount, 50,000 are exercisable upon appointment at an exercise price of $0.0001 per share. The remaining 100,000 are vested quarterly at the Market Price on the date of their respective appointments to the Board of Directors. The aforementioned options have ten year terms.
[4]  Options to purchase an aggregate of 100,000 shares of common stock have been granted on October 2, 2008, vesting quarterly for four quarters, exercisable at $0.06 per share. The aforementioned options have ten year terms.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of interim financing by shareholders, we purchased management services from Capex Investments Limited during fiscal year 2003. Capex is owned and controlled by Robert Clarke, who is a former member of our Board of Directors. Capex and related parties also paid certain operations expenses directly and advanced funds for working capital during fiscal year 2003. The amounts due are non-interest bearing, unsecured, and have no fixed terms of repayment. The amount due to related parties, including Capex, as of June 30, 2008 is $40,000.

ITEM 14.	EXHIBITS

3.1	Articles of Incorporation of Avensys Corporation dated June 22, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.2	Bylaws of Avensys Corporation dated July 13, 2000 (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.3	Avensys Corporation Specimen Stock Certificate (as incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on September 29, 2000).

3.4	Amended Articles of Incorporation (as incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 18, 2003).

3.5	Amended Articles of Incorporation (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on November 7, 2005).

10.1	Avensys Debenture dated February 28, 2005 (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006)

10.2	Form of Note and Warrant Purchase Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.3	Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.4	Form of Pledge and Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

10.5	Form of Series B Subordinated Secured Convertible Promissory Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 17, 2006).

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

10.20
Form of the 6 % Original Issue Discount Senior Secured Note dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.30	Form of the Warrant dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.40	Form of Advisory Warrant dated August 22, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.50	Form of Registration Rights Agreement dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.60	Form of Working Capital Note dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.70	Form of Security Agreement dated September 24, 2007 (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 27, 2007).

10.80	List of Subsidiaries (as incorporated by reference to the registrant's Registration Statement on Form SB-2 filed on August 14, 2006).

16.1	Consent of Raymond Chabot Grant Thorton LLP.

31.1	Certification of pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 15.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$251,074
2007	$203,046

(2)   Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$22,973
2007	$78,796

(3)   Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$27,418
2007	$45,888

(4)   All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	Nil
2007	Nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of October 2008.

AVENSYS CORPORATION
(Registrant)

BY:	/s/ John G. Fraser
John Fraser, President and Chief Executive Officer (Principal Executive Officer)

/s/ André Maréchal
André Maréchal, Chief Financial Officer, Corporate Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ John Fraser	President and Chief Executive Officer	October 17,2008
John G. Fraser	(Principal Executive Officer)

/s/ André Maréchal	Chief Financial Officer, Corporate Secretary and Treasurer
André Maréchal	(Principal Financial and Accounting Officer)	October 17, 2008

/s/ Jean-Marc Fortier	Director	October 17, 2008
Jean-Marc Fortier

/s/ Jos J. Wintermans	Chairman of the Board of Directors	October 17, 2008
Jos J. Wintermans

/s/ Bernard Bougie	Director, Audit Committee Chairman	October 17, 2008
Bernard Bougie