Form 10-Q
period 2008-09-30
Avensys CORP
filed 2008-11-14
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 000-33199

AVENSYS CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	88-0467845
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

400 Montpellier Blvd. Montreal, Quebec Canada H4N 2G7 (Address of principal executive offices) (514) 904-6030 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant's Common Stock, $0.00001 par value per share, outstanding as of November 11, 2008 was 99,086,152.

Avensys Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Index

Interim Consolidated Balance Sheets	F-1

Interim Consolidated Statements of Operations and Comprehensive Loss	F-2

Interim Consolidated Statements of Cash Flows	F-3

Interim Consolidated Statement of Stockholders’ Equity	F-5

Notes to Interim Consolidated Financial Statements	F-6

Avensys Corporation
Interim Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	September 30,	June 30,
	2008	2008
	$	$
ASSETS
Current Assets

Cash and cash equivalents	202,646	369,396
Accounts receivable, net of allowance for doubtful accounts of $48,996 and $50,053, respectively	5,265,641	5,121,058
Other receivables (Note 5)	1,966,661	1,924,767
Inventories (Note 5)	2,310,780	2,178,686
Prepaid expenses and deposits	153,682	149,213
Current assets of discontinued operations (Note 4)	90,144	94,196
Total Current Assets	9,989,554	9,837,316

Property and equipment, net	2,288,118	2,490,215
Intangible assets	3,585,100	3,879,086
Goodwill	4,450,637	4,644,864
Deferred financing costs	379,691	404,630
Deposits	166,596	84,363

Total Assets	20,859,696	21,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable and accrued liabilities (Note 5)	6,130,423	6,401,379
Bank and other loans payable (Note 7)	3,271,753	2,431,948
Current portion of long-term debt (Note 10)	122,618	122,423
Current portion of balance of purchase price (Note 8)	91,125	92,818
Current liabilities of discontinued operations (Note 4)	84,555	88,245
Total Current Liabilities	9,700,474	9,136,813

Long-term debt, less current portion (Note 10)	163,507	191,352
Convertible debentures (Note 11)	1,493,733	1,299,412
Balance of purchase price payable (Note 8)	1,383,263	1,706,363
Derivative financial instruments (Note 9)	1,439,557	1,363,543

Total Liabilities	14,180,534	13,697,483
Non-controlling Interest	7,374	7,677

Stockholders’ Equity
Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 99,086,152 and 99,036,152 issued and outstanding, respectively	990	990
Additional Paid-in Capital	38,265,736	38,223,391
Accumulated other comprehensive income	1,380,975	1,817,006
Deficit	(32,975,913)	(32,406,073)

Total Stockholders’ Equity	6,671,788	7,635,314

Total Liabilities and Stockholders’ Equity	20,859,696	21,340,474

Going Concern (Note 1)
Contingencies (Note 15)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended
	September 30,
	2008	2007
	$	$

Revenue	5,691,250	4,798,008

Cost of Revenue	3,930,061	2,749,392

Gross Margin	1,761,189	2,048,616

Operating Expenses

Depreciation and amortization	231,282	208,891
Selling, general and administration	1,770,159	1,564,008
Research and development	396,782	464,311
Total Operating Expenses	2,398,223	2,237,210

Loss from Operations	(637,034)	(188,594)

Other Income (Expenses)

Other income (expenses), net	1,724	11,951
Loss on redemption of convertible debentures	-	(1,422,577)
Interest expense, net	(74,788)	(308,980)
Debentures and balance of purchase price accretion (Note 8)	(302,568)	(226,536)
Loss on extinguishment of debt (Note 8)	(47,044)	-
Change in fair value of derivative financial instruments (Note 9)	332,136	(271,829)
Total Other Income (Expenses)	(90,540)	(2,217,971)
Net Loss Before Income Tax Benefit	(727,574)	(2,406,565)

Income Tax Benefit - Refundable tax credits (Note 16)	157,752	169,001

Net Loss before Non-Controlling Interest	(569,822)	(2,237,564)

Non-Controlling Interest	(18)	(139)
Net Loss from Continuing Operations	(569,840)	(2,237,703)

Results of Discontinued Operations (Note 4)	-	95,851
Net Loss	(569,840)	(2,141,852)

Basic and diluted earnings (loss) per share
From Continuing Operations	(0.01)	(0.02)
From discontinued operations	-	-
Net Loss per share - Basic and Diluted	(0.01)	(0.02)
Weighted Average Common Shares Outstanding	99,072,565	95,212,000

Statement of Comprehensive Loss
Net Income (Loss)	(569,840)	(2,141,852)
Foreign currency translation adjustments	(436,031)	781,187
Comprehensive Loss	(1,005,871)	(1,360,665)

Going Concern (Note 1)
Contingencies (Note 15)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended
	September 30,
	2008	2007
	$	$

Net Loss	(569,840)	(2,141,852)

Results of discontinued operations	-	(95,851)
Adjustments to reconcile net loss to cash generated by (used in) operating activities
Stock-based compensation	42,345	112,039
Expenses settled with issuance of common shares	-	17,500
Depreciation and amortization	306,129	297,351
Non-cash financial and other expenses	147,056	38,110
Non-controlling interest	18	139
Loss on redemption of convertible debentures	-	1,422,577
Loss on extinguishment of debt (Note 8)	47,044	-
Debentures and balance of purchase price accretion	302,568	226,536
Change in fair value of derivative financial instruments	(332,136)	271,829
Amortization of deferred financing costs	23,846	23,588
Changes in operating assets and liabilities
(Increase) in accounts receivables	(274,125)	(54,615)
(Increase) in inventories	(309,463)	(197,672)
(Increase) decrease in other receivables	(157,752)	174,507
(Increase) in prepaid expenses and other assets	(103,386)	(47,057)
Increase (decrease) in accounts payable and accrued liabilities	23,415	(584,897)
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	(854,281)	(537,768)
Net Cash Generated by (Used In) Operating Activities from Discontinued Operations	-	347,495
Net Cash (Used In) Operating Activities	(854,281)	(190,273)

Investing Activities
Purchase of property and equipment	(50,162)	(88,516)
Disposal of property and equipment	-	36,484
Net Cash Generated by (Used in) Investing Activities from Continuing Operations	(50,162)	(52,032)
Net Cash Generated by (Used in) Investing Activities	(50,162)	(52,032)

Financing Activities
Proceeds (repayment) of bank and working capital credit line	842,806	64,524
Repayment of convertible debentures	-	(136,722)
Proceeds from issue of senior secured convertible debentures (Note 11)	-	3,726,621
Redemption of secured convertible debentures	-	(3,440,421)
Long term debt proceeds	-	(20,098)
Long term debt repayments	(19,158)	-
Proceeds from investment tax credit financing	-	570,071
Repayments of investment tax credit financing	-	(94,509)
Proceeds from capital leases	15,647	1,927
Repayments of capital leases	(8,561)	(5,282)
Net Cash Generated by Financing Activities from Continuing Operations	830,734	666,111
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	-	(406,335)
Net Cash Generated by Financing Activities	830,734	259,776
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(93,041)	167,055
(Decrease) Increase in Cash and Cash Equivalents	(166,750)	184,526

Cash and Cash Equivalents – Beginning of period	369,396	481,023

Cash and Cash Equivalents – End of period	202,646	665,549

Going Concern (Note 1)
Contingencies (Note 15)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended
	September 30,
	2008	2007
	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for repayment of secured convertible notes, Series B	-	52,192
Issuance of common shares pursuant to cashless exercise of warrants	-	28
Issuance of stock options for debt settlement
Issuance of common shares to settle outstanding payables	-	17,500
Supplemental Disclosures

Interest (paid) earned from continuing operations	(60,858)	(72,337)

Going Concern (Note 1)
Contingencies (Note 15)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)

			Additional		Accumulated Other		Total
	Common Shares		Paid-In	Deferred	Comprehensive		Stockholders’
	Number of	Amount	Capital	Compensation	Income	Deficit	Equity
	Shares	$	$	$	$	$	$
Balance, June 30, 2007	93,437,654	934	36,727,893	-	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	249,479	-	-	-	249,479
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	-	17,500
Issuance of Senior Secured Convertible OID Note	-	-	1,176,383		-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186		-	-	52,192
Common stock issued pursuant to cashless exercise of warrants	2,759,235	28	(28)	-	-	-	-
Common stock issued to settle placement agent fees on issuance of Senior Secured Convertible OID Note	1,477,273	15	(15)		-	-	-
Common stock issued to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc.	462,035	4	(4)		-	-	-
Translation adjustment					548,384		548,384
Net loss for the period						(3,120,523)	(3,120,523)

Balance, June 30, 2008	99,036,152	990	38,223,391	-	1,817,006	(32,406,073)	7,635,314
Balance, June 30, 2008	99,036,152	990	38,223,391	-	1,817,006	(32,406,073)	7,635,314
Stock-based compensation	-	-	42,345	-	-	-	42,345
Common stock issued in connection with the exercise of stock options under the Company’s nonqualified employee stock option plan	50,000	-					-
Translation adjustment					(436,031)		(436,031)
Net loss for the period						(569,840)	(569,840)

Balance, September 30, 2008	99,086,152	990	38,265,736	-	1,380,975	(32,975,913)	6,671,788

Going Concern (Note 1)
Contingencies (Note 15)

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

1.	Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Avensys Corporation (the “Company”) will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Furthermore, the Company’s operating subsidiary, Avensys Inc. (“AVI”), maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at September 30, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility (Note 7(a)) and Senior Secured Convertible Debenture (Note 11). Subsequent to September 30, 2008, the Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. AVI is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its growing operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at September 30, 2008. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

Management has taken steps to revise the Company’s operating and financial requirements. During the first quarter of fiscal 2009, as described in Note 8, the Company amended an agreement with the former shareholders of ITF Optical Technologies. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 or the issuance of CAD $1,500,000 in Company shares at a reference share price of $0.342 between April and October 2009. The amended agreement stipulates:

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

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at September 30, 2008 are located across Canada. The Company currently derives all of its revenues from its subsidiary. As discussed in Note 17, the Company operates two reporting segments, Fiber Technologies and Solutions, corresponding to the Avensys Technologies and Avensys Solutions divisions of AVI, as follows:

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
September 30, 2008

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars, the reporting currency.

Interim Financial Information

The financial information presented as at September 30, 2008 and for the three month periods ended September 30, 2008 and 2007 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2008. Other than for elements described in Recent Accounting Pronouncements below, significant accounting policies of the Company are consistent with those described in the notes to the audited consolidated financial statements of June 30, 2008.

Advertising

The Company’s advertising costs, which amounted to $12,795 for the quarter ended September 30, 2008 and $4,304 for the quarter ended September 30, 2007 are expensed as incurred.

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

Deferred Financing Fees

Costs incurred in connection with financing activities are deferred and amortized using the straight-line basis over the expected life of the related agreements ranging from one to five years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations and comprehensive loss. During the quarter ended September 30, 2007, the Company wrote-off approximately $371,000 of deferred financing costs associated with the redemption of Series B Subordinated Secured Convertible Debentures, which are included in loss on redemption of convertible debentures in the consolidated statement of operations and comprehensive loss.

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

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

a)	Recent Accounting Pronouncements Adopted During Fiscal Year 2009

In February 2007, FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS 159 beginning on July 1, 2008. The adoption of this standard did not have a significant impact on the consolidated financial position and results of operations of the Company.

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of additional information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is permitted. The Company adopted the provisions of SFAS 161 beginning on July 1, 2008 and presents the fair values and gains and losses of derivative instruments in Note 9.

b)	Recent Accounting Pronouncements Adopted During Fiscal Year 2008

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
September 30, 2008

Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

c)	Recent Accounting Pronouncements Not Yet Adopted

The following represent recent accounting pronouncements not yet adopted that have not been previously discussed in the notes to the audited financial statements of June 30, 2008 or for which the Company is updating its description of evaluation of impact.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company intends to adopt to adopt SFAS 160 effective January 1, 2009 and is currently evaluating the impact of the adoption of the provisions of SFAS 160 on its consolidated financial statements.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

4.	Discontinued Operations

As described in the notes to the June 30, 2008 audited consolidated financial statements of the Company:

•
The operations of C-Chip Technologies Corporation (North America), a subsidiary of the Company (“C-Chip”) were ceased on February 6, 2008. Starting in the third quarter of Fiscal 2008, the former operations of C-Chip were classified as discontinued operations as the Company ceased to derive any cash flows from the prior C-Chip activities.

•	The operations of Canadian Security Agency (2004) Inc. (“CSA”), a wholly-owned subsidiary of the Company, have been classified as discontinued operations since the fourth quarter of Fiscal 2006.

The carrying values of the major classes of assets and liabilities of discontinued operations, included under the ‘Current assets of discontinued operations’ and ‘Current liabilities of discontinued operations’ captions in the consolidated balance sheet, are as follows:

	September 30, 2008			June 30, 2008
	C-Chip	CSA	Total	C-Chip	CSA	Total
	$	$	$	$	$	$
Cash and cash equivalents	30,171	520	30,691	31,560	589	32,149
Accounts receivable	52,660	-	52,660	54,958	-	54,958
Prepaid Expenses	6,793	-	6,793	7,089	-	7,089
Current assets of discontinued operations	89,624	520	90,144	93,607	589	94,196

Accounts Payable and accrued liabilities	84,555	-	84,555	88,245	-	88,245
Other loans payable		-	-	-	-	-
Current liabilities of discontinued operations	84,555	-	84,555	88,245	-	88,245

Summary results of discontinued operations for the three-month periods ended September 30, 2008 and 2007 are as follows:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	-	171,872	-	171,872	-	-

Pre-tax earnings (loss) from Discontinued Operations	-	95,851	-	95,851	-	-

After tax earnings (loss) from Discontinued Operations	-	95,851	-	95,851	-	-
Gain on extinguishment of loan	-	-	-	-	-	-

Results of discontinued operations	-	95,851	-	95,851	-	-

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

5.	Balance Sheet Details

	September 30,	June 30,
	2008	2008
	$	$

Other Receivables
Investment tax credits receivable	1,930,982	1,854,095
Sales tax receivable	34,872	65,416
Other	807	5,256
	1,966,661	1,924,767
Inventories
Raw materials	929,120	905,988
Work in process	543,995	314,105
Finished goods	837,665	958,593
	2,310,780	2,178,686
Accounts Payable and Accrued Liabilities
Accounts payable	3,971,883	4,085,102
Payroll and benefits	1,336,964	1,801,437
Income taxes payable	-	1,614
Rent payable	-	36,200
Deferred revenue	481,034	138,338
Lease termination	23,414	24,408
Provision for Warranty	299,694	282,234
Other	17,434	32,046
	6,130,423	6,401,379

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

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

ITF Laboratories Inc. (“ITF Labs”) provides research & development to AVI and other parties. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three months ended September 30, 2008, since AVI is the primary beneficiary. The impact of including the accounts of ITF Laboratories Inc. in the consolidated balance sheet as at September 30, 2008 consists of the following additions:

•	Current assets of $3,454,457 (June 30, 2008 - $2,785,075)
•	Net property and equipment of $839,353 (June 30, 2008 - $916,421)
•	Intangible assets of $218,628 (June 30, 2008 - $237,834)
•	Current liabilities of $1,331,247 (June 30, 2008 - $1,370,102)

The impact on the consolidated statement of operations for three months ended September 30, 2008 and 2007 was:

•	Increase in revenue of $939,932 and $362,441, respectively
•	Increase in expenses of $1,137,194 and $542,818, respectively, including an amount for research and development expenses of $396,782 and $345,619, respectively
•	Increase in the income tax benefit from refundable investment tax credits of $157,752 and $176,589, respectively

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

7.	Bank and Other Loans Payable

The details of bank and other loans payable is as follows:

	September 30,	June 30,
	2008	2008
	$	$

Senior Secured Working Capital Note of the Company, bearing interest at 8.5%, maturing November 2, 2008 ($500,000), November 29, 2008 ($600,000) and January 1, 2009 ($500,000) (Note 7 (a))	1,600,000	1,000,000
Secured bank line of credit of AVI, bearing interest at Canadian bank prime rate plus 1.5% (Note 7 (b))	1,028,851	843,540
Investment tax credit financing of AVI, bearing interest at 18%, repayable on demand (Note 7 (c))	642,902	588,408
	3,271,753	2,431,948

a)
In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 11), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). On November 2, 2007, the Company obtained $500,000 from the Facility in the form of a Senior Secured Working Capital Note (“WC Note”), bearing interest at 8.5% payable at maturity, maturing on February 2, 2008. The Company renewed the $500,000 WC Note on the same terms and the maturity date was extended to November 2, 2008 - the maturity date was subsequently extended to January 2, 2009 with a payable balance of $510,861, representing the original $500,000 WC Note including $10,861 of unpaid interest. On April 1, 2008, the Company obtained an additional $500,000 WC Note from the Facility bearing interest at 8.5% payable at maturity, maturing on July 1, 2008, which was extended to January 1, 2009 on the same terms and conditions. The Company obtained a further $600,000 WC Note from the Facility, also bearing interest at 8.5% payable at maturity, maturing on November 29, 2008. In the normal course of operations, these notes mature ninety days after issuance and are subject to maturity dates being extended and the notes are therefore renewed on maturity. As discussed in Note 1, subsequent to September 30, 2008, the Company obtained a waiver, from the holder of the WC Notes, for a failed condition of the Facility which resulted from the triggering of a cross-default clause.

b)
AVI maintains a line of credit from a financial institution for an authorized amount of $1,277,955 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at September 30, 2008 amounted to $1,028,851 (CAD $1,094,904) (June 30, 2008 $843,540 - CAD $860,157). AVI’s accounts receivable totaling $4,401,104 (CAD $4,683,655) and inventories totaling $1,790,211 (CAD $1,905,143) serve as guarantees for the line of credit. As discussed in Note 1, according to terms of the credit agreement, AVI is subject to certain financial covenants which were not respected as at September 30, 2008.

c)
ITF Labs obtained investment tax credit financing during the quarter ended September 30, 2007 in the amount of $588,408 (CAD $600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Labs. On July 30, 2008, ITF Labs refinanced the investment tax credit loan at which time interest and fees were added to the principal, resulting in a loan balance of $642,902 (CAD $684,176).

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

8.	Balance of Purchase Price Payable

Balance of purchase payable is classified as a liability in the consolidated balance sheet of the Company, measured at net present value and accreted to the face amount using the effective interest rate method to the first date a payment would be required. Balance of purchase price accretion is recorded in the Statement of Operations The following table illustrates the book values of these balances of purchase price payable at June 30, 2008 and September 30, 2008:

				Net Present Value at
	Transaction	Maturity /	Effective	June	September
	Date	Expiry Date	Interest Rate	30, 2008	30, 2008

Willer Transaction (Note 8 (a))	03/31/2008	01/30/2009	10%	92,818	91,125
Willer Transaction (Note 8 (a))	03/31/2008	01/29/2010	10%	84,470	82,926

				177,288	174,051

ITF Transaction (Note 8 (b))	04/18/2006	04/01/2009	30%	1,621,893	-
ITF Transaction - Amendment (Note 8 (b))	09/11/2008	10/01/2010	30%	-	1,300,337
				1,621,893	1,300,337
Total				1,799,181	1,474,388

a)	As part of the acquisition in 2008 of the net operating assets of Willer Engineering Ltd (“Willer Transaction”), the Company has recorded a balance of purchase price payable.

In the case of the Willer Transaction, the initial purchase price incurred for the operating assets acquired included balances of purchase price payable, measured at net present value and accreted to the face amount using an effective interest rate of 10% to the dates payments would be first required - January 30, 2009 and January 29, 2010.

b)
As part of the acquisition in 2006 of the manufacturing and research and development assets of ITF Optical Technologies Inc. (“ITF Transaction”), the Company entered into a shareholder agreement which stipulated that, between April 1, 2009 and October 1, 2009, each ITF Preferred Shareholder shall have an option to (i) sell their shares in ITF Labs’ ownership to AVI for its proportionate share of CAD $2,000,000 to be paid in cash, or (ii) exchange their shares in ITF Labs’ ownership for 3,826,531 freely tradable shares of Company common shares at a reference per share price of $0.342; the equivalent of CAD $1,500,000 (the “put option”). The option of the ITF Preferred Shareholders to sell their shares in ITF Labs ownership to AVI was recorded as a balance of purchase price payable with an embedded beneficial conversion feature, treated as a derivative liability (Note 9). The balance of purchase price payable was measured at net present value and accreted to the face amount using an effective interest rate of 30% to the first date a payment could be required.

On September 11, 2008, the Company and the ITF Preferred Shareholders amended the shareholder agreement described above as follows:

•
The date permitting the exercise of the put option by the ITF Preferred Shareholders is postponed by 18 months from April 1, 2009 to October 1, 2010. The date at which the put option expires has also been postponed from October 1, 2009 to December 31, 2010.

•
Avensys Inc. will also raise the total amount of the share consideration from CAD $1,500,000 to CAD $2,000,000, plus interest, and will reduce the reference price from $0.342 to $0.11, should the Preferred Holders choose to exercise the put option for their proportionate amount of common shares of the Company.

•
AVI will pay interest at 10% annually from April 1, 2009 until the date of exercise of the put option on each ITF Preferred Shareholder’s proportional share of the consideration, should they choose to exercise their options.

The Company accounted for the amendment to the shareholder agreement as a debt extinguishment in accordance with EITF issue 96-19. As such, the debt component and the derivative liability component were re-evaluated as at September 11, 2008, to give effect to the amendment, and the carrying values were changed, as follows:

	Carrying Value
	Prior to	After	Gain (Loss) on
	Amendment	Amendment	Extinguishment

Debt Component	1,626,144	1,271,073	355,072
Derivative Liability Component	710	402,826	(402,116)
Total	1,626,854	1,673,899	(47,044)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

9.	Derivative Financial Instruments

The acquisition of the manufacturing and research and development assets of ITF Optical Technologies Inc. in 2006, the issuance of Series B Subordinated Secured Convertible Debentures in 2006, and the issuance of the Senior Secured Original Issue Discount Convertible Debenture in 2007 each resulted in the recognition of derivative liabilities due to embedded conversion option features and warrants present in the associated liabilities. These embedded conversion options and warrants are classified as derivative liabilities and measured at fair value using the Black-Scholes Model. Changes in fair values of derivative liabilities are recorded in the Statement of Operations. The following table illustrates the values of the Company’s derivative liabilities at June 30, 2008 and September 30, 2008 and the resulting gain or loss recorded in the statement of operations:

			Value at
	Maturity /	# of underlying	June	September	Gain (Loss) on
	Expiry Date	Shares	30, 2008	30, 2008	Changes in Fair Value

Senior Secured Convertible Debenture

Series P warrants	09/24/2012	8,091,403	226,032	187,673	38,359
Beneficial Conversion Option - Convertible debenture	09/24/2012	39,516,148	1,086,304	921,192	165,112
			1,312,336	1,108,865	203,471

Serie B Subordinated Secured Convertible Debentures
Series Y Warrants	11/09/2010	145,005	2,628	1,987	641
Series Z Warrants	11/09/2010	2,175,063	39,413	29,810	9,603
Series W Warrants (placement fees)	11/09/2010	711,490	2,886	1,721	1,165
Series Y Warrants (placement fees)	11/09/2010	17,789	322	244	78
Series Z Warrants (placement fees)	11/09/2010	266,810	4,835	3,657	1,178
			50,084	37,419	12,665

Conversion Option on Balance of Purchase Price (Note 8)

ITF Optical Technologies Inc. assets acquisition	04/01/2009	3,826,531	1,123	-	368
ITF Optical Technologies Inc. assets acquisition (amended)	10/01/2010	20,074,832	-	293,273	115,632
			1,123	293,273	116,000
Total			1,363,543	1,439,557	332,136

10.	Long-Term Debt

	September 30,	June 30,
	2008	2008
	$	$

Mortgage loan secured by AVI's intangible and movable tangible assets (September 30, 2008 - CAD $182,000; June 30, 2008 - CAD $203,000), bearing interest at the lender's prime rate (September 30, 2008 - 6.25%; June 30, 2008 - 6.75%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	171,020	199,079

Capital lease obligations (September 30, 2008 - CAD $99,777; June 30, 2008 - CAD $92,396), bearing interest between 9.07% and 16.23%, maturing between February 2010 and April 2012	93,758	90,610

Secured note (September 30, 2008 - CAD $22,718; June 30, 2008 - CAD $24,560) bearing no interest, payable in 48 monthly instalments of $614, maturing October 2011.	21,347	24,086
	286,125	313,775
Less: Current portion of long-term debt	122,618	122,423
Long-term debt	163,507	191,352

Remaining principal payments, by fiscal year, on long-term debt and capital leases are as follows:

$

2009	91,532
2010	120,545
2011	64,165
2012	9,883
2013	-
Total	286,125

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

11.	Convertible Debenture

	September 30,	June 30,
	2008	2008
	$	$
Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012.	1,493,733	1,299,412

Principal payments on the convertible debenture for the next five fiscal years are as follows:

$
2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
2013	392,409
4,708,900
Less: Impact of accretion / present value	3,215,167
Total	1,493,733

During the first quarter of fiscal 2008, the Company received a $3.4 million secured loan facility from Imperium Master Fund, LTD (the “Investor”) in connection with the redemption of previously issued convertible debentures. The terms of the loan facility state that interest will be paid by the Company on the unpaid principal amount at an annual rate equal to 8.5%. It was the intention of the Company and the Investor to replace the secured loan facility with a comprehensive refinancing to facilitate a capital restructuring that would provide the Company with additional working capital and credit facilities. On September 24, 2007, the Company entered into a Securities Purchase and Loan Agreement (“SPL Agreement”) with the Investor for the sale of a 6% Senior Secured Original Issue Discount Convertible Debenture (“Convertible Note”) in the amount of $4,708,900. The principal value and the gross proceeds of the Convertible Note is $4,000,000. The gross proceeds were used to repay the secured loan facility of $3.4 million, being the amount which had been used to repay the previously issued convertible debentures, with the balance of funds, $0.6 million, for the Company’s working capital purposes.

The Convertible Debenture matures on September 24, 2012 and the original principal amount is convertible into common shares of the Company at a conversion price of $0.11. The principal value will accrete to the value of the Convertible Note over a two-year period and will subsequently accrue interest at 6%. Monthly installments of principal and interest will be payable commencing after the second year up to the maturity date. The SPL Agreement also provides the holder of the Convertible Note with Series Q warrants to purchase, subject to adjustment, 20,276,190 shares of the Company’s outstanding common stock on a fully diluted basis. On August 22, 2007, the Company issued to the holder of the Convertible Note Series P warrants, representing compensation for advisory services rendered to the Company, to purchase up to 5% of the Company’s outstanding common stock, initially amounting to 8,091,403 shares and subject to adjustment, on a fully diluted basis. The warrants have an exercise price of $0.11, subject to adjustment, and expire after five years. In addition, the SPL Agreement provides the Company with a $2,500,000 Working Capital Facility (Note 7 (a)).

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs are amortized on a straight-line basis over the term of the Convertible Debenture. At September 30, 2008, the outstanding principal amount on the Convertible Debenture was $4,346,776.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Convertible Debenture (continued)

The following table illustrates the values of the various components of the financing at June 30, 2008 and September 30, 2008.

		Maturity /	# of underlying	Value at June	Value at September
	Issue Date	Expiry Date	Shares	30, 2008	30, 2008

Derivative Liabilities

Series P warrants	09/24/2007	09/24/2012	8,091,403	226,032	187,673
Beneficial Conversion Option - Convertible debenture	09/24/2007	09/24/2012	39,516,148	1,086,034	921,192
				1,312,066	1,108,865
Carrying Value of Original Issue Discount Senior Secured Convertible Debenture

Convertible debenture	09/24/2007	09/24/2012		1,299,412	1,493,733

Additional Paid-In Capital

Common stock issued for fees (1)	09/24/2007			162,500	162,500
Warrants issued for fees	09/24/2007		1,936,937	53,624	53,624
Series Q warrants	09/24/2007		20,276,190	960,259	960,259
				1,176,383	1,176,383
Total				3,787,861	3,778,981

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

The SPL Agreement with respect to this Convertible Debenture contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL Agreement, as defined in the SPL Agreement; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Debenture, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Debenture provided however that the Company could have a certain maximum amount of outstanding bank debt. At September 30, 2008, all the covenants contained within this Convertible Debenture were respected, except as discussed in Note 1. Subsequent to September 30, 2008, the Company obtained a waiver from its lenders for a failed condition of the Senior Secured Convertible Debenture which resulted from the triggering of a cross-default clause.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

12.	Common Stock

At September 30, 2008, the Company had authority to issue 500,000,000 shares of common stock. The Company had 99,086,152 common shares outstanding at September 30, 2008 compared to 99,036,152 on June 30, 2008. The company issued 50,000 shares on July 25, 2008 in connection with the exercise of stock options under the Company’s nonqualified employee stock option plan.

13.	Common Stock Reserved for Future Issuance

At September 30, 2008 common stock of the Company, reserved for future issuance, was as follows:

	September 30,	June 30,
	2008	2008

Stock Options (Note 14 (a))
Options outstanding	10,236,773	10,036,773
Available for awards	3,739,541	3,989,541

Stock Plan (1)
Available for awards	3,750,000	3,750,000

Warrants (Note 14 (b))	44,125,399	44,125,399

Conversion feature of OID Senior Secured Convertible Note	39,516,148	38,714,119
	101,367,861	100,615,832

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

14.	Stock Options and Warrants

a)	Stock Options

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

During the three months ended September 30, 2008, 250,000 stock options were granted to employees and directors with exercise prices equivalent to the market price on the respective grant dates (3,100,000 for the year ended June 30, 2008).

A summary of the changes in the Company's common share stock options is presented below:

	September 30, 2008		June 30, 2008
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)

Balance at beginning of period	10,036,773	0.35	8,661,070	0.42

Granted	250,000	0.07	3,100,000	0.09
Exercised	(50,000)	0.00001	-	-
Forfeited	-	-	(1,724,297)	(0.18)
Balance at end of period	10,236,773	0.35	10,036,773	0.35

Additional information regarding options outstanding as at September 30, 2008 is as follows:

	Outstanding			Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
Exercise prices	Number of	contractual	exercise price	Number of	exercise price
$	shares	life (years)	$	shares	$

0.00 - 0.25	4,039,834	5.06	0.09	1,589,834	0.09
0.26 - 0.50	3,078,189	5.37	0.31	2,528,189	0.31
0.51 - 0.75	1,895,000	0.80	0.67	1,895,000	0.67
0.76 - 1.00	1,223,750	1.01	0.83	1,223,750	0.83
	10,236,773	3.87	0.35	7,236,773	0.44

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Stock Options and Warrants (continued)

Stock Options (continued)

The weighted average fair value of options granted for the three month periods ended September 30, 2008 and 2007 was $0.03 and nil, respectively, as summarized below.

	Number of options		Weighted average exercise price		Weighted average grant- date fair value
	September 30		September 30		September 30
	2008	2007	2008	2007	2008	2007
Options granted during the year ended June 30, 2008 and 2007, exercise prices equal to market price at time of grant	250,000	-	0.07	-	0.03	-

The Company recognized stock-based compensation for employees and directors in the amount of $42,345 and $112,039 for the three month periods ended September 30, 2008 and 2007, respectively. The amount of stock based compensation for the three months ended September 30, 2007 includes $64,684 for the departure of the president of AVI in July 2007.

The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Three month periods
	September 30,
	2008	2007
Risk - free interest rate	1.96%	-
Expected volatility	100%	-
Expected life of stocks options (in years)	4.00	-
Assumed dividends	None	-

As at September 30, 2008, the Company has $215,500 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of four years (June 30, 2009 - $121,587, June 30, 2010 - $37,825, June 30, 2011 - $37,108, June 30, 2012 - $18,891).

Options for 50,000 Company common stock shares were exercised during the three months ended September 30, 2008 at an exercise price of $0.00001, while zero stock options were exercised during the year ended June 30, 2008. The impact to cash receipts from the exercise of stock options is included in financing activities in the accompanying consolidated statements of cash flows.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at September 30 and June 30, 2008

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

15.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five fiscal years are as follows:

$
2009	318,148
2010	270,810
2011	31,418
2012	1,982
2013	-
622,358

The Company leases premises for its various offices located across Canada. Total rent expense was $106,067 and $105,264 for the three month periods ended September 30, 2008 and 2007, respectively.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $256,819 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

16.	Research and Development Investment Tax Credits

The Company’s investment tax credit recovery for the three months ended September 30, 2008 was negatively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2007. As a result of these revisions, which relate to new information obtained following the taxation authorities’ examination, the investment tax credit recoveries pertaining to the year ended June 30, 2007 were determined to be $59,057 less than expected. The resulting unfavorable adjustment to investment tax credits receivable was recorded during the three months ended September 30, 2008. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the period. The Company’s income tax provision for the three months ended September 30, 2008 includes only such tax credits, arising from research and development activities. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

17.	Segment Disclosure

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

For the three month period ended September 30, 2008

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	3,347,989	2,343,261	5,691,250

Cost of net revenues	2,512,656	1,417,405	3,930,061
Marketing and sales expense	125,486	734,961	860,447
General and administrative expense	338,343	279,479	617,822
Research and development expense	396,782	-	396,782
Depreciation and amortization expense	79,363	31,543	110,906

Direct costs	3,452,630	2,463,389	5,916,019

Direct contribution	(104,641)	(120,128)	(224,769)
Other operating expenses & indirect costs of net revenues			(412,265)

Loss from Operations			(637,034)

Other income (expense)			1,724
Loss on redemption of convertible debentures			-
Interest expense, net			(74,788)
Debenture accretion and change in fair value of derivative financial instruments			29,568
Loss on extinguishment of debt			(47,044)
Income Tax Benefit - Refundable tax credits (*)			157,752
Non-Controlling Interest			(18)

Net Loss from Continuing Operations			(569,840)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Segment Disclosure (continued)

For the three month period ended September 30, 2007

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	3,685,292	1,112,717	4,798,009

Cost of net revenues	2,069,524	679,868	2,749,392
Marketing and sales expense	93,258	368,045	461,303
General and administrative expense	163,227	110,847	274,074
Research and development expense	464,311	-	464,311
Depreciation and amortization expense	59,636	6,305	65,941

Direct costs	2,849,956	1,165,065	4,015,021

Direct contribution	835,336	(52,348)	782,988
Other operating expenses & indirect costs of net revenues (+)			(971,582)

Loss from Operations			(188,594)

Other income (expense)			11,951
Loss on redemption of convertible debentures			(1,422,577)
Interest expense, net			(308,980)
Debenture accretion and change in fair value of derivative financial instruments			(498,365)
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			169,001
Non-Controlling Interest			(139)

Net Loss from Continuing Operations			(2,237,703)

(*) - Relates entirely to the Research & Development activities of the Fiber Technologies segment.
(+) - Includes $212,000 of salary expense related to the departure of the President of AVI in July 2007.

Revenue generated from two customers of the Company’s Fiber Technologies segment for the years ended June 30, 2008 and 2007 was approximately as follows:

	Three months ended September 30,
	2008	2007
	$	$

Customer 1	816,464	2,468,983
Customer 2	1,156,332	477,139
	1,972,796	2,946,122

The outstanding receivable balances for these customers at September 30, 2008 amounted to $1,706,522 (Customer 1 represented $481,750 and Customer 2 represented $1,224,772).

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
September 30, 2008

Segment Disclosure (continued)

The Company’s assets are allocated as follows:

	September 30,	June 30,
	2008	2008
	$	$

Fiber Technologies	9,186,863	9,101,193
Solutions	4,018,908	3,977,932
All Other (*)	7,653,925	8,261,349
	20,859,696	21,340,474

(*) includes Avensys Corp. assets (including goodwill and intangible assets identified in the acquisition of Avensys Inc. during February 2005) which cannot be allocated to either of the reporting segments.

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. The revenues for the three months ended September 30, 2008 and 2007 for the Americas include approximately $1,268,000 and $2,724,000, respectively, of sales to the United States of America and $2,404,000 and $1,162,000, respectively, of sales to Canada. The revenues for Asia for the three months ended September 30, 2008 and 2007 include sales of $1,269,000 and $506,000, respectively, to China.

Geographic Information

	2008	2007
	$	$
Revenues
Americas	3,671,367	3,887,915
Europe	623,873	355,344
Asia	1,396,010	554,749

Total	5,691,250	4,798,008

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three month periods ended September 30, 2008 and 2007 as included in this Form 10-Q.

CORPORATE OVERVIEW

Avensys Corporation (“Avensys”) operates two divisions, through its wholly owned subsidiary Avensys Inc.:

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

For the three month period ended September 30, 2008, Avensys’ revenues were $5.7 million, compared to $4.8 million for the same period last year. Revenues for the three month period were 18.6% ahead of revenues for the same period last year. Avensys’ loss from operations for the three month period was $637,000, compared to a loss from operations of $189,000 for the same period last year. The gross margin of $1.8 million for the quarter was 30.9% as a percentage of sales compared with $2.0 million and 42.7% a year earlier.

Net cash used in operating activities from continuing operations during the three month period ended September 30, 2008, totaled $854,000, as compared with net cash used of 538,000 for the same period last year.

Net loss for the three month period ended September 30, 2008 was $570,000, compared with $2.1 million for the same period a year earlier.

Avensys Tech Division of Avensys Inc.

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe to the telecommunications, fiber laser, and sensors industries. It currently operates in three vertical markets within the photonics industry: the telecommunications market, the growing fiber laser market, and, the fiber sensor market.

The telecom segment represents about 72% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 28% of optical sales. Our traditional terrestrial telecom components and fiber laser components, developed by our R&D partner ITF labs, saw important growth, while DPSK demodulators (“Differential Phase Shift Keying”) and undersea telecom components had a major role in the overall reduction in revenues at Avensys Tech. We received smaller than usual orders for undersea telecom components during the first quarter. On another note, Avensys Tech has surpassed the mark of 42,614 Fiber Bragg Gratings (FBG) units shipped during the first quarter of fiscal 2009. This milestone was achieved through a steady growth in the monthly production of FBG’s and represents an increase of 199% compared to 14,268 units shipped during the same period last year.

Our DPSK product is now adopted by the telecom industry. Consequently, we expect substantial volume growth in the next years but also a pressure on cost reduction. To face this challenge ITF Labs, our R&D partner, undertook a major R&D project two years ago to design the new generation of our demodulators, the micro-DPSK. On February 20, 2008, ITF Labs announced the R&D completion of its micro-DPSK. This device is designed small enough to be incorporated into the industry standard 300-pin Multi-Source Agreement (MSA) compliant transponder package, and will be available with bitrates for 40Gb/s DPSK and DQPSK with free-spectral-range from 20 GHz to 70GHz. The device has the lowest loss and highest extinction ratio on the market with an almost insignificant polarization dependency of less than 1.5% of free-spectral range. All dimensions of the device have been reduced, making this the thinnest, fastest tuning, lowest power consumption product available on the market which enables the integration of either DPSK or DQPSK formats into the MSA package.

Many Tier 1 and Tier 2 companies are currently developing their own platforms. So far, we have distributed demonstration micro-DPSKs and the reception is encouraging. We recently received the first purchase order for 40 units for some beta productions. The majority of our customers are targeting to start their production in January 2009.

Finally, the micro-DPSK design allows significant cost reduction and high manufacturing yield, two key parameters to win the business on competitiveness side. ITF Labs anticipates transferring the production of its micro-DPSK to Avensys Tech in the second quarter of 2009.

Three major fiber laser providers have chosen to incorporate our technology into their product lines. Optical sensors remain part of our long term strategy, although the current growth of this market segment is still limited to the single digit range. Recently, our partner, ITF Labs has won another overseas military contract to build leading edge high power fiber laser components and systems.

The demonstration of above kilowatt operation of our fiber laser components as well as our successes with DPSK demodulator modules and sensors constitute three areas where we see new sources of revenue that are clearly part of our long term path to success. In addition, the undersea telecom market has been rich in new initiatives with recent announcement for various long haul systems. Avensys Tech, as one of the few components companies in the world with undersea certified production lines, is often an indirect beneficiary of such large scale projects.

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

We anticipate that this market will experience overall growth and consolidation as the private and public sectors recognize the value of sustainable development and environmentally responsible behavior. Following the acquisition of operations of Willer Engineering on March 28, 2008, we completed the integration of the teams, including territory coverage optimization, and product cross-training. We have also focused on achieving the expected economies of scale related to overhead expenses, including the adaption of our eQRP systems to encompass Willer’s business activities, the rationalization of combined promotional efforts and marketing tools, the streamlining of our finance and accounting processes.

We have harmonized our processes and successfully undergone ISO re-certification, a key requirement to qualify has a vendor in several of our markets.

Our Systems Integration teams has doubled in size and was successful in booking orders approaching $1.8M, with the majority of these orders deliverables within the first two quarters of the fiscal year. This is, for the most part, attributable to our industrial customer base, a segment where complex applications often require the integration of several technologies into a turn-key solution.

The portion of our revenues stemming from our traditional environmental business has remained relatively stable despite the downward pressure on market prices resulting from the strength of the Canadian dollar. Overall, Avensys Solutions revenues for the quarter ended September 30, 2008 have grown by 110.6% over the same quarter in previous year, a significant portion of this growth being attributable to the acquisition of Willer Engineering’s assets.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months Ended September 30,
	2008	2007	Change	Change
	$	$	$	%
Revenue	5,691,250	4,798,008	893,242	18.6%
Cost of Revenue	3,930,061	2,749,392	1,180,669	42.9%
Gross margin	1,761,189	2,048,616	(287,427)	-14.0%
Gross Margin as % of Revenue	30.9%	42.7%

Operating expenses
Depreciation and amortization	231,282	208,891	22,391	10.7%
Selling, general and administration	1,770,159	1,564,008	206,151	13.2%
Research and development	396,782	464,311	(67,529)	-14.5%
Total Operating expenses	2,398,223	2,237,210	161,013	7.2%

Operating (loss) gain	(637,034)	(188,594)	(448,440)	237.8%

Other income (expenses)	(90,540)	(2,217,971)	2,127,431	-95.9%
Income tax benefits - refundable tax credits	157,752	169,001	(11,249)	-6.7%
Non-Controlling interest	(18)	(139)	121	-87.1%
Results of discontinued operations	-	95,851	(95,851)	-100.0%
Net (loss) income for the period	(569,840)	(2,141,852)	1,572,012	-73.4%

Foreign currency translation adjustments	(436,031)	781,187	(1,217,218)
Comprehensive income	(1,005,871)	(1,360,665)	354,794	-26.1%

Revenue

Sales from the Avensys Tech and Avensys Solutions divisions of Avensys Inc., for the three month period ended September 30, 2008, account for 100% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	3,347,989	59%	3,685,292	77%	(337,303)	-9.2%
Avensys Solutions	2,343,261	41%	1,112,717	23%	1,230,544	110.6%
Revenue	5,691,250		4,798,009		893,241	18.6%

Our revenues for the three month period ended September 30, 2008 increased by 18.6%, over the same period in the previous year. The three month increase is primarily due to the Willer acquisition, contributing to a 110.6% increase in revenues at the Avensys Solutions division. Avensys Tech saw its revenue decrease by 9.2% primarily due to reduced order sizes for undersea telecom components during the three months ended September 30, 2008.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 69.1% for the three month period ended September 30, 2008 compared with 57.3% for the same period in the previous year. Gross margin, relative to revenues, for the three month period ended September 30, 2008 decreased as a result of decreasing margins at Avensys Tech. Avensys Tech saw increases in the costs of production, for three months ended September 30, 2008, primarily due to significantly increased sales of lower margin products.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three month period ended September 30, 2008 increased by $22,391 over the same period in 2007. Avensys continues to invest in production equipment to keep pace with the significant increases in revenues.

Selling General and Administrative expenses
Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses for the three month period ended September 30, 2008 increased by $206,151 compared to the same period in 2007. SG&A are composed of the following:

	Three Months Ended September 30,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	192,397	93,846	98,551	105.0%
Marketing and Sales	185,552	109,694	75,858	69.2%
Payroll and related expenses	1,141,768	1,109,112	32,656	2.9%
Professional fees	231,227	227,820	3,407	1.5%
Travel	17,916	22,760	(4,844)	-21.3%
Other	1,300	776	524	67.5%
Selling, General and Administrative Expenses	$1,770,160	$1,564,008	$206,152	13.2%

General and administrative expenses and Marketing and sales expenses for the three month period ended September 30, 2008 increased compared with the same periods in the previous year primarily due to the addition of the operations acquired in the Willer transaction.

Research and Development

For the three months ended September 30, 2008, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three month period ended September 30, 2008 decreased by $67,529 compared with the same period in 2007. The three month period decrease is primarily attributable to a reduction in process optimization research compared to the previous year at ITF Labs.

Stock Based Compensation

Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three month period ended September 30, 2008, was $42,345 compared to $112,039 for the same period last year. The decreases in stock based compensation expenses are primarily attributed to the decrease in the quantities and calculated fair values of employee stock options issued during the year ended June 30, 2008. The fair value of the employee stock options is determined using the Black-Scholes Model and the expenses are recorded evenly over the vesting period on each stock option grant.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended September 30,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	1,724	11,951	(10,227)	-85.6%
Loss on redemption of convertible debentures	-	(1,422,577)	1,422,577	-100.0%
Interest expense, net	(74,788)	(308,980)	234,192	-75.8%
Debentures and balance of purchase price accretion	(302,568)	(226,536)	(76,032)	33.6%
Loss on extinguishment of debt	(47,044)	-	(47,044)	N/A
Change in fair value of derivative financial instruments	332,136	(271,829)	603,965	-222.2%
Other income (expenses)	$(90,540)	$(2,217,971)	$2,127,431	-95.9%

Refundable Tax Credits

Refundable tax credits for the three month period ended September 30, 2008, decreased by $11,249, compared with the same period in 2007. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the year. The Company’s income tax provision for the three month period ended September 30, 2008 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the three months ended September 30, 2008 was negatively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2007. As a result of these revisions, which relate to new information obtained following the taxation authorities’ examination, the investment tax credit recoveries pertaining to the year ended June 30, 2007 were determined to be $59,057 less than expected. The resulting unfavorable adjustment to investment tax credits receivable was recorded during the three months ended September 30, 2008. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the period. The Company’s income tax provision for the three months ended September 30, 2008 includes only such tax credits, arising from research and development activities. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

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

	Avensys Tech
	Three Months Ended September 30,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	3,347,989	3,685,292	(337,303)	-9.15%

Cost of net revenues	2,512,656	2,069,524	443,132	21.41%
Marketing and sales expense	125,486	93,258	32,228	34.56%
General and administrative expense	338,343	163,227	175,116	107.28%
Research and development expense	396,782	464,311	(67,529)	-14.54%
Depreciation and amortization expense	79,363	59,636	19,727	33.08%

Direct costs	3,452,630	2,849,956	602,674	21.15%

Direct contribution	(104,641)	835,336	(939,977)	-112.53%

Direct costs for the Avensys Tech division increased 21.1% for the three month period ended September 30, 2008, over the same period in the previous year, primarily due to increased marketing and sales and general and administrative expenses.

	Avensys Solutions
	Three Months Ended September 30,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	2,343,261	1,112,717	1,230,544	110.6%

Cost of net revenues	1,417,405	679,868	737,537	108.5%
Marketing and sales expense	734,961	368,045	366,916	99.7%
General and administrative expense	279,479	110,847	168,632	152.1%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	31,544	6,305	25,239	400.3%

Direct costs	2,463,389	1,165,065	1,298,324	111.4%

Direct contribution	(120,128)	(52,348)	(67,780)	129.5%

Direct costs for the Avensys Solutions division increased 111.4% for the three month period ended September 30, 2008, over the same period in the previous year. The growth in direct costs is highlighted by an increase in general and administrative expenses associated with the administrative salaries from the Willer acquisition and increased training costs.

Net Loss

Our net loss of $569,840 for the three month period ended September 30, 2008 represents an improvement of $1,667,863 compared to the net loss of $2,237,210 for the same period in 2007. This improvement primarily resulted from the loss of $1,422,577 on redemption of convertible debentures for the three month period ended September 30, 2007, compared to zero for the same period in 2008; offset by a $287,427 reduction in gross profit and a $161,013 increase in operating expenses.for the three month period ended September 30, 2008, compared to the same period last year.

We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets, the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities") and the Senior Secured OID Convertible Note issued in September 2007. These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are, consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At September 30, 2008 and 2007, our share price was $0.06 and $0.095 a share, respectively, which impacted the fair values of the derivative liabilities on our balance sheet at those dates and reduced our net loss for the three month period ended September 30, 2008 by $332,136 and increased our net loss for the three month period ended September 30, 2007 by $271,829.

Financial Condition, Liquidity and Capital Resources

As discussed in Note 1 to the financial statements the Company’s operating subsidiary, Avensys Inc., maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at September 30, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility and Senior Secured Convertible Debenture. The Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. Avensys Inc. is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its growing operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at September 30, 2008. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

During the first quarter of fiscal 2009, as described in Note 8 to the financial statements, the Company amended an agreement with the former shareholders of ITF Optical Technologies. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 between April and October 2009.

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys Inc. have been supported primarily from revenue from the sales of its products and services.

As at September 30, 2008, net working capital decreased to $289,080, compared to net working capital of $700,503 at June 30, 2008. Included in these figures for net working capital:

	September 30,	June 30,
	2008	2008	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	202,646	369,396	(166,750)	-45%
Receivables	7,232,302	7,045,825	186,477	3%
Inventory	2,310,780	2,178,686	132,094	6%
Other current assets	243,826	243,409	417	0%
Current assets	9,989,554	9,837,316	152,238	2%

Accounts payable and accrued liabilities	6,130,423	6,401,379	(270,956)	-4%
Loans payable	3,394,371	2,554,371	840,000	33%
Other current liabilities	175,680	181,063	(5,383)	-3%
Current Liabilities	9,700,474	9,136,813	563,661	6%

Net working capital	289,080	700,503	(411,423)	-59%

During the three month period ended September 30, 2008, the Company, having produced a net loss of $569,840, used $854,281 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company used $32,970 of cash to fund Operating Activities from continuing operations. During the three month period ended September 30, 2007, the Company, having produced a net loss of $2,141,852, used $537,768 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $171,966 of cash to fund Operating Activities from continuing operations.

An analysis of the three month periods is as follows:

	Three Months Ended September 30,
	2008	2007	Change
	$	$	$
Net (loss) income	(569,840)	(2,141,852)	1,572,012
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	536,870	2,313,818	(1,776,948)
	(32,970)	171,966	(204,936)
Change in accounts receivable and other receivables	(431,877)	119,892	(551,769)
Change in accounts payable and accrued liabilities	23,415	(584,897)	608,312
Change in other current assets and current liabilities	(412,849)	(244,729)	(168,120)
Net cash generated by (used in) operating activities from continuing operations	$(854,281)	$(537,768)	(316,513)

During the three month period ended September 30, 2008, we mainly financed our operations through the Senior Secured Working Capital Notes and the cash flows generated by Avensys through the sales of products and services.

Selected Balance Sheet information:

	As of September 30,	As of June 30,
	2008	2008
	$	$
Total Assets	20,859,696	21,340,474
Current Liabilities	9,700,474	9,136,813
Long-Term Liabilities	4,480,060	4,560,670
Non-Controlling Interest	7,374	7,677
Total Stockholder's Equity	6,671,788	7,635,314

The 480,778 decrease in total assets is attributable to decreases in long-lived assets due to depreciation and amortization and the impact of foreign currency translation, offset by increases in accounts receivable and inventories. The $563,661 increase in current liabilities is mainly attributable to an increase in bank and other loans payable, offset by a decrease in accounts payable and accrued liabilities. The decrease in in long-term liabilities is primarily attributable to the debt extinguishment and revaluation of the balance of purchase price payable described in Note 8 to the financial statements, offset by increases in convertible debentures due to accretion.

As of September 30, 2008, the Company had 99,086,152 issued and outstanding shares compared to 99,036,152 on June 30, 2008. The increase in common shares is due to the issuance of 50,000 common shares in connection with the exercise of stock options under the Company’s nonqualified employee stock option plan.

Stock options outstanding at September 30, 2008 totaled 10,236,773 at a weighted average exercise price of $0.35 and have a weighted average remaining contractual life of 3.87 years. Stock options outstanding at June 30, 2008 totaled 10,036,773 at a weighted average exercise price of $0.35 and had a weighted average remaining contractual life of 4.05 years.

Senior Secured OID convertible Debentures

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

The Convertible Note contains events of default that would permit the Investor to demand repayment. At September 30, 2008, certain failed covenants with a financial institution triggered a cross-default clause within the Convertible Note. However, the Company has obtained waivers with respect to the cross-default clause for the Working Senior Secured Convertible Debenture.

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

There have been no significant changes during the first quarter of fiscal year 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended June 30, 2008, Other than for elements described in Recent Accounting Pronouncements below.

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies the option, at specified election dates, to measure financial assets and liabilities at their current fair value, with the corresponding changes in fair value from period to period recognized in the income statement. Additionally, SFAS 159 establishes presentation and disclosure requirements designated to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS 159 beginning on July 1, 2008. The adoption of this standard did not have a significant impact on the consolidated financial position and results of operations of the Company.

In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of additional information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is permitted. The Company adopted the provisions of SFAS 161 beginning on July 1, 2008 and presents the fair values and gains and losses of derivative instruments in Note 9 to the financial statements.

The following represent recent accounting pronouncements not yet adopted that have not been previously discussed in the notes to the audited financial statements of June 30, 2008 or for which the Company is updating its description of evaluation of impact.

a)
In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company intends to adopt to adopt SFAS 160 effective January 1, 2009 and is currently evaluating the impact of the adoption of the provisions of SFAS 160 on its consolidated financial statements.

b)
In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company intends to adopt FSP FAS 142-3 effective January 1, 2009 and to apply its provisions prospectively to recognized intangible assets acquired after that date.

c)
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

On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $256,819 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 29, 2008, the Company filed a Form 12b-25, relating to the late filing of the Company’s 10-K report, since the Company’s financial information on a consolidated basis could not be completed without resolving certain accounting issues relating to the valuation and presentation of certain balance sheet items. The Company resolved these accounting issues and filed its year-end Form 10-K report on October 17, 2008.

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

10.1 Form of Toll Cross Securities Warrant (as incorporated by reference to the Issuer's Form SB-2 filed with the Securities and Exchange Commission on October 22, 2007).

10.2 Form of Securities Purchase and Loan Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28 2007).

10.3 Form of the 6 % Original Issue Discount Senior Secured Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.4 Form of Imperium Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.5 Form of Imperium Advisory Warrant (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on August 28, 2007).

10.6 Form of Registration Rights Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.7 Form of Working Capital Note (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.8 Form of Security Agreement (as incorporated by reference to the Issuer's Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

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

32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008.

AVENSYS CORPORATION (Registrant)

BY:	/s/ John Fraser
John Fraser, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ André Maréchal
André Maréchal, Chief Financial Officer,
(Principal Financial and Accounting Officer)