Form 10-Q
period 2008-12-31
Avensys CORP
filed 2009-02-13
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

The number of shares of the registrant's Common Stock, $0.00001 par value per share, outstanding as of February 10, 2009 was 99,086,152.

Avensys Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations and Comprehensive Loss	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity	F–5

Notes to Interim Consolidated Financial Statements	F–6

Avensys Corporation
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	December 31,	June 30,
	2008	2008
	$	$
ASSETS
Current Assets

Cash and cash equivalents	177,241	369,396
Accounts receivable, net of allowance for doubtful accounts of $67,652 and $50,053, respectively	4,360,222	5,121,058
Other receivables (Note 5)	1,929,490	1,924,767
Inventories (Note 5)	2,310,854	2,178,686
Prepaid expenses and deposits	105,309	149,213
Current assets of discontinued operations (Note 4)	78,662	94,196
Total Current Assets	8,961,778	9,837,316

Property and equipment, net	1,904,500	2,490,215
Intangible assets	2,982,755	3,879,086
Goodwill (Note 18)	-	4,644,864
Deferred financing costs	333,107	404,630
Deposits	140,236	84,363
Total Assets	14,322,376	21,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable and accrued liabilities (Note 5)	5,720,034	6,401,379
Bank and other loans payable (Note 7)	2,631,836	2,431,948
Current portion of long-term debt (Note 10)	110,392	122,423
Current portion of convertible debentures (Note 11)	261,514	-
Current portion of balance of purchase price (Notes 8 and 11)	81,529	92,818
Current liabilities of discontinued operations (Note 4)	73,878	88,245
Total Current Liabilities	8,879,183	9,136,813

Long-term debt, less current portion (Note 10)	119,233	191,352
Convertible debentures, less current portion (Note 11)	1,455,600	1,299,412
Balance of purchase price payable (Note 8)	1,294,283	1,706,363
Derivative financial instruments (Note 9)	558,815	1,363,543
Total Liabilities	12,307,114	13,697,483
Non-controlling Interest	-	7,677

Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 99,086,152 and 99,036,152 issued and outstanding, respectively	990	990
Additional Paid-in Capital	38,308,415	38,223,391
Accumulated other comprehensive income	33,194	1,817,006
Deficit	(36,327,337)	(32,406,073)
Total Stockholders’ Equity	2,015,262	7,635,314

Total Liabilities and Stockholders’ Equity	14,322,376	21,340,474

Going Concern (Note 1)
Contingencies (Note 15)
                     (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	$	$	$

Revenue	5,396,271	4,080,420	11,087,521	8,878,428

Cost of Revenue	3,593,635	2,811,805	7,523,696	5,561,197

Gross Margin	1,802,636	1,268,615	3,563,825	3,317,231

Operating Expenses

Depreciation and amortization	204,459	281,076	435,741	489,967
Selling, general and administration	1,501,464	1,545,928	3,271,623	3,109,936
Loss on impairment of goodwill (Note 18)	3,888,644	-	3,888,644	-
Research and development	357,263	697,951	754,045	1,162,262

Total Operating Expenses	5,951,830	2,524,955	8,350,053	4,762,165

Loss from Operations	(4,149,194)	(1,256,340)	(4,786,228)	(1,444,934)

Other Income (Expenses)

Other income (expenses), net	17,535	(9,612)	19,259	2,339
Loss on redemption of convertible debentures	-	-	-	(1,422,577)
Financial expenses, net	44,675	(160,563)	(30,113)	(469,543)
Debentures and balance of purchase price accretion (Note 8)	(307,727)	(218,694)	(610,295)	(445,230)
Loss on extinguishment of debt	-	-	(47,044)	-
Change in fair value of derivative financial instruments (Note 9)	844,530	610,694	1,176,666	338,865

Total Other Income (Expenses)	599,013	221,825	508,473	(1,996,146)
Net Loss Before Income Tax Benefit	(3,550,181)	(1,034,515)	(4,277,755)	(3,441,080)

Income Tax Benefit - Refundable tax credits (Note 16)	198,757	425,422	356,509	594,423

Net Loss before Non-Controlling Interest	(3,351,424)	(609,093)	(3,921,246)	(2,846,657)

Non-Controlling Interest	-	(160)	(18)	(299)
Net Loss from Continuing Operations	(3,351,424)	(609,253)	(3,921,264)	(2,846,956)

Results of Discontinued Operations (Note 4)	-	189,429	-	285,280

Net Loss	(3,351,424)	(419,824)	(3,921,264)	(2,561,676)

Basic and diluted earnings (loss) per share

From Continuing Operations	(0.03)	(0.01)	(0.04)	(0.03)
From Discontinued Operations	-	-	-	0.00
Net Loss per share - Basic and Diluted	(0.03)	(0.00)	(0.04)	(0.03)

Weighted Average Common Shares Outstanding	99,086,152	97,096,800	99,079,359	96,154,500

Statement of Comprehensive Loss

Net Loss	(3,351,424)	(419,824)	(3,921,264)	(2,561,676)

Foreign currency translation adjustments	(1,347,781)	84,699	(1,783,812)	865,886

Comprehensive Loss	(4,699,205)	(335,125)	(5,705,076)	(1,695,790)

Going Concern (Note 1)
Contingencies (Note 15)
                     (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	$	$	$

Net Loss	(3,351,424)	(419,824)	(3,921,264)	(2,561,676)

Results of discontinued operations	-	(189,429)	-	(285,280)
Adjustments to reconcile net loss to cash generated by (used in) operating activities
Stock-based compensation	42,679	40,107	85,024	152,146
Expenses settled with issuance of common shares	-	-	-	17,500
Depreciation and amortization	265,817	320,323	571,946	617,674
Non-cash financial and other expenses	(216,586)	83,185	(69,530)	121,295
Loss on impairment of goodwill (Note 18)	3,888,644	-	3,888,644	-
Non-controlling interest	-	160	18	299
Loss on redemption of convertible debentures	-	-	-	1,422,577
Loss on extinguishment of debt (Note 8)	-	-	47,044	-
Debentures and balance of purchase price accretion	307,727	218,694	610,295	445,230
Change in fair value of derivative financial instruments	(844,530)	(610,694)	(1,176,666)	(338,865)
Amortization of deferred financing costs	20,766	33,870	44,612	57,458
Changes in operating assets and liabilities
Decrease in accounts receivables	515,756	92,764	241,631	38,149
(Increase) in inventories	(400,358)	(461,957)	(709,821)	(659,629)
(Increase) decrease in other receivables	(186,022)	(325,074)	(343,774)	(150,567)
(Increase) decrease in prepaid expenses and other assets	33,564	73,085	(69,822)	26,028
Increase in accounts payable and accrued liabilities	458,618	800,244	482,033	215,347
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	534,651	(344,546)	(319,630)	(882,314)
Net Cash Generated by (Used In) Operating Activities from Discontinued Operations	-	(356,007)	-	(8,512)
Net Cash (Used In) Operating Activities	534,651	(700,553)	(319,630)	(890,826)
Investing Activities
Purchase of property and equipment	(37,487)	(324,128)	(87,649)	(412,644)
Disposal of property and equipment	-	1,253	-	37,737
Purchase of a minority interest	(6,474)	-	(6,474)	-
Net Cash Generated by (Used in) Investing Activities from Continuing Operations	(43,961)	(322,875)	(94,123)	(374,907)
Net Cash Generated by (Used in) Investing Activities	(43,961)	(322,875)	(94,123)	(374,907)
Financing Activities
Proceeds (repayment) of bank and working capital credit line	(452,674)	449,192	390,132	513,716
Repayment of convertible debentures	-	-	-	(136,722)
Proceeds from issue of senior secured convertible debentures (Note 11)	-	-	-	3,726,621
Redemption of secured convertible debentures	-	-	-	(3,440,421)
Long term debt proceeds	-	50,113	-	30,015
Long term debt repayments	(21,611)	(21,348)	(40,769)	(21,348)
Proceeds from investment tax credit financing	-	-	-	570,071
Repayments of investment tax credit financing	-	-	-	(94,509)
Proceeds from capital leases	5,939	2,097	21,586	4,024
Repayments of capital leases	(7,563)	(4,227)	(16,124)	(9,509)
Net Cash Generated by Financing Activities from Continuing Operations	(475,910)	475,827	354,824	1,141,938
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	-	-	-	(406,335)
Net Cash Generated by Financing Activities	(475,910)	475,827	354,824	735,603
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40,186)	377,491	(133,227)	544,546
(Decrease) Increase in Cash and Cash Equivalents	(25,405)	(170,110)	(192,155)	14,416
Cash and Cash Equivalents – Beginning of period	202,646	665,549	369,396	481,023
Cash and Cash Equivalents – End of period	177,241	495,439	177,241	495,439

Going Concern (Note 1)
Contingencies (Note 15)
                     (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	$	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for repayment of secured convertible notes, Series B	-	52,192	-	52,192
Issuance of common shares pursuant to cashless exercise of warrants	-	28	-	28
Issuance of common shares to settle outstanding payables	-	17,500	-	17,500

Supplemental Disclosures

Interest (paid) earned from continuing operations	(74,614)	(72,337)	(74,614)	(72,337)

Going Concern (Note 1)
Contingencies (Note 15)
                     (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-In	Comprehensive		Stockholders’
	Number of	Amount	Capital	Income	Deficit	Equity
	Shares	$	$	$	$	$

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	249,479	-	-	249,479
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	17,500

Issuance of Senior Secured Convertible OID Note	-	-	1,176,383	-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186	-	-	52,192
Common stock issued pursuant to cashless exercise of warrants	2,759,235	28	(28)	-	-	-
Common stock issued to settle placement agent fees on issuance of Senior Secured Convertible OID Note	1,477,273	15	(15)	-	-	-
Common stock issued to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc.	462,035	4	(4)	-	-	-
Translation adjustment				548,384		548,384
Net loss for the period					(3,120,523)	(3,120,523)

Balance, June 30, 2008	99,036,152	990	38,223,391	1,817,006	(32,406,073)	7,635,314
Stock-based compensation	-	-	85,024	-	-	85,024
Common stock issued in connection with the exercise of stock options	50,000	-	-	-	-	-
Translation adjustment	-	-	-	(1,783,812)	-	(1,783,812)
Net loss for the period	-	-	-	-	(3,921,264)	(3,921,264)

Balance, December 31, 2008	99,086,152	990	38,308,415	33,194	(36,327,337)	2,015,262

Going Concern (Note 1)
Contingencies (Note 15)
                     (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

1.	Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Avensys Corporation (the “Company”) will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Furthermore, the Company’s operating subsidiary, Avensys Inc. (“AVI”), maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at December 31, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility (Note 7(a)) and Senior Secured Convertible Debenture (Note 11). Subsequent to December 31, 2008, the Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. AVI is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at December 31, 2008. The Company’s continuation as a going concern is dependent upon the continued support of lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

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

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at December 31, 2008 are located across Canada. The Company currently derives all of its revenues from its subsidiary. As discussed in Note 17, the Company operates two reporting segments, Fiber Technologies and Solutions, corresponding to the Avensys Technologies and Avensys Solutions divisions of AVI, as follows:

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
December 31, 2008

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars, the reporting currency.

Interim Financial Information

The financial information presented as at December 31, 2008 and for the three and six month periods ended December 31, 2008 and 2007 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2008. Other than for elements described in Recent Accounting Pronouncements below, significant accounting policies of the Company are consistent with those described in the notes to the audited consolidated financial statements of June 30, 2008.

Advertising

The Company’s advertising costs, which amounted to $20,317 and $33,112 for the three and six month periods ended December 31, 2008, respectively, and $23,013 and $27,317 for the three and six month periods ended December 31, 2007, respectively, are expensed as incurred.

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

Transactions concluded in foreign currencies are converted into the functional currency using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of recurring revenue and expense transactions. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the financial expenses caption in the statement of operations. Non-monetary assets and liabilities are recorded in the functional currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

The carrying values of the major classes of assets and liabilities of discontinued operations, included under the ‘Current assets of discontinued operations’ and ‘Current liabilities of discontinued operations’ captions in the consolidated balance sheet, are as follows:

	December 31, 2008			June 30, 2008
	C-Chip	CSA	Total	C-Chip	CSA	Total
	$	$	$	$	$	$
Cash and cash equivalents	26,301	415	26,717	31,560	589	32,149
Accounts receivable	46,010	-	46,010	54,958	-	54,958
Prepaid Expenses	5,935	-	5,935	7,089	-	7,089
Current assets of discontinued operations	78,246	415	78,662	93,607	589	94,196

Accounts Payable and accrued liabilities	73,878	-	73,878	88,245	-	88,245
Other loans payable		-	-	-	-	-
Current liabilities of discontinued operations	73,878	-	73,878	88,245	-	88,245

Summary results of discontinued operations for the three-month periods ended December 31, 2008 and 2007 are as follows:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	-	226,228	-	226,228	-	-
Pre-tax earnings (loss) from Discontinued Operations	-	189,429	-	189,429	-	-
After tax earnings (loss) from Discontinued Operations	-	189,429	-	189,429	-	-
Gain on extinguishment of loan	-	-	-	-	-	-
Results of discontinued operations	-	189,429	-	189,429	-	-

Summary results of discontinued operations for the six-month periods ended December 31, 2008 and 2007 are as follows:

	Total		C-Chip		CSA
	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
Revenues from discontinued operations	-	398,100	-	398,100	-	-
Pre-tax earnings (loss) from Discontinued Operations	-	285,280	-	285,280	-	-
After tax earnings (loss) from Discontinued Operations	-	285,280	-	285,280	-	-
Gain on extinguishment of loan	-	-	-	-	-	-
Results of discontinued operations	-	285,280	-	285,280	-	-

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

5.	Balance Sheet Details

	December 31,	June 30,
	2008	2008
	$	$

Other Receivables
Investment tax credits receivable	1,884,979	1,854,095
Sales tax receivable	38,338	65,416
Other	6,173	5,256

	1,929,490	1,924,767

Inventories
Raw materials	730,025	905,988
Work in process	808,048	314,105
Finished goods	772,780	958,593

	2,310,854	2,178,686

Accounts Payable and Accrued Liabilities
Accounts payable	3,719,599	4,085,102
Payroll and benefits	989,036	1,801,437
Income taxes payable	-	1,614
Rent payable	-	36,200
Deferred revenue	684,254	138,338
Lease termination	20,481	24,408
Provision for Warranty	299,174	282,234
Other	7,490	32,046

	5,720,034	6,401,379

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

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

During the year ended June 30, 2005, AVI transferred its research activities to AVI Laboratories Inc. (“ALI”). AVI owned at the time 49% of ALI and the two entities entered into an agreement (the “ALI Agreement”) whereby ALI would perform research and development activities for AVI. The ALI Agreement was for a period of five years with a two-year renewal period and calls for ALI to provide AVI with a commercialization license for products developed in return for a royalty of 5% of sales generated. AVI sold intellectual property related to research & development projects to ALI for tax planning purposes in return for 500,000 preferred shares redeemable for $429,037 (CAD $500,000). ALI provided research & development for AVI only. However, it may also have entered into agreements with third parties. ALI has no financing other than amounts received from AVI.

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

ITF Laboratories Inc. (“ITF Labs”) provides research & development to AVI and other parties. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three months ended December 31, 2008, since AVI is the primary beneficiary. The impact of including the accounts of ITF Laboratories Inc. in the consolidated balance sheet as at December 31, 2008 consists of the following additions:

•	Current assets of $3,466,391 (June 30, 2008 - $2,785,075)
•	Net property and equipment of $715,297 (June 30, 2008 - $916,421)
•	Intangible assets of $172,675 (June 30, 2008 - $237,834)
•	Current liabilities of $1,310,729 (June 30, 2008 - $1,370,102)

The impact on the consolidated statement of operations for three months ended December 31, 2008 and 2007 was:

•	Increase in revenue of $994,564 and $975,448, respectively
•	Increase in expenses of $641,607 and $1,466,691, respectively, including an amount for research and development expenses of $357,263 and $1,247,362, respectively
•	Increase in the income tax benefit from refundable investment tax credits of $198,757 and $425,422, respectively

The impact on the consolidated statement of operations for six months ended December 31, 2008 and 2007 was:

•	Increase in revenue of $1,934,496 and $1,337,889, respectively
•	Increase in expenses of $1,778,801 and $1,663,891, respectively, including an amount for research and development expenses of $754,045 and $1,592,981, respectively
•	Increase in the income tax benefit from refundable investment tax credits of $356,509 and $594,423, respectively

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

7.	Bank and Other Loans Payable

The details of bank and other loans payable is as follows:

	December 31,	June 30,
	2008	2008
	$	$

Senior Secured Working Capital Notes of the Company, bearing interest at 8.5%, maturing February 28, 2009 (Note 7 (a))	1,610,861	1,000,000
Secured bank line of credit of AVI, bearing interest at Canadian bank prime rate plus 1.5% (Note 7 (b))	459,254	843,540
Investment tax credit financing of AVI, bearing interest at 18%, repayable on demand (Note 7 (c))	561,721	588,408
	2,631,836	2,431,948

a)
In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 11), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). On November 2, 2007, the Company obtained $500,000 from the Facility in the form of a Senior Secured Working Capital Note (“WC Note”), bearing interest at 8.5% payable at maturity, maturing on February 2, 2008. The Company renewed the $500,000 WC Note on the same terms and the maturity date was extended to November 2, 2008 – the maturity date was subsequently extended to February 28, 2009 with a payable balance of $510,861, representing the original $500,000 WC Note including $10,861 of unpaid interest. On April 1, 2008, the Company obtained an additional $500,000 WC Note from the Facility bearing interest at 8.5% payable at maturity, maturing on July 1, 2008, which was extended to February 28, 2009 on the same terms and conditions. The Company obtained a further $600,000 WC Note from the Facility, also bearing interest at 8.5% payable at maturity, maturing on November 29, 2008, which was extended to February 28, 2009 on the same terms and conditions. In the normal course of operations, these notes mature ninety days after issuance and are subject to maturity dates being extended and the notes are therefore renewed on maturity. As discussed in Note 1, subsequent to December 31, 2008, the Company obtained a waiver, from the holder of the WC Notes, for a failed condition of the Facility which resulted from the triggering of a cross-default clause.

b)
AVI maintains a line of credit from a financial institution for an authorized amount of $1,116,585 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at December 31, 2008 amounted to $459,254 (CAD $559,371) (June 30, 2008 $843,540 – CAD $860,157). AVI’s accounts receivable totaling $3,342,153 (CAD $4,070,742) and inventories totaling $1,921,664 (CAD $2,340,587) serve as guarantees for the line of credit. As discussed in Note 1, according to terms of the credit agreement, AVI is subject to certain financial covenants which were not respected as at December 31, 2008.

c)
ITF Labs obtained investment tax credit financing during the quarter ended September 30, 2007 in the amount of $492,611 (CAD $600,000). The demand loan bears interest at 18%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivables and the assets of ITF Labs. On July 30, 2008, ITF Labs refinanced the investment tax credit loan at which time interest and fees were added to the principal, resulting in a loan balance of $561,721 (CAD $684,176).

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

8.	Balance of Purchase Price Payable

The balance of purchase payable is classified as a liability in the consolidated balance sheet of the Company, measured at net present value and accreted to the face amount using the effective interest rate method to the first date a payment would be required. Balance of purchase price accretion is recorded in the Statement of Operations. The following table illustrates the book values of these balances of purchase price payable at June 30, 2008 and December 31, 2008:

				Net Present Value at
	Transaction	Maturity /	Effective	June	December
	Date	Expiry Date	Interest Rate	30, 2008	31, 2008

Willer Transaction (Note 8 (a))	03/31/2008	01/30/2009	10%	92,818	81,529
Willer Transaction (Note 8 (a))	03/31/2008	01/29/2010	10%	84,470	74,193
				177,288	155,722

ITF Transaction (Note 8 (b))	04/18/2006	04/01/2009	30%	1,621,893	-
ITF Transaction - Amendment (Note 8 (b))	09/11/2008	10/01/2010	30%	-	1,220,090
				1,621,893	1,220,090

Total				1,799,181	1,375,812

a)	As part of the acquisition in 2008 of the net operating assets of Willer Engineering Ltd (“Willer Transaction”), the Company has recorded a balance of purchase price payable.

In the case of the Willer Transaction, the initial purchase price incurred for the operating assets acquired included balances of purchase price payable, measured at net present value and accreted to the face amount using an effective interest rate of 10% to the dates payments would be first required – January 30, 2009 and January 29, 2010.

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
December 31, 2008

9.	Derivative Financial Instruments

The acquisition of the manufacturing and research and development assets of ITF Optical Technologies Inc. in 2006, the issuance of Series B Subordinated Secured Convertible Debentures in 2006, and the issuance of the Senior Secured Original Issue Discount Convertible Debenture in 2007 each resulted in the recognition of derivative liabilities due to embedded conversion option features and warrants present in the associated liabilities. These embedded conversion options and warrants are classified as derivative liabilities and measured at fair value using the Black-Scholes Model. Changes in fair values of derivative liabilities are recorded in the Statement of Operations. The following table illustrates the values of the Company’s derivative liabilities at June 30, 2008 and December 31, 2008 and the resulting gain or loss recorded in the statement of operations:

			Value at
	Maturity /	# of underlying	June	December	Gain (Loss) on
	Expiry Date	Shares	30, 2008	31, 2008	Changes in Fair Value

Senior Secured Convertible Debenture

Series P warrants	09/24/2012	8,091,403	226,032	77,350	148,682
Beneficial Conversion Option - Convertible debenture	09/24/2012	39,516,148	1,086,304	388,582	697,722
			1,312,336	465,932	846,404

Serie B Subordinated Secured Convertible Debentures
Series Y Warrants	11/09/2010	145,005	2,628	587	2,041
Series Z Warrants	11/09/2010	2,175,063	39,413	8,811	30,602
Series W Warrants (placement fees)	11/09/2010	711,490	2,886	547	2,339
Series Y Warrants (placement fees)	11/09/2010	17,789	322	72	250
Series Z Warrants (placement fees)	11/09/2010	266,810	4,835	1,081	3,754
			50,084	11,098	38,986

Conversion Option on Balance of Purchase Price (Note 8)

ITF Optical Technologies Inc. assets acquisition	04/01/2009	3,826,531	1,123	-	368
ITF Optical Technologies Inc. assets acquisition (amended)	10/01/2010	20,074,832	-	81,785	290,908
			1,123	81,785	291,276
Total			1,363,543	558,815	1,176,666

10.	Long-Term Debt

	December 31,	June 30,
	2008	2008
	$	$
Mortgage loan secured by AVI's intangible and movable tangible assets (December 31, 2008 - CAD $161,000; June 30, 2008 - CAD $203,000), bearing interest at the lender's prime rate (December 31, 2008 - 5.25%; June 30, 2008 - 6.75%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	132,184	199,079

Capital lease obligations (December 31, 2008 - CAD $97,808; June 30, 2008 - CAD $92,396), bearing interest between 9.07% and 16.23%, maturing between February 2010 and April 2012	80,301	90,610

Secured note (December 31, 2008 - CAD $20,876; June 30, 2008 - CAD $24,560) bearing no interest, payable in 48 monthly instalments of $614, maturing October 2011.	17,140	24,086
	229,625	313,775
Less: Current portion of long-term debt	110,392	122,423
Long-term debt	119,233	191,352

Remaining principal payments, by fiscal year, on long-term debt and capital leases are as follows:

$

2009	54,946
2010	107,151
2011	58,266
2012	9,261
2013	-

Total	229,625

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

11.	Convertible Debenture

	December 31,	June 30,
	2008	2008
	$	$

Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012.	1,717,114	1,299,412
Less: Current portion of convertible debentures	261,514	-
Convertible debenture	1,455,600	1,299,412

Principal payments on the convertible debenture for the next five fiscal years are as follows:

$

2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
2013	392,409
4,708,900

Less: Impact of accretion / present value	2,991,786
Total	1,717,114

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

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs are amortized on a straight-line basis over the term of the Convertible Debenture. At December 31, 2008, the outstanding principal amount on the Convertible Debenture was $4,436,827.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Convertible Debenture (continued)

The following table illustrates the values of the various components of the financing at June 30, 2008 and December 31, 2008.

	Issue Date	Maturity /	# of underlying	Value at June	Value at December
		Expiry Date	Shares	30, 2008	31, 2008

Derivative Liabilities

Series P warrants	09/24/2007	09/24/2012	8,091,403	226,032	77,350
Beneficial Conversion Option - Convertible debenture	09/24/2007	09/24/2012	40,334,793	1,086,034	388,582
				1,312,066	465,932

Carrying Value of Original Issue Discount Senior Secured Convertible Debenture
Convertible debenture	09/24/2007	09/24/2012		1,299,412	1,717,114

Additional Paid-In Capital

Common stock issued for fees (1)	09/24/2007			162,500	162,500
Warrants issued for fees	09/24/2007		1,936,937	53,624	53,624
Series Q warrants	09/24/2007		20,276,190	960,259	960,259
				1,176,383	1,176,383
Total				3,787,861	3,359,429

(1) Common shares to the Placement Agent totaling 1,477,273 were issued in the third quarter of fiscal year 2008.

In connection with this financing, specifically for the shares to be delivered upon potential conversion of the Convertible Debenture and the exercise of the Warrants, the Company was obligated to file a registration statement with the Securities and Exchange Commission (“SEC”). The Company’s registration statement, filed with the SEC, became effective as of January 14, 2008.

To secure payment of the principal amount of the Convertible Note, the Company hypothecated, in favor of the holder of the Convertible Debenture, the universality of all of the immoveable and moveable assets, corporeal and incorporeal, present and future of the Company.

The Convertible Debenture contains events of default that would permit the Investor to demand repayment.

The SPL Agreement with respect to this Convertible Debenture contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL Agreement, as defined in the SPL Agreement; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Debenture, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Debenture provided however that the Company could have a certain maximum amount of outstanding bank debt. At December 31, 2008, all the covenants contained within this Convertible Debenture were respected, except as discussed in Note 1. Subsequent to December 31, 2008, the Company obtained a waiver from its lenders for a failed condition of the Senior Secured Convertible Debenture which resulted from the triggering of a cross-default clause.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

12.	Common Stock

At December 31, 2008, the Company had authority to issue 500,000,000 shares of common stock. The Company had 99,086,152 common shares outstanding at December 31, 2008 compared to 99,036,152 on June 30, 2008. The company issued 50,000 shares on July 25, 2008 in connection with the exercise of stock options under the Company’s nonqualified employee stock option plan.

13.	Common Stock Reserved for Future Issuance

At December 31, 2008 common stock of the Company, reserved for future issuance, was as follows:

	December 31,	June 30,
	2008	2008

Stock Options (Note 14 (a))
Options outstanding	9,904,273	10,036,773
Available for awards	4,122,041	3,989,541

Stock Plan (1)
Available for awards	3,750,000	3,750,000

Warrants (Note 14 (b))	44,125,399	44,125,399

Conversion feature of OID Senior Secured Convertible Note	40,334,793	38,714,119

	102,236,506	100,615,832

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

14.	Stock Options and Warrants

a)	Stock Options

Under the Amended and Restated 2006 Nonqualified Stock Option Plan (“Plan”), the Company may grant options to its Directors, Officers and employees for the acquisition of up to 20,000,000 common shares. Stock options are generally granted with an exercise price equal to the common share’s fair market value at the date of grant. Options are granted periodically and both the maximum term of an option and the vesting period are set at the Board of Directors’ discretion.

During the three and six months ended December 31, 2008, zero and 250,000 stock options, respectively, were granted to employees and directors with exercise prices equivalent to the market price on the respective grant dates (3,100,000 for the year ended June 30, 2008).

A summary of the changes in the Company's common share stock options is presented below:

	December 31, 2008		June 30, 2008
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)

Balance at beginning of period	10,036,773	0.35	8,661,070	0.42
Granted	250,000	0.07	3,100,000	0.09
Exercised	(50,000)	0.00001	-	-
Forfeited	(332,500)	0.72	(1,724,297)	(0.18)
Balance at end of period	9,904,273	0.34	10,036,773	0.35

Additional information regarding options outstanding as at December 31, 2008 is as follows:

	Outstanding			Exercisable
Range of	Number of	Weighted	Weighted	Number of	Weighted
Exercise prices	shares	average	average	shares	average
$		remaining	exercise price		exercise price
		contractual	$		$
		life (years)

0.00 – 0.25	4,039,834	4.81	0.09	2,202,334	0.09
0.26 – 0.50	3,078,189	5.12	0.31	2,603,189	0.30
0.51 – 0.75	1,675,000	0.64	0.66	1,675,000	0.66
0.76 – 1.00	1,111,250	0.85	0.83	1,111,250	0.83
	9,904,273	3.76	0.34	7,591,773	0.40

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Stock Options and Warrants (continued)

Stock Options (continued)

The weighted average fair value of options granted for the three and six month periods ended December 31, 2008 was $0.03 and nil, respectively, (nil and $0.05 for the respective periods ended December 31, 2007) as summarized below. No options were granted during the three months ended December 31, 2008.

	Number of options		Weighted average exercise price		Weighted average grant- date fair value
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Options granted during the year ended June 30, 2009 and 2008, exercise prices equal to market price at time of grant	250,000	200,000	0.07	0.08000	0.03	0.05

The Company recognized stock-based compensation for employees and directors in the amount of $42,679 and $85,024 for the three and six month periods ended December 31, 2008 respectively ($40,107 and $152,146 for the respective periods ended December 31, 2007). The amount of stock-based compensation for the six months ended December 31, 2007 includes $64,684 for the departure of the president of AVI in July 2007.

The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Six month periods
	December 31,
	2008	2007
Risk - free interest rate	1.96%	-
Expected volatility	100%	-
Expected life of stocks options (in years)	4.00	-
Assumed dividends	None	-

As at December 31, 2008, the Company has $174,254 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of four years (June 30, 2009 - $80,341, June 30, 2010 - $37,825, June 30, 2011 - $37,108, June 30, 2012 - $18,891).

Options for 50,000 Company common stock shares were exercised during the six months ended December 31, 2008 at an exercise price of $0.00001, while zero stock options were exercised during the year ended June 30, 2008. The impact to cash receipts from the exercise of stock options is included in financing activities in the accompanying consolidated statements of cash flows.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at December 31 and June 30, 2008

	Outstanding	Warrant exercise prices
Series E	1,803,333	0.31
Series G	1,144,131	0.05
Series H	890,593	0.35
Series I	1,144,131	0.05
Series J	1,781,184	0.50
Series K	2,653,845	0.70
Series P	8,091,403	0.11
Series Q	20,276,190	0.11
Series T	1,936,937	0.11
Series W	711,492	0.35
Series Y	162,794	0.11
Series Z	2,441,873	0.11
IB-01	7,692	0.00001
IB-02	248,532	0.48
IB-03	374,171	0.53
IB-06	457,098	0.05
Total	44,125,399	0.18

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

15.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five fiscal years are as follows:

$
2009	182,236
2010	232,701
2011	26,997
2012	1,703
2013	-

443,637

The Company leases premises for its various offices located across Canada. Total rent expense was $96,458 and $202,526 for the three and six month periods ended December 31, 2008, respectively, and $105,264 and $215,567 for the three and six month periods ended December 31, 2007, respectively.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $224,390 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

On November 17, 2008, a lawsuit was filed by a former employee under British Columbia Law in the Supreme Court of British Columbia for a total amount of $98,522 (CAD $120,000), with regards to alleged breach of employment contract. The Company has filed its Statement of defense, and is in the process of contesting the case vigorously.

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
December 31, 2008

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

For the three month period ended December 31, 2008
	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	3,111,489	2,284,782	5,396,271

Cost of net revenues	2,186,489	1,407,146	3,593,635
Marketing and sales expense	135,619	639,317	774,936
General and administrative expense	290,403	254,213	544,616
Loss on impairment of goodwill	2,605,391	1,283,253	3,888,644
Research & development	357,263	-	357,263
Depreciation & amortization	67,759	27,167	94,925

Direct costs	5,642,924	3,611,095	9,254,020

Direct contribution	(2,531,435)	(1,326,313)	(3,857,749)
Other operating expenses & indirect costs of net revenues			(291,445)

Loss from Operations			(4,149,194)

Other income (expense)			17,535
Loss on redemption of convertible debentures			-
Interest expense, net			44,675
Debenture accretion and change in fair value of derivative financial instruments			536,803
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			198,757
Non-Controlling Interest			-

Net Loss from Continuing Operations			(3,351,424)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Segment Disclosure (continued)

For the three month period ended December 31, 2007
	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	3,108,425	971,995	4,080,420

Cost of net revenues	2,217,962	593,842	2,811,804
Marketing and sales expense	174,308	399,669	573,977
General and administrative expense	126,570	153,595	280,165
Loss on impairment of goodwill	-	-	-
Research and development expense	697,951	-	697,951
Depreciation and amortization expense	73,853	8,360	82,213

Direct costs	3,290,644	1,155,466	4,446,110

Direct contribution	(182,219)	(183,471)	(365,690)
Other operating expenses & indirect costs of net revenues			(890,649)

Loss from Operations			(1,256,340)

Other income (expense)			(9,612)
Loss on redemption of convertible debentures			-
Interest expense, net			(160,563)
Debenture accretion and change in fair value of derivative financial instruments			392,000
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			425,422
Non-Controlling Interest			(160)

Net Loss from Continuing Operations			(609,253)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Segment Disclosure (continued)

For the six month period ended December 31, 2008
	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	6,459,478	4,628,043	11,087,521

Cost of net revenues	4,699,145	2,824,551	7,523,696
Marketing and sales expense	261,105	1,374,278	1,635,383
General and administrative expense	628,746	533,692	1,162,438
Loss on impairment of goodwill	2,605,391	1,283,253	3,888,644
Research & development	754,045	-	754,045
Depreciation & amortization	147,121	58,710	205,831

Direct costs	9,095,553	6,074,484	15,170,037

Direct contribution	(2,636,076)	(1,446,441)	(4,082,516)
Other operating expenses & indirect costs of net revenues			(703,712)

Loss from Operations			(4,786,228)

Other income (expense)			19,259
Loss on redemption of convertible debentures			-
Interest expense, net			(30,113)
Debenture accretion and change in fair value of derivative financial instruments			566,371
Loss on extinguishment of debt			(47,044)
Income Tax Benefit - Refundable tax credits (*)			356,509
Non-Controlling Interest			(18)

Net Loss from Continuing Operations			(3,921,264)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Segment Disclosure (continued)

For the six month period ended December 31, 2007
	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	6,793,718	2,084,710	8,878,428

Cost of net revenues	4,287,486	1,273,710	5,561,196
Marketing and sales expense	267,566	767,714	1,035,280
General and administrative expense	289,797	264,442	554,239
Loss in impairment of goodwill	-	-	-
Research and development expense	1,162,262	-	1,162,262
Depreciation and amortization expense	133,489	14,665	148,154

Direct costs	6,140,600	2,320,531	8,461,131

Direct contribution	653,118	(235,821)	417,297
Other operating expenses & indirect costs of net revenues (+)			(1,862,231)

Loss from Operations			(1,444,934)

Other income (expense)			2,339
Loss on redemption of convertible debentures			(1,422,577)
Interest expense, net			(469,543)
Debenture accretion and change in fair value of derivative financial instruments			(106,365)
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			594,423
Non-Controlling Interest			(299)

Net Loss from Continuing Operations			(2,846,956)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.
(+) – Includes $212,000 of salary expense related to the departure of the President of AVI in July 2007.

Revenue generated from two customers of the Company’s Fiber Technologies segment for the three and six month periods ended December 31, 2008 and 2007 was approximately as follows:

	Three months ended December 31,
	2008	2007
	$	$

Customer 1	898,001	1,225,517
Customer 2	804,118	818,446
	1,702,119	2,043,963

	Six months ended December 31,
	2008	2007
	$	$

Customer 1	1,714,465	3,694,500
Customer 2	1,960,450	1,295,585
	3,674,915	4,990,085

The outstanding receivable balances for these customers at December 31, 2008 amounted to $1,049,800 (Customer 1 represented $625,500 and Customer 2 represented $424,300).

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

Segment Disclosure (continued)

The Company’s assets are allocated as follows:

	December 31,	June 30,
	2008	2008
	$	$

Fiber Technologies	7,846,495	9,101,193
Solutions	3,773,945	3,977,932
All Other (*)	2,701,937	8,261,349
	14,322,376	21,340,474

(*) includes Avensys Corp. assets (including intangible assets identified in the acquisition of Avensys Inc. during February 2005) which cannot be allocated to either of the reporting segments.

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. Revenues for the three months ended December 31, 2008 and 2007 for the Americas include approximately $1,457,000 and $1,712,000, respectively, of sales to the United States of America and $2,326,000 and $1,030,000, respectively, of sales to Canada. Revenues for Asia for the three months ended December 31, 2008 and 2007 include sales of $831,000 and $923,000, respectively, to China.

Revenues for the six months ended December 31, 2008 and 2007 for the Americas include approximately $2,724,000 and $4,433,000, respectively, of sales to the United States of America and $4,730,000 and $2,193,000, respectively, of sales to Canada. The revenues for Asia for the six months ended December 31, 2008 and 2007 include sales of $2,100,000 and $1,429,000, respectively, to China.

Geographic Information

	Three months ended December 31,
Revenues	2008	2007
	$	$
Americas	3,789,836	2,742,647
Europe	695,208	321,974
Asia	911,227	1,015,799
Total	5,396,271	4,080,420

	Six months ended December 31,
Revenues	2008	2007
	$	$
Americas	7,461,202	6,630,562
Europe	1,319,081	677,318
Asia	2,307,238	1,570,548
Total	11,087,521	8,878,428

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
December 31, 2008

18.	Goodwill Impairment

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Management tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying amount.

Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, a downturn in the Canadian and international economies, significant negative industry or economic trends, a significant decline in the stock price for a sustained period and the Company's market capitalization relative to net book value.

The goodwill impairment test is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Measurement of the fair value of a reporting unit may be based on one or more fair value measures including present value techniques of estimated future cash flows and estimated amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties. If the carrying amount of a reporting unit exceeds the fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value of that goodwill, an impairment loss equal to the excess is recorded in net earnings (loss).

In light of external and internal indicators of impairment, the Company has performed an interim goodwill impairment test for the second quarter of fiscal 2009, and has estimated that the fair values of the Avensys Tech and Avensys Solutions reporting units are below their respective carrying values. The fair values of the Company’s reporting units have been impacted by the continued decline in the Company’s market capitalization coupled with weak industry outlook and a change in the timeframe to realize growth and cash flows objectives, and the deterioration of the financial markets. The fair values of the reporting units were estimated using present value techniques of estimated future cash flows and estimated amounts at which the units could be bought or sold in a current transaction between willing parties. Management has not yet performed step two due to time constraints, but will proceed in the future. Based on the preliminary estimates of step one, the Company determined that an impairment loss of goodwill was probable, and an impairment charge of $3.9 million was estimated and recorded in the quarter, representing a full write-down of goodwill.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three month periods ended December 31, 2008 and 2007 as included in this Form 10-Q.

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

For the three month period ended December 31, 2008, Avensys’ revenues were $5.4 million, compared to $4.1 million for the same period last year. Revenues for the three month period were 32.2% ahead of revenues for the same period last year. The gross margin of $1.8 million for the quarter was 33.4% as a percentage of sales compared with $1.3 million and 31.1%  a year earlier. Avensys’ loss from operations for the three month period was $4,149,194, including a write off of goodwill of $3,888,644. This compares to a loss from operations of $1.2 million for the same period last year.

Net cash generated by operating activities from continuing operations during the three month period ended December 31, 2008, totaled $535,000, as compared with net cash used of $345,000 for the same period last year.

Net loss for the three month period ended December 31, 2008 was $3.4 million, compared with a Net loss of $609,000 for the same period a year earlier.

Following a preliminary interim goodwill impairment test, the Company wrote down the full amount of goodwill for the second quarter of fiscal 2009, a negative impact of $3.9 million on the operating results. The fair values of the Company’s reporting units have been impacted by the continued decline in the Company’s market capitalization coupled with weak industry outlook and a change in the timeframe to realize growth and cash flows objectives.

Avensys Tech Division of Avensys Inc.

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe. It operates in three vertical markets within the photonics industry: the telecommunications market, the growing fiber laser market, and, the fiber sensor market.

The telecom segment represents about 72% of our optical sales. Fiber laser components and modules and optical sensors comprise the remaining 28% of optical sales. During the second quarter, we continued to ship large quantities of Fiber Bragg Gratings, one of our traditional terrestrial telecom components. Sales of our undersea telecom components continued to lag behind sales of a year ago. Sales of our DPSK demodulators (“Differential Phase Shift Keying”) picked up from the first quarter but continued to lag behind the pace set a year ago. Finally, fiber laser components and related contract revenues, developed by our R&D partner ITF labs, again saw important growth in the second quarter ending December 31, 2008. Overall, revenues of $3.1 million for the quarter ended December 31, 2008 were identical to the revenues achieved a year earlier.

As a result of the current economic downturn, we have experienced a slowing of demand for our optical components. Demand has reached a plateau and eventually we expect revenues will decline. We are endeavoring to match very closely costs with revenues and recently have implemented a reduction in the labor count for the division of some 30%.

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

Finally, the micro-DPSK design allows significant cost reduction and high manufacturing yield, two key parameters to win the business on competitiveness side. The Telcordia qualification of the micro-DPSK has entered in its final stage, so far, all the experimental results are perfect. We anticipate qualification announcement in March 2009.

Three major fiber laser providers have chosen to incorporate our technology into their product lines. Optical sensors remain part of our long term strategy, although the current growth of this market segment is still limited to the single digit range. Recently, our partner, ITF Labs has won the phase 2 of the previous overseas military contract to build leading edge 2 micron fiber laser components and systems.

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

Overall, Avensys Solutions revenues for the second quarter ended December 31, 2008, of $2.3 million have grown by 135.1% over the same quarter in previous year, a significant portion of this growth being attributable to the acquisition of Willer Engineering’s assets. To date at least, revenues have only been marginally affected by the current economic downturn.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2007

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Revenue	5,396,271	4,080,420	1,315,851	32.2%
Cost of Revenue	3,593,635	2,811,805	781,830	27.8%
Gross margin	1,802,636	1,268,615	534,021	42.1%
Gross Margin as % of Revenue	33.4%	31.1%

Operating expenses
Depreciation and amortization	204,459	281,076	(76,617)	-27.3%
Selling, general and administration	1,501,464	1,545,928	(44,464)	-2.9%
Loss on impairment of Goodwill	3,888,644	-	3,888,644	100.0%
Research and development	357,263	697,951	(340,688)	-48.8%
Total Operating expenses	5,951,830	2,524,955	3,426,875	135.7%

Operating (loss) gain	(4,149,194)	(1,256,340)	(2,892,854)	230.3%

Other income (expenses)	599,013	221,825	377,188	170.0%
Income tax benefits - refundable tax credits	198,757	425,422	(226,665)	-53.3%
Non-Controlling interest	-	(160)	160	-100.0%
Results of discontinued operations	-	189,429	(189,429)	-100.0%
Net (loss) income for the period	(3,351,424)	(419,824)	(2,931,600)	698.3%

Foreign currency translation adjustments	(1,347,781)	84,699	(1,432,480)
Comprehensive income	(4,699,205)	(335,125)	(4,364,080)	1302.2%

	Six Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Revenue	11,087,521	8,878,428	2,209,093	24.9%
Cost of Revenue	7,523,696	5,561,197	1,962,499	35.3%
Gross margin	3,563,825	3,317,231	246,594	7.4%
Gross Margin as % of Revenue	32.1%	37.4%

Operating expenses
Depreciation and amortization	435,741	489,967	(54,226)	-11.1%
Selling, general and administration	3,271,623	3,109,936	161,687	5.2%
Loss on impairment of Goodwill	3,888,644	-	3,888,644	100.0%
Research and development	754,045	1,162,262	(408,217)	-35.1%
Total Operating expenses	8,350,053	4,762,165	3,587,888	75.3%

Operating (loss) gain	(4,786,228)	(1,444,934)	(3,341,294)	231.2%

Other income (expenses)	508,473	(1,996,146)	2,504,619	-125.5%
Income tax benefits - refundable tax credits	356,509	594,423	(237,914)	-40.0%
Non-Controlling interest	(18)	(299)	281	-94.0%
Results of discontinued operations	-	285,280	(285,280)	-100.0%
Net (loss) income for the period	(3,921,264)	(2,561,676)	(1,359,588)	53.1%

Foreign currency translation adjustments	(1,783,812)	865,886	(2,649,698)
Comprehensive income	(5,705,076)	(1,695,790)	(4,009,286)	236.4%

Revenue

Sales from the Avensys Tech and Avensys Solutions divisions of Avensys Inc., for the three and six month periods ended December 31, 2008, account for 100% of our net revenues. Avensys products were sold directly to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	3,111,489	58%	3,108,425	76%	3,064	0.1%
Avensys Solutions	2,284,782	42%	971,995	24%	1,312,787	135.1%
Revenue	5,396,271		4,080,420		1,315,851	32.2%

	Six Months Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	6,459,478	58%	6,793,718	77%	(334,240)	-4.9%
Avensys Solutions	4,628,043	42%	2,084,710	23%	2,543,333	122.0%
Revenue	11,087,521		8,878,428		2,209,093	24.9%

Our revenues for the three month period ended December 31, 2008 increased by 32.2% over the same period in the previous year. The three month increase is primarily due to the Willer acquisition, contributing to a 135.1% increase in revenues at the Avensys Solutions division. Avensys Tech saw stable revenues primarily due to a slowing worldwide telecoms market during the three months ended December 31, 2008.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 66.6% and 67.9% for the three and six month periods ended December 31, 2008, respectively, compared with 68.9% and 62.6%, respectively for the same periods in the previous year. Gross margin, relative to revenues, for the three and six month periods ended December 31, 2008 decreased as a result of decreasing margins at Avensys Tech. Avensys Tech saw increases in the costs of production, for three and six months ended December 31, 2008, primarily due to significantly increased sales of lower margin products.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three and six month periods ended December 31, 2008 decreased by $76,617 and $54,226, respectively, over the same period in 2007. The decrease in depreciation and amortization is primarily attributable to the effects of foreign currency translation – almost all our assets are denominated in the Canadian Dollar.

Selling General and Administrative expenses
Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses decreased by $44,464 for the three month period ended December 31, 2008 and increased by $161,687 for the six month period ended December 31, 2008, compared to the same respective periods in 2007. SG&A are composed of the following:

	Three Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	197,523	65,491	132,032	201.6%
Marketing and Sales	203,781	206,819	(3,038)	-1.5%
Payroll and related expenses	887,165	779,958	107,207	13.7%
Professional fees	118,520	426,003	(307,483)	-72.2%
Travel	8,490	32,064	(23,574)	-73.5%
Other	85,985	35,593	50,392	141.6%
Selling, General and Administrative Expenses	$1,501,464	$1,545,928	$(44,464)	-2.9%

	Six Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
General and administrative	389,920	159,337	230,583	144.7%
Marketing and Sales	389,333	316,513	72,820	23.0%
Payroll and related expenses	2,028,933	1,777,031	251,902	14.2%
Professional fees	349,747	653,823	(304,076)	-46.5%
Travel	26,406	54,824	(28,418)	-51.8%
Other	87,284	148,408	(61,124)	-41.2%
Selling, General and Administrative Expenses	$3,271,623	$3,109,936	$161,687	5.2%

SG&A expenses for the three month period ended December 31, 2008 decreased compared with the same period in the previous year primarily due to the reduction of professional fees associated with legal and consulting fees. The increase of SG&A during the six months ended December 31, 2008 is principally attributed to the addition of the operations acquired in Willer transaction.

Loss on Impairment of Goodwill
The Company recorded goodwill impairment of $3,888,644 for the three month period ended December 31, 2008. The impairment of goodwill resulted from an estimate that the fair values of the Avensys Solutions and Avensys Tech reporting units are below their respective carrying values. The estimated fair values have been impacted by the continued decline in the Company’s market capitalization coupled with weak industry outlook and a change in the timeframe to realize growth and cash flows objectives.

Research and Development
For the three months ended December 31, 2008, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and six month periods ended December 31, 2008 decreased by $340,688 and $408,217, respectively, compared with the same periods in 2007. The three month period decrease is primarily attributable to a reduction in process optimization research compared to the previous year at ITF Labs.

Stock Based Compensation
Stock based compensation, which is included in ‘Other selling, general and administrative’ expenses, for the three and six month periods ended December 31, 2008, was $42,679 and $85,024, respectively, compared to $40,107 and $152,146 for the same period last year. The decreases in stock based compensation expenses are primarily attributed to the decrease in the quantities and calculated fair values of employee stock options issued during the year ended June 30, 2008. The fair value of the employee stock options is determined using the Black-Scholes Model and the expenses are recorded evenly over the vesting period on each stock option grant.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	17,535	(9,612)	27,147	-282.4%
Loss on redemption of convertible debentures	-	-	-	0.0%
Financial expenses, net	44,675	(160,563)	205,238	-127.8%
Debentures and balance of purchase price accretion	(307,727)	(218,694)	(89,033)	40.7%
Loss on extinguishment of debt	-	-	-	0.0%
Change in fair value of derivative financial instruments	844,530	610,694	233,836	38.3%
Other income (expenses)	$599,013	$221,825	$377,188	170.0%

	Six Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Other income (expenses), net	19,259	2,339	16,920	723.4%
Loss on redemption of convertible debentures	-	(1,422,577)	1,422,577	-100.0%
Interest expense, net	(30,113)	(469,543)	439,430	-93.6%
Debentures and balance of purchase price accretion	(610,295)	(445,230)	(165,065)	37.1%
Loss on extinguishment of debt	(47,044)	-	(47,044)	-100.0%
Change in fair value of derivative financial instruments	1,176,666	338,865	837,801	247.2%
Other income (expenses)	$508,473	$(1,996,146)	$2,504,619	-125.5%

We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets, the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities") and the Senior Secured OID Convertible Note issued in September 2007. These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are, consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At December 31, 2008 and 2007, our share price was $0.028 and $0.080 a share, respectively, which impacted the fair values of the derivative liabilities on our balance sheet at those dates and reduced our net loss for the three and six month periods ended December 31, 2008 by $844,530 and $1,176,666, respectively, and decreased our net loss for the three and six month periods ended December 31, 2007 by $610,694 and $338,865, respectively.

Refundable Tax Credits

Refundable tax credits for the three and six month periods ended December 31, 2008, decreased by $226,665 and $237,914, respectively, compared with the same period in 2007. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the period. The Company’s income tax provision for the three month period ended December 31, 2008 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the six months ended December 31, 2008 was negatively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2007. As a result of these revisions, which relate to new information obtained following the taxation authorities’ examination, the investment tax credit recoveries pertaining to the year ended June 30, 2007 were determined to be $59,057 less than expected. The resulting unfavorable adjustment to investment tax credits receivable was recorded during the three months ended September 30, 2008. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

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

	Avensys Tech
	Three Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	3,111,489	3,108,425	3,064	0.1%

Cost of net revenues	2,186,489	2,217,962	(31,473)	-1.4%
Marketing and sales expense	135,619	174,308	(38,689)	-22.2%
General and administrative expense	290,403	126,570	163,833	129.4%
Loss in impairment of goodwill	2,605,391	-	2,605,391	100.0%
Research and development expense	357,263	697,951	(340,688)	-48.8%
Depreciation and amortization expense	67,759	73,853	(6,094)	-8.3%

Direct costs	5,642,924	3,290,644	2,352,280	71.5%

Direct contribution	(2,531,435)	(182,219)	(2,349,216)	-1289.2%

	Avensys Tech
	Six Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	6,459,478	6,793,718	(334,240)	-4.9%
Cost of net revenues	4,699,145	4,287,486	411,659	9.6%
Marketing and sales expense	261,105	267,566	(6,461)	-2.4%
General and administrative expense	628,746	289,797	338,949	117.0%
Loss on impairment of goodwill	2,605,391	-	2,605,391	100.0%
Research and development expense	754,045	1,162,262	(408,217)	-35.1%
Depreciation and amortization expense	147,121	133,489	13,632	10.2%

Direct costs	9,095,553	6,140,600	2,954,953	48.1%

Direct contribution	(2,636,075)	653,118	(3,289,193)	-503.6%

Direct costs for the Avensys Tech division decreased 7.7 % and increased 5.7% for the three and six month periods ended December 31, 2008, respectively, over the same periods in the previous year, primarily due to a reduction in research and development expenses due to a reduction in process optimization research compared to the previous year at ITF Labs.

	Avensys Solutions
	Three Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	2,284,782	971,995	1,312,787	135.1%

Cost of net revenues	1,407,146	593,842	813,304	137.0%
Marketing and sales expense	639,317	399,669	239,648	60.0%
General and administrative expense	254,213	153,595	100,618	65.5%
Loss on impairment of goodwill	1,283,253	-	1,283,253	100.0%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	27,167	8,360	18,807	225.0%

Direct costs	3,611,096	1,155,466	2,455,630	212.5%

Direct contribution	(1,326,314)	(183,471)	(1,142,843)	622.9%

	Avensys Solutions
	Six Months Ended December 31,
	2008	2007	Change	Change
	$	$	$	%
Net revenues from external customers	4,628,043	2,084,710	2,543,333	122.0%

Cost of net revenues	2,824,551	1,273,710	1,550,841	121.8%
Marketing and sales expense	1,374,278	767,714	606,564	79.0%
General and administrative expense	533,692	264,442	269,250	101.8%
Loss on impairment of goodwill	1,283,253	-	1,283,253	100.0%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	58,710	14,665	44,045	300.3%

Direct costs	6,074,484	2,320,531	3,753,953	161.8%

Direct contribution	(1,446,441)	(235,821)	(1,210,620)	513.4%

Direct costs for the Avensys Solutions division increased 101.5% and 106.5% for the three and six month periods ended December 31, 2008, over the same periods in the previous year. The growth in direct costs is highlighted by an increase in general and administrative expenses associated with the administrative salaries from the Willer acquisition and increased training costs.

Net Loss

Our net loss of $3,351,424 for the three month period ended December 31, 2008 increased by $2,931,600 compared to the net loss of $419,824 for the same period in 2007. This increase principally resulted from the goodwill impairment of $3,888,644 for the three month period ended December 31, 2008, compared to zero for the same period in 2007. The impairment of goodwill resulted from an estimate that the fair values of the Avensys Solutions and Avensys Tech reporting units are below their respective carrying values. The estimated fair values have been impacted by the continued decline in the Company’s market capitalization coupled with weak industry outlook and a change in the timeframe to realize growth and cash flows objectives.

Financial Condition, Liquidity and Capital Resources

As discussed in Note 1 to the financial statements the Company’s operating subsidiary, Avensys Inc., maintains a line of credit from a financial institution, and the covenants pertaining to such were not respected as at December 31, 2008. This constitutes an event of default and could result in the financial institution requiring repayment of a loan. The failed covenants with the financial institution triggered cross-default clauses affecting the Company’s Working Capital Facility and Senior Secured Convertible Debenture. The Company has obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture. Avensys Inc. is seeking to renegotiate the credit agreement with the financial institution and is also seeking to obtain additional conventional bank credit-line financing to that which it already has, to support its growing operations. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at December 31, 2008. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

In order to revise the Company’s operating and financial requirements, as described in Note 8 to the financial statements, the Company amended an agreement with the former shareholders of ITF Optical Technologies during the first quarter of fiscal 2009. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 between April and October 2009.

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys Inc. have been supported primarily from revenue from the sales of its products and services.

As at December 31, 2008, net working capital decreased to $82,595, compared to net working capital of $700,503 at June 30, 2008. Included in these figures for net working capital:

	December 31,	June 30,
	2008	2008	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	177,241	369,396	(192,155)	-52%
Receivables	6,289,712	7,045,825	(756,113)	-11%
Inventory	2,310,854	2,178,686	132,168	6%
Other current assets	183,971	243,409	(59,438)	-24%
Current assets	8,961,778	9,837,316	(875,538)	-9%

Accounts payable and accrued liabilities	5,720,034	6,401,379	(681,345)	-11%
Loans payable	2,742,228	2,554,371	187,857	7%
Other current liabilities	416,921	181,063	235,858	130%
Current Liabilities	8,879,183	9,136,813	(257,630)	-3%

Net working capital	82,595	700,503	(617,908)	-88%

During the three month period ended December 31, 2008, the Company, having produced a net loss of $3,351,424, generated $534,651 of cash by Operating Activities from continuing operations. During the six month period ended December 31, 2008, the Company, having produced a net loss of $3,921,264, used $319,630 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $113,094 and $80,124, respectively, of cash by Operating Activities from continuing operations for the three and six month periods ended December 31, 2008.

An analysis of the three month periods is as follows:

	Three Months Ended December 31,
	2008	2007	Change
	$	$	$
Net (loss) income	(3,351,424)	(609,253)	(2,742,171)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	3,464,518	85,645	3,378,873
	113,094	(523,608)	636,702
Change in accounts receivable and other receivables	329,734	(232,310)	562,044
Change in accounts payable and accrued liabilities	458,618	800,244	(341,626)
Change in other current assets and current liabilities	(366,795)	(388,872)	22,077
Net cash generated by (used in) operating activities from continuing operations	$534,651	$(344,546)	879,197

An analysis of the six month periods is as follows:

	Six Months Ended December 31,
	2008	2007	Change
	$	$	$
Net (loss) income	(3,921,264)	(2,846,956)	(1,074,308)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	4,001,388	2,495,314	1,506,074
	80,124	(351,642)	431,766
Change in accounts receivable and other receivables	(102,143)	(112,418)	10,275
Change in accounts payable and accrued liabilities	482,033	215,347	266,686
Change in other current assets and current liabilities	(779,644)	(633,601)	(146,043)
Net cash generated by (used in) operating activities from continuing operations	$(319,630)	$(882,314)	562,684

During the three month period ended December 31, 2008, we mainly financed our operations through the cash flows generated by Avensys from the sales of products and services.

Selected Balance Sheet information:

	As of December 31,	As of June 30,
	2008	2008
	$	$
Total Assets	14,322,376	21,340,474
Current Liabilities	8,879,183	9,136,813
Long-Term Liabilities	3,427,931	4,560,670
Non-Controlling Interest	-	7,677
Total Stockholder's Equity	2,015,262	7,635,314

The $7,018,098 decrease in total assets is attributable to impairment of goodwill, decreases in long-lived assets due to depreciation and amortization, the impact of foreign currency translation and reductions in cash and accounts receivable. The $257,630 decrease in current liabilities is mainly attributable to a decrease accounts payable and accrued liabilities, offset by increases in bank and other loans payable and the addition of a current portion of convertible debentures. The decrease in long-term liabilities is primarily attributable to the revaluation of the balance of purchase price payable described in Note 8 to the financial statements and the change in fair value of derivative financial instruments.

As of December 31, 2008, the Company had 99,086,152 issued and outstanding shares compared to 99,036,152 on June 30, 2008.

Stock options outstanding at December 31, 2008 totaled 9,904,273 at a weighted average exercise price of $0.34 and have a weighted average remaining contractual life of 3.76 years. Stock options outstanding at June 30, 2008 totaled 10,036,773 at a weighted average exercise price of $0.35 and had a weighted average remaining contractual life of 4.05 years.

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

The Convertible Note contains events of default that would permit the Investor to demand repayment. At December 31, 2008, certain failed covenants with a financial institution triggered a cross-default clause within the Convertible Note. However, the Company has obtained waivers with respect to the cross-default clause for the Working Senior Secured Convertible Debenture.

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

There have been no significant changes during the second quarter of fiscal year 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended June 30, 2008, Other than for elements described in Recent Accounting Pronouncements below.

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

On February 7, 2007, a lawsuit was filed by a former employee under Quebec Law in the Superior Court of Quebec for a total amount of $224,390 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

2.	Labor Law Litigation

On November 17, 2008, a lawsuit was filed by a former employee under British Columbia Law in the Supreme Court of British Columbia for a total amount of $98,522 (CAD $120,000), with regards to alleged breach of employment contract. The Company has filed its Statement of defense, and is in the process of contesting the case vigorously.

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

32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2009.

AVENSYS CORPORATION
 (Registrant)

BY:	/s/ John Fraser
John Fraser, President and Chief Executive
Officer (Principal Executive Officer)

BY:	/s/ André Maréchal
André Maréchal, Chief Financial Officer,
(Principal Financial and Accounting Officer)