Form 10-Q
period 2009-03-31
Avensys CORP
filed 2009-05-13
CIK 1125051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

The number of shares of the registrant's Common Stock, $0.00001 par value per share, outstanding as of May 11, 2009 was 99,086,152.

Avensys Corporation
Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Index

Interim Consolidated Balance Sheets	F–1

Interim Consolidated Statements of Operations and Comprehensive Loss	F–2

Interim Consolidated Statements of Cash Flows	F–3

Interim Consolidated Statement of Stockholders’ Equity	F–5

Notes to Interim Consolidated Financial Statements	F–6

Avensys Corporation
Consolidated Balance Sheets
Unaudited
(Expressed in U.S. Dollars)

	March 31,	June 30,
	2009	2008
	$	$
ASSETS
Current Assets

Cash and cash equivalents	387,540	369,396
Accounts receivable, net of allowance for doubtful accounts of $84,728 and $50,053, respectively	3,818,756	5,121,058
Other receivables (Note 5)	1,631,776	1,924,767
Inventories (Note 5)	2,138,708	2,178,686
Prepaid expenses and deposits	70,702	149,213
Current assets of discontinued operations (Note 4)	66,344	94,196
Total Current Assets	8,113,826	9,837,316

Property and equipment, net	1,759,636	2,490,215
Intangible assets	2,752,510	3,879,086
Goodwill (Note 18)	-	4,644,864
Deferred financing costs	310,801	404,630
Deposits	126,010	84,363
Total Assets	13,062,783	21,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts payable and accrued liabilities (Note 5)	4,709,521	6,401,379
Bank and other loans payable (Note 7)	2,946,382	2,431,948
Current portion of long-term debt (Note 10)	105,664	122,423
Current portion of convertible debentures (Note 11)	553,031	-
Current portion of balance of purchase price (Notes 8 and 11)	73,288	92,818
Current liabilities of discontinued operations (Note 4)	71,704	88,245
Total Current Liabilities	8,459,590	9,136,813
Long-term debt, less current portion (Note 10)	89,965	191,352
Convertible debentures, less current portion (Note 11)	1,415,020	1,299,412
Balance of purchase price payable (Note 8)	1,259,274	1,706,363
Derivative financial instruments (Note 9)	116,593	1,363,543
Total Liabilities	11,340,442	13,697,483
Non-controlling Interest	-	7,677

Stockholders’ Equity

Common Stock, 500,000,000 shares authorized with a par value of $0.00001; 99,086,152 and 99,036,152 issued and outstanding, respectively	990	990
Additional Paid-in Capital	38,346,854	38,223,391
Accumulated other comprehensive income	(163,909)	1,817,006
Deficit	(36,461,594)	(32,406,073)
Total Stockholders’ Equity	1,722,341	7,635,314

Total Liabilities and Stockholders’ Equity	13,062,783	21,340,474

Going Concern (Note 1)
Contingencies (Note 15)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statements of Operations and Comprehensive Loss
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	$	$	$	$

Revenue	5,409,599	5,780,795	16,497,120	14,659,223

Cost of Revenue	3,495,889	3,774,855	11,019,585	9,336,052
Gross Margin	1,913,710	2,005,940	5,477,535	5,323,171

Operating Expenses

Depreciation and amortization	208,387	222,350	644,128	712,317
Selling, general and administration	1,790,050	1,676,049	5,061,673	4,785,985
Loss on impairment of goodwill (Note 18)	-	-	3,888,644	-
Research and development	249,812	643,452	1,003,857	1,805,714
Total Operating Expenses	2,248,249	2,541,851	10,598,302	7,304,016

Loss from Operations	(334,539)	(535,911)	(5,120,767)	(1,980,845)

Other Income (Expenses)

Other income (expenses), net	8,229	55,025	27,488	57,364
Loss on redemption of convertible debentures	-	-	-	(1,422,577)
Financial expenses, net	(77,240)	(82,615)	(107,353)	(552,158)
Debentures and balance of purchase price accretion (Note 8)	(342,481)	(234,168)	(952,776)	(679,398)
Loss on extinguishment of debt	-	-	(47,044)	-
Change in fair value of derivative financial instruments (Note 9)	440,328	(97,088)	1,616,994	241,777
Total Other Income (Expenses)	28,836	(358,846)	537,309	(2,354,992)
Net Loss Before Income Tax Benefit	(305,703)	(894,757)	(4,583,458)	(4,335,837)
Income Tax Benefit - Refundable tax credits (Note 16)	181,696	274,922	538,205	869,345
Net Loss before Non-Controlling Interest	(124,007)	(619,835)	(4,045,253)	(3,466,492)
Non-Controlling Interest	(1)	86	(19)	(213)
Net Loss from Continuing Operations	(124,008)	(619,749)	(4,045,272)	(3,466,705)
Results of Discontinued Operations (Note 4)	(10,249)	345,970	(10,249)	631,250
Net Loss	(134,257)	(273,779)	(4,055,521)	(2,835,455)
Basic and diluted earnings (loss) per share

From Continuing Operations	(0.00)	(0.01)	(0.04)	(0.04)
From Discontinued Operations	(0.00)	0.00	(0.00)	0.01
Net Loss per share - Basic and Diluted	(0.00)	(0.00)	(0.04)	(0.03)
Weighted Average Common Shares Outstanding	99,086,152	98,290,264	99,082,755	96,866,392

Statement of Comprehensive Loss

Net Loss	(134,257)	(273,779)	(4,055,521)	(2,835,455)

Foreign currency translation adjustments	(197,103)	(291,235)	(1,980,915)	574,651

Comprehensive Loss	(331,360)	(565,014)	(6,036,436)	(2,260,804)

Going Concern (Note 1)
Contingencies (Note 15)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statements of Cash Flows
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	$	$	$	$

Net Loss	(134,257)	(273,779)	(4,055,521)	(2,835,455)

Results of discontinued operations	10,249	(345,970)	10,249	(631,250)
Adjustments to reconcile net loss to cash generated by (used in) operating activities
Stock-based compensation	38,439	50,688	123,463	202,834
Expenses settled with issuance of common shares	-	-	-	17,500
Depreciation and amortization	261,828	322,785	833,774	940,459
Non-cash financial and other expenses	213,961	(79,145)	144,431	42,151
Loss on impairment of goodwill (Note 18)	-	-	3,888,644	-
Non-controlling interest	1	(86)	19	213
Loss on redemption of convertible debentures	-	-	-	1,422,577
Loss on extinguishment of debt (Note 8)	-	-	47,044	-
Debentures and balance of purchase price accretion	342,481	234,168	952,776	679,398
Change in fair value of derivative financial instruments	(440,328)	97,088	(1,616,994)	(241,777)
Amortization of deferred financing costs	22,306	-	66,918	57,458
Changes in operating assets and liabilities
Decrease in accounts receivables	459,073	(284,020)	700,704	(245,871)
(Increase) in inventories	151,967	159,110	(557,854)	(500,519)
(Increase) decrease in other receivables	261,899	(315,882)	(81,875)	(466,449)
(Increase) decrease in prepaid expenses and other assets	67,643	87,991	(2,179)	114,019
Increase in accounts payable and accrued liabilities	(970,158)	(304,857)	(488,125)	(89,510)
Net Cash Generated by (Used In) Operating Activities from Continuing Operations	285,046	(691,627)	(34,584)	(1,573,941)
Net Cash Generated by (Used In) Operating Activities from Discontinued Operations	-	342,237	-	333,725
Net Cash (Used In) Operating Activities	285,046	(349,390)	(34,584)	(1,240,216)
Investing Activities
Purchase of property and equipment	(51,836)	-	(139,485)	(412,644)
Disposal of property and equipment	870	13,322	870	51,059
Purchase of a minority interest	-	-	(6,474)	-
Net Cash Generated by (Used in) Investing Activities from Continuing Operations	(50,966)	(88,967)	(145,089)	(463,874)
Net Cash Generated by (Used in) Investing Activities	(50,966)	(88,967)	(145,089)	(463,874)
Financing Activities
Proceeds (repayment) of bank and working capital credit line	156,265	727,376	546,397	1,241,092
Repayment of convertible debentures	-	-	-	(136,722)
Proceeds from issue of senior secured convertible debentures (Note 11)	-	-	-	3,726,621
Redemption of secured convertible debentures	-	-	-	(3,440,421)
Long term debt proceeds	-	-	-	30,015
Long term debt repayments	(18,358)	-	(59,127)	(21,348)
Proceeds from investment tax credit financing	1,194,246	-	1,194,246	570,071
Repayments of investment tax credit financing	(1,218,413)	-	(1,218,413)	(94,509)
Proceeds from capital leases	(0)	-	21,586	4,024
Repayments of capital leases	(8,114)	-	(24,238)	(9,509)
Repayments of balance of purchase price	(80,366)		(80,366)
Proceeds from restricted held-to-maturity security	-	93,861	-	93,861
Net Cash Generated by Financing Activities from Continuing Operations	25,259	821,237	380,084	1,963,175
Net Cash Generated by (Used in) Financing Activities from Discontinued Operations	-	53,824	-	(352,511)
Net Cash Generated by Financing Activities	25,259	875,061	380,084	1,610,664
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(49,041)	(599,398)	(182,268)	(54,852)
(Decrease) Increase in Cash and Cash Equivalents	210,299	(162,694)	18,144	(148,278)
Cash and Cash Equivalents – Beginning of period	177,241	495,439	369,396	481,023
Cash and Cash Equivalents – End of period	387,540	332,745	387,540	332,745

Going Concern (Note 1)
Contingencies (Note 15)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Interim Consolidated Statements of Cash Flows (continued)
Unaudited
(Expressed in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	$	$	$	$

Non-Cash Financing and Investing Activities

Issuance of common shares for repayment of secured convertible notes, Series B	-	-	-	52,186
Issuance of common shares pursuant to cashless exercise of warrants	-	-	-	28
Issuance of common shares to settle outstanding payables	-	-	-	17,497
Issuance of common stock to settle placement agent fees on issuance of Senior Secured Convertible OID Note (Note 11(b))	-	15	-	15
Issuance of common stock to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Tecnologies Optique (Note 12 (a))	-	4	-	4

Supplemental Disclosures

Interest (paid) earned from continuing operations	(89,423)	24,557	(164,037)	(47,780)

Going Concern (Note 1)
Contingencies (Note 15)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Consolidated Statement of Stockholders’ Equity
Unaudited
(Expressed in U.S. Dollars)

			Additional	Accumulated Other		Total
	Common Shares		Paid-In	Comprehensive		Stockholders’
	Number of	Amount	Capital	Income	Deficit	Equity
	Shares	$	$	$	$	$

Balance, June 30, 2007	93,437,654	934	36,727,893	1,268,622	(29,285,550)	8,711,899
Stock-based compensation	-	-	249,479	-	-	249,479
Common stock issued to settle outstanding payables	250,000	3	17,497	-	-	17,500

Issuance of Senior Secured Convertible OID Note	-	-	1,176,383	-	-	1,176,383
Common stock issued pursuant to repayments of Secured Convertible Notes Series B	649,955	6	52,186	-	-	52,192
Common stock issued pursuant to cashless exercise of warrants	2,759,235	28	(28)	-	-	-
Common stock issued to settle placement agent fees on issuance of Senior Secured Convertible OID Note	1,477,273	15	(15)	-	-	-
Common stock issued to settle a pricing adjustment shortfall in connection with the acquisition of the manufacturing assets of ITF Optical Technologies Inc.	462,035	4	(4)	-	-	-
Translation adjustment				548,384		548,384
Net loss for the period					(3,120,523)	(3,120,523)

Balance, June 30, 2008	99,036,152	990	38,223,391	1,817,006	(32,406,073)	7,635,314
Stock-based compensation	-	-	123,463	-	-	123,463
Common stock issued in connection with the exercise of stock options	50,000	-	-	-	-	-
Translation adjustment	-	-	-	(1,980,915)	-	(1,980,915)
Net loss for the period	-	-	-	-	(4,055,521)	(4,055,521)

Balance, March 31, 2009	99,086,152	990	38,346,854	(163,909)	(36,461,594)	1,722,341

Going Concern (Note 1)
Contingencies (Note 15)
(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

1.	Going Concern

The accompanying financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which assumes Avensys Corporation (the “Company”) will be able to realize the carrying value of its assets and discharge its liabilities in the normal course of operations. The Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations. Furthermore, the Company renewed working capital financing that matures from one to three months after issuance and subject to maturity dates being extended on maturity at the option of the issuer. Additionally, the Company’s operating subsidiary, Avensys Inc. (“AVI”) renewed its line of credit with a financial institution in March 2009. The line of credit will come up for renewal no later than October 31, 2009, and will be reviewed based on AVI’s financial statements of June 30, 2009. At December 31, 2008 AVI was not in respect of the financial covenants pertaining to its line of credit with the financial institution. This constituted an event of default which triggered cross-default clauses affecting the Company’s Working Capital Facility (Note 7(a)) and Senior Secured Convertible Debenture (Note 11). Subsequently, the Company obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture, and AVI obtained an exemption from the requirement to respect certain financial covenants until June 30, 2009. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at March 31, 2009. The Company’s continuation as a going concern is dependent upon the continued support of lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

Management has taken steps to revise the Company’s operating and financial requirements. During the third quarter of fiscal 2009, as described in Note 7 (d), the Company obtained additional research and development investment tax credit financing from a financial institution. Also, during the first quarter of fiscal 2009, as described in Note 8, the Company amended an agreement with the former shareholders of ITF Optical Technologies. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 or the issuance of CAD $1,500,000 in Company shares at a reference share price of $0.342 between April and October 2009. The amended agreement stipulates:

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

The Company was incorporated in the State of Nevada on June 26, 2000 as Keystone Mines Limited. The Company subsequently changed its name to C-Chip Technologies Corporation. In July 2005, the Company changed its name to Manaris Corporation, and in December 2007, to Avensys Corporation. The Company has achieved significant revenue from acquired companies and also has disposed of companies. The Company’s assets and operations at March 31, 2009 are located across Canada. The Company currently derives all of its revenues from its subsidiary. As discussed in Note 17, the Company operates two reporting segments, Fiber Technologies and Solutions, corresponding to the Avensys Technologies and Avensys Solutions divisions of AVI, as follows:

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
March 31, 2009

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“US”) and are presented in US dollars, the reporting currency.

Interim Financial Information

The financial information presented as at March 31, 2009 and for the three and nine month periods ended March 31, 2009 and 2008 is unaudited. In the opinion of management, all adjustments necessary to present fairly the results of these periods have been included. The adjustments made were of a normal-recurring nature. The results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the operating results anticipated for the full year. The financial statements follow the same accounting principles and methods of their application as the financial statements for the year ended June 30, 2008. Other than for elements described in Recent Accounting Pronouncements below, significant accounting policies of the Company are consistent with those described in the notes to the audited consolidated financial statements of June 30, 2008.

Advertising

The Company’s advertising costs, which amounted to $24,973 and $57,149 for the three and nine month periods ended March 31, 2009, respectively, and $57,652 and $61,956 for the three and nine month periods ended March 31, 2008, respectively, are expensed as incurred.

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
March 31, 2009

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the provisions of SFAS 160 effective January 1, 2009. The adoption of this standard did not have a significant impact on the consolidated financial position and results of operations of the Company.

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
March 31, 2009

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

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted FSP FAS 142-3 effective January 1, 2009. The Company is in the process of evaluating the impact that the adoption of the EITF Issue will have on its financial statements.

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
March 31, 2009

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

The carrying values of the major classes of assets and liabilities of discontinued operations, included under the ‘Current assets of discontinued operations’ and ‘Current liabilities of discontinued operations’ captions in the consolidated balance sheet, are as follows:

	March 31, 2009			June 30, 2008
	C-Chip	CSA	Total	C-Chip	CSA	Total
	$	$	$	$	$	$
Cash and cash equivalents	50,084	403	50,487	31,560	589	32,149
Accounts receivable	15,857	-	15,857	54,958	-	54,958
Prepaid Expenses	-	-	-	7,089	-	7,089
Current assets of discontinued operations	65,941	403	66,344	93,607	589	94,196

Accounts Payable and accrued liabilities	71,704	-	71,704	88,245	-	88,245
Other loans payable		-	-	-	-	-
Current liabilities of discontinued operations	71,704	-	71,704	88,245	-	88,245

Summary results of discontinued operations for the three-month periods ended March 31, 2009 and 2008 are as follows:

	Total		C-Chip		CSA
	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$
Revenues from discontinued operations	-	-	-	-	-	-
Pre-tax earnings (loss) from Discontinued Operations	(10,249)	(5,089)	(10,249)	(5,089)	-	-

After tax earnings (loss) from Discontinued Operations	(10,249)	(5,089)	(10,249)	(5,089)	-	-
Gain on extinguishment of loan	-	351,059	-	351,059	-	-
Results of discontinued operations	(10,249)	345,970	(10,249)	345,970	-	-

Summary results of discontinued operations for the nine-month periods ended March 31, 2009 and 2008 are as follows:

	Total		C-Chip		CSA
	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$
Revenues from discontinued operations	-	398,100	-	398,100	-	-
Pre-tax earnings (loss) from Discontinued Operations	(10,249)	280,191	(10,249)	280,191	-	-

After tax earnings (loss) from Discontinued Operations	(10,249)	280,191	(10,249)	280,191	-	-
Gain on extinguishment of loan	-	351,059	-	351,059	-	-
Results of discontinued operations	(10,249)	631,250	(10,249)	631,250	-	-

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

5.	Balance Sheet Details

	March 31,	June 30,
	2009	2008
	$	$

Other Receivables
Investment tax credits receivable	1,600,687	1,854,095
Sales tax receivable	30,408	65,416
Other	681	5,256

	1,631,776	1,924,767

Inventories
Raw materials	740,716	905,988
Work in process	673,036	314,105
Finished goods	724,956	958,593

	2,138,708	2,178,686

Accounts Payable and Accrued Liabilities
Accounts payable	3,178,785	4,085,102
Payroll and benefits	971,444	1,801,437
Income taxes payable	-	1,614
Rent payable	-	36,200
Deferred revenue	227,366	138,338
Lease termination	19,800	24,408
Provision for Warranty	292,441	282,234
Other	19,685	32,046

	4,709,521	6,401,379

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

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

ITF Laboratories Inc. (“ITF Labs”) provides research & development to AVI and other parties. As a result, ITF Laboratories Inc. continues to be included in the consolidated financial statements of the Company for the three months ended March 31, 2009, since AVI is the primary beneficiary. The impact of including the accounts of ITF Laboratories Inc. in the consolidated balance sheet as at March 31, 2009 consists of the following additions:

•	Current assets of $3,008,132 (June 30, 2008 - $2,785,075)
•	Net property and equipment of $681,085 (June 30, 2008 - $916,421)
•	Intangible assets of $166,574 (June 30, 2008 - $237,834)
•	Current liabilities of $1,258,584 (June 30, 2008 - $1,370,102)

The impact on the consolidated statement of operations for three months ended March 31, 2009 and 2008 was:

•	Increase in revenue of $549,784 and $477,556, respectively
•	Increase in expenses of $538,083 and $1,786,837, respectively, including an amount for research and development expenses of $249,812 and $589,387, respectively
•	Increase in the income tax benefit from refundable investment tax credits of $181,696 and $274,922, respectively

The impact on the consolidated statement of operations for nine months ended March 31, 2009 and 2008 was:

•	Increase in revenue of $2,484,280 and $1,453,003, respectively
•	Increase in expenses of $2,316,884 and $3,253,528, respectively, including an amount for research and development expenses of $1,003,857 and $1,836,749, respectively
•	Increase in the income tax benefit from refundable investment tax credits of $538,205 and $869,345, respectively

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

7.	Bank and Other Loans Payable

The details of bank and other loans payable is as follows:

	March 31,	June 30,
	2009	2008
	$	$

Senior Secured Working Capital Notes of the Company, bearing interest at 8.5%, maturing April 30, 2009 (Note 7 (a))	1,610,861	1,000,000
Secured bank line of credit of AVI, bearing interest at Canadian bank prime rate plus 1.5% (Note 7 (b))	580,931	843,540
Investment tax credit financing of AVI, bearing interest at 18%, repayable on demand (Note 7 (c))	-	588,408
Investment tax credit financing of AVI, bearing interest at prime plus 2% (Note 7(d))	754,590	-
	2,946,382	2,431,948

a)
In connection with the issue of a Senior Secured Original Issue Discount Convertible Debenture (Note 11), the Company obtained access to a $2,500,000 Working Capital Facility (the “Facility”). As of March 31, 2009, the Company had obtained a total of $1,610,861 from the Facility in the form of three Senior Secured Working Capital Notes (“WC Note”), bearing interest at 8.5% payable at maturity, all maturing on April 30, 2009. In the normal course of operations, these notes usually mature one to three months after issuance and are subject to maturity dates being extended and the notes are therefore renewed on maturity (see Note 19 – Subsequent Event).

b)
AVI maintains a line of credit from a financial institution for an authorized amount of $1,078,253 (CAD$1,360,000), which bears interest at the Canadian bank prime rate plus 1.5%. The outstanding balance under the line of credit as at March 31, 2009 amounted to $580,931 (CAD $732,729) (June 30, 2008 $843,540 – CAD $860,157). AVI’s accounts receivable totaling $3,208,450 (CAD $4,046,818) and inventories totaling $1,690,372 (CAD $2,132,066) serve as guarantees for the line of credit.

c)
ITF Labs obtained investment tax credit financing during the quarter ended September 30, 2007 in the amount of $492,611 (CAD $600,000). The demand loan bore interest at 18%, with interest payable on a monthly basis, and was secured by the Federal and Provincial tax credits receivables and the assets of ITF Labs. On July 30, 2008, ITF Labs refinanced the investment tax credit loan at which time interest and fees were added to the principal, resulting in a loan balance of $561,721 (CAD $684,176) at December 31, 2008. During the three months ended March 31, 2009, ITF Labs reimbursed the full loan balance by obtaining new investment tax credit financing discussed in Note 7 b).

d)
ITF Labs obtained investment tax credit financing from a financial institution during the three months ended March 31, 2009 in the amount of $1,178,150 (CAD $1,486,000). The demand loan bears interest at prime plus 2%, with interest payable on a monthly basis, and is secured by the Federal and Provincial tax credits receivable of ITF Labs. During the three months ended March 31, 2009, ITF Labs reimbursed $423,560 (CAD $534,236) of the loan, resulting in a loan balance of $754,590 (CAD $951,764) as of March 31, 2009.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

8.	Balance of Purchase Price Payable

The balance of purchase payable is classified as a liability in the consolidated balance sheet of the Company, measured at net present value and accreted to the face amount using the effective interest rate method to the first date a payment would be required. Balance of purchase price accretion is recorded in the Statement of Operations. The following table illustrates the book values of these balances of purchase price payable at June 30, 2008 and March 31, 2009:

				Net Present Value at
	Transaction	Maturity /	Effective	June	March
	Date	Expiry Date	Interest Rate	30, 2008	31, 2009

Willer Transaction (Note 8 (a))	03/31/2008	01/30/2009	10%	92,818	-
Willer Transaction (Note 8 (a))	03/31/2008	01/29/2010	10%	84,470	73,288
				177,288	73,288

ITF Transaction (Note 8 (b))	04/18/2006	04/01/2009	30%	1,621,893	-
ITF Transaction - Amendment (Note 8 (b))	09/11/2008	10/01/2010	30%	-	1,259,274
				1,621,893	1,259,274

Total				1,799,181	1,332,562

a)	As part of the acquisition in 2008 of the net operating assets of Willer Engineering Ltd (“Willer Transaction”), the Company has recorded a balance of purchase price payable.

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
March 31, 2009

9.	Derivative Financial Instruments

The acquisition of the manufacturing and research and development assets of ITF Optical Technologies Inc. in 2006, the issuance of Series B Subordinated Secured Convertible Debentures in 2006, and the issuance of the Senior Secured Original Issue Discount Convertible Debenture in 2007 each resulted in the recognition of derivative liabilities due to embedded conversion option features and warrants present in the associated liabilities. These embedded conversion options and warrants are classified as derivative liabilities and measured at fair value using the Black-Scholes Model. Changes in fair values of derivative liabilities are recorded in the Statement of Operations. The following table illustrates the values of the Company’s derivative liabilities at June 30, 2008 and March 31, 2009 and the resulting gain or loss recorded in the statement of operations:

			Value at
	Maturity /	# of underlying	June	March	Gain (Loss) on
	Expiry Date	Shares	30, 2008	31, 2009	Changes in FV

Senior Secured Convertible Debenture

Series P warrants	09/24/2012	8,091,403	226,032	16,818	209,214
Beneficial Conversion Option - Convertible debenture	09/24/2012	39,516,148	1,086,304	86,716	999,588
			1,312,336	103,534	1,208,802

Serie B Subordinated Secured Convertible Debentures
Series Y Warrants	11/09/2010	145,005	2,628	53	2,575
Series Z Warrants	11/09/2010	2,175,063	39,413	801	38,612
Series W Warrants (placement fees)	11/09/2010	711,490	2,886	20	2,866
Series Y Warrants (placement fees)	11/09/2010	17,789	322	7	315
Series Z Warrants (placement fees)	11/09/2010	266,810	4,835	98	4,737
			50,084	979	49,105

Conversion Option on Balance of Purchase Price (Note 8)

ITF Optical Technologies Inc. assets acquisition	04/01/2009	3,826,531	1,123	-	368
ITF Optical Technologies Inc. assets acquisition (amended)	10/01/2010	20,074,832	-	12,080	358,719
			1,123	12,080	359,087
Total			1,363,543	116,593	1,616,994

10.	Long-Term Debt

	March 31,	June 30,
	2009	2008
	$	$
Mortgage loan secured by AVI's intangible and movable tangible assets (March 31, 2009 - CAD $140,000; June 30, 2008 - CAD $203,000), bearing interest at the lender's prime rate (March 31, 2009 - 6.75%; June 30, 2008 - 6.75%) plus 1.75%, payable in monthly instalments of CAD$7,000 plus interest, maturing in November 2010	110,997	199,079

Capital lease obligations (March 31, 2009 - CAD $87,712; June 30, 2008 - CAD $92,396), bearing interest between 9.07% and 16.23%, maturing between February 2010 and December 2011.	69,541	90,610

Secured note (March 31, 2009 - CAD $19,034; June 30, 2008 - CAD $24,560) bearing no interest, payable in 48 monthly instalments of $614, maturing October 2011.	15,091	24,086
	195,629	313,775
Less: Current portion of long-term debt	105,664	122,423
Long-term debt	89,965	191,352

Remaining principal payments, by fiscal year, on long-term debt and capital leases are as follows:

$

2009	26,373
2010	103,475
2011	56,266
2012	9,516
2013	-
Total	195,629

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

11.	Convertible Debenture

	March 31,	June 30,
	2009	2008
	$	$

Senior Secured Original Issue Discount Convertible Debenture at 6% (original principal amount of $4,000,000) maturing September 24, 2012.	1,968,051	1,299,412
Less: Current portion of convertible debentures	553,031	-
Convertible debenture	1,415,020	1,299,412

Principal payments on the convertible debenture for the next five fiscal years are as follows:

$

2009	-
2010	1,177,225
2011	1,569,633
2012	1,569,633
2013	392,409
4,708,900
Less: Impact of accretion / present value	2,740,849
Total	1,968,051

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

In accordance with EITF 00-19, EITF 05-2, EITF 05-4, FASB 133 and APB 14, the Company allocated $479,816 to the Series P Warrants and recognized an embedded conversion option feature of $1,711,199. The Series P warrants and the embedded conversion option feature components are accounted for as derivative liabilities. The Company allocated $162,500 and $53,624, respectively, to the common stock and warrants issued to the placement agent, and allocated $960,259 to the Series Q warrants, all of which were recorded as additional paid-in capital. The Company allocated the remaining proceeds to the Convertible Debenture in the amount of $848,725. The carrying amount of the Convertible Debenture will be increased by periodic accretion under the effective interest method. The Company used the Black-Scholes option pricing model to value the Series P warrants and the embedded conversion option feature, recorded as derivative liabilities, at the issue date and uses the same model to value these elements on a quarterly basis. The Company recorded deferred financing costs of $446,124 at the issue date, representing common stock and warrants issued to the placement agent valued at $162,500 and $53,624, respectively, and cash fees paid of $230,000. These deferred financing costs are amortized on a straight-line basis over the term of the Convertible Debenture. At March 31, 2009, the outstanding principal amount on the Convertible Debenture was $4,526,731.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Convertible Debenture (continued)

The following table illustrates the values of the various components of the financing at June 30, 2008 and March 31, 2009.

	Issue Date	Maturity /	# of underlying	Value at June	Value at March
		Expiry Date	Shares	30, 2008	31, 2009

Derivative Liabilities

Series P warrants	09/24/2007	09/24/2012	8,091,403	226,032	16,818
Beneficial Conversion Option - Convertible debenture	09/24/2007	09/24/2012	40,334,793	1,086,034	86,716
				1,312,066	103,534

Carrying Value of Original Issue Discount
Senior Secured Convertible Debenture

Convertible debenture	09/24/2007	09/24/2012		1,299,412	1,968,051

Additional Paid-In Capital

Common stock issued for fees (1)	09/24/2007			162,500	162,500
Warrants issued for fees	09/24/2007		1,936,937	53,624	53,624
Series Q warrants	09/24/2007		20,276,190	960,259	960,259
				1,176,383	1,176,383
Total				3,787,861	3,247,968

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

The SPL Agreement with respect to this Convertible Debenture contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL Agreement, as defined in the SPL Agreement; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Debenture, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Debenture provided however that the Company could have a certain maximum amount of outstanding bank debt. At March 31, 2009, all the covenants contained within this Convertible Debenture were respected, except as discussed in Note 1.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

12.	Common Stock

At March 31, 2009, the Company had authority to issue 500,000,000 shares of common stock. The Company had 99,086,152 common shares outstanding at March 31, 2009 compared to 99,036,152 on June 30, 2008. The company issued 50,000 shares on July 25, 2008 in connection with the exercise of stock options under the Company’s nonqualified employee stock option plan.

13.	Common Stock Reserved for Future Issuance

At March 31, 2009 common stock of the Company, reserved for future issuance, was as follows:

	March 31,	June 30,
	2009	2008

Stock Options (Note 14 (a))
Options outstanding	9,406,773	10,036,773
Available for awards	4,569,541	3,989,541

Stock Plan (1)
Available for awards	3,750,000	3,750,000

Warrants (Note 14 (b))	44,125,399	44,125,399

Conversion feature of OID Senior Secured Convertible Note	41,152,104	38,714,119

	103,003,817	100,615,832

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
March 31, 2009

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

During the three and nine months ended March 31, 2009, zero and 250,000 stock options, respectively, were granted to employees and directors with exercise prices equivalent to the market price on the respective grant dates (3,100,000 for the year ended June 30, 2008).

A summary of the changes in the Company's common share stock options is presented below:

	March 31, 2009		June 30, 2008

		Weighted		Weighted
	Number of	Average Exercise	Number of	Average Exercise
	Options	Price ($)	Options	Price ($)
Balance at beginning of period	10,036,773	0.35	8,661,070	0.42

Granted	250,000	0.07	3,100,000	0.09
Exercised	(50,000)	0.00001	-	-
Forfeited	(830,000)	0.36	(1,724,297)	(0.18)
Balance at end of period	9,406,773	0.34	10,036,773	0.35

Additional information regarding options outstanding as at March 31, 2009 is as follows:

	Outstanding			Exercisable
Range of	Number of	Weighted	Weighted	Number of	Weighted
Exercise prices	shares	average	average	shares	average
$		remaining	exercise price		exercise price
		contractual	$		$
		life (years)

0.00 – 0.25	3,602,334	4.57	0.09	2,102,334	0.09
0.26 – 0.50	3,028,189	4.91	0.31	2,553,189	0.30
0.51 – 0.75	1,675,000	0.39	0.66	1,675,000	0.66
0.76 – 1.00	1,101,250	0.61	0.83	1,101,250	0.83
	9,406,773	3.47	0.35	7,431,773	0.40

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Stock Options and Warrants (continued)

Stock Options (continued)

The weighted average fair value of options granted for the three and nine month periods ended March 31, 2009 was nil and $0.03, respectively, ($0.09 and $0.08 for the respective periods ended March 31, 2008) as summarized below. No options were granted during the three months ended March 31, 2009.

	Number of options		Weighted average exercise price		Weighted average grant- date fair value
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Options granted during the year ended June 30, 2009 and 2008, exercise prices equal to market price at time of grant	250,000	2,950,000	0.07	0.09000	0.03	0.08

The Company recognized stock-based compensation for employees and directors in the amount of $38,439 and $123,463 for the three and nine month periods ended March 31, 2009 respectively ($50,688 and $202,834 for the respective periods ended March 31, 2008). The amount of stock-based compensation for the nine months ended March 31, 2008 includes $64,684 for the departure of the president of AVI in July 2007.

The fair value of the options granted during the period was measured at the date of grant using the Black-Scholes option pricing model with the following weigthed-average assumptions:

	Nine month periods March 31,
	2009	2008
Risk - free interest rate	1.96%	-
Expected volatility	100%	-
Expected life of stocks options (in years)	4.00	-
Assumed dividends	None	-

As at March 31, 2009, the Company has $115,037 of total unrecognized stock-based compensation expense related to non-vested stock options granted under the Company’s stock option plan that it expects to recognize over a period of four fiscal years (June 30, 2009 - $38,439, June 30, 2010 - $30,899, June 30, 2011 - $30,182, June 30, 2012 - $15,518).

Options for 50,000 Company common stock shares were exercised during the nine months ended March 31, 2009 at an exercise price of $0.00001, while zero stock options were exercised during the year ended June 30, 2008. The impact to cash receipts from the exercise of stock options is included in financing activities in the accompanying consolidated statements of cash flows.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Stock Options and Warrants (continued)

b)	Warrants

Warrants outstanding as at March 31, 2009 and June 30, 2008

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

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

15.	Commitments and Contingencies

Commitments

Minimum lease payments for the next five fiscal years are as follows:

$
2009	91,743
2010	238,379
2011	34,892
2012	1,659
2013	-
366,673

The Company leases premises for its various offices located across Canada. Total rent expense was $91,743 and $294,268 for the three and nine month periods ended March 31, 2009, respectively, and $108,317 and $315,173 for the three and nine month periods ended March 31, 2008, respectively.

Litigation and Settlement Costs

On February 7, 2007, a lawsuit was filed by a former employee in Superior Court of Quebec for a total amount of $216,687 (CAD $273,307), with regards to alleged breach of employment contract and wrongful dismissal. The Company has filed its response, and is in the process of contesting the case vigorously. Furthermore, a court date for the hearing has been scheduled.

On November 17, 2008, a lawsuit was filed by a former employee under British Columbia Law in the Supreme Court of British Columbia for a total amount of $95,140 (CAD $120,000), with regards to alleged breach of employment contract. The Company has filed its Statement of defense, and is in the process of contesting the case vigorously.

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
March 31, 2009

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

For the three month period ended March 31, 2009

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	2,919,069	2,490,530	5,409,599

Cost of net revenues	2,150,878	1,345,011	3,495,889
Marketing and sales expense	169,257	659,539	828,796
General and administrative expense	282,984	279,101	562,085
Loss on impairment of goodwill	-	-	-
Research & development	249,812	-	249,812
Depreciation & amortization	83,365	26,408	109,773

Direct costs	2,936,297	2,310,059	5,246,356

Direct contribution	(17,227)	180,471	163,244
Other operating expenses & indirect costs of net revenues			(497,783)

Loss from Operations			(334,539)

Other income (expense)			8,229
Loss on redemption of convertible debentures			-
Interest expense, net			(77,240)
Debenture accretion and change in fair value of derivative financial instruments			97,847
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			181,696
Non-Controlling Interest			(1)

Net Loss from Continuing Operations			(124,008)

(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Segment Disclosure (continued)

For the three month period ended March 31, 2008

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	3,790,100	1,990,695	5,780,795

Cost of net revenues	2,538,980	1,235,875	3,774,855
Marketing and sales expense	256,147	461,123	717,270
General and administrative expense	428,492	151,782	580,274
Loss on impairment of goodwill	-	-	-
Research & development	643,452	-	643,452
Depreciation & amortization	140,231	8,585	148,816

Direct costs	4,007,302	1,857,365	5,864,667

Direct contribution	(217,202)	133,330	(83,872)

Other operating expenses & indirect costs of net revenues			(452,039)

Loss from Operations			(535,911)

Other income (expense)			55,025
Loss on redemption of convertible debentures			-
Interest expense, net			(82,615)
Debenture accretion and change in fair value of derivative financial instruments			(331,256)
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			274,922
Non-Controlling Interest			86

Net Loss from Continuing Operations			(619,749)
(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Segment Disclosure (continued)

For the nine month period ended March 31, 2009

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	9,378,547	7,118,573	16,497,120

Cost of net revenues	6,850,023	4,169,562	11,019,585
Marketing and sales expense	430,363	2,033,817	2,464,180
General and administrative expense	911,730	812,793	1,724,523
Loss on impairment of goodwill	2,605,391	1,283,253	3,888,644
Research & development	1,003,857	-	1,003,857
Depreciation & amortization	230,486	85,118	315,604

Direct costs	12,031,850	8,384,543	20,416,393

Direct contribution	(2,653,303)	(1,265,970)	(3,919,273)
Other operating expenses & indirect costs of net revenues			(1,201,494)

Loss from Operations			(5,120,767)

Other income (expense)			27,488
Loss on redemption of convertible debentures			-
Interest expense, net			(107,353)
Debenture accretion and change in fair value of derivative financial instruments			664,218
Loss on extinguishment of debt			(47,044)
Income Tax Benefit - Refundable tax credits (*)			538,205
Non-Controlling Interest			(19)

Net Loss from Continuing Operations			(4,045,272)
(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Segment Disclosure (continued)

For the nine month period ended March 31, 2008

	Fiber Technologies	Solutions	Consolidated
Net revenues from external customers	10,583,818	4,075,405	14,659,223

Cost of net revenues	6,826,466	2,509,586	9,336,052
Marketing and sales expense	527,636	1,244,062	1,771,698
General and administrative expense	721,136	419,680	1,140,816
Loss on impairment of goodwill	-	-	-
Research and development expense	1,805,714	-	1,805,714
Depreciation and amortization expense	273,720	23,251	296,971

Direct costs	10,154,672	4,196,579	14,351,251

Direct contribution	429,146	(121,174)	307,972
Other operating expenses & indirect costs of net revenues			(890,649)

Loss from Operations			(1,980,845)

Other income (expense)			57,364
Loss on redemption of convertible debentures			(1,422,577)
Interest expense, net			(552,158)
Debenture accretion and change in fair value of derivative financial instruments			(437,621)
Loss on extinguishment of debt			-
Income Tax Benefit - Refundable tax credits (*)			869,345
Non-Controlling Interest			(213)

Net Loss from Continuing Operations			(3,466,705)
(*) – Relates entirely to the Research & Development activities of the Fiber Technologies segment.
(+) – Includes $212,000 of salary expense related to the departure of the President of AVI in July 2007.

Revenue generated from two customers of the Company’s Fiber Technologies segment for the three and nine month periods ended March 31, 2009 and 2008 was approximately as follows:

	Three months ended March 31,
	2009	2008
	$	$

Customer 1	1,223,080	2,001,110
Customer 2	702,851	779,669
	1,925,931	2,780,779

	Nine months ended March 31,
	2009	2008
	$	$

Customer 1	2,937,545	5,695,610
Customer 2	2,663,301	2,075,254
	5,600,846	7,770,864

The outstanding receivable balances for these customers at March 31, 2008 amounted to $1,194,647 (Customer 1 represented $595,155 and Customer 2 represented $599,492).

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

Segment Disclosure (continued)

The Company’s assets are allocated as follows:

	March 31,	June 30,
	2009	2008
	$	$

Fiber Technologies	5,133,540	9,101,193
Solutions	3,047,264	3,977,932
All Other (*)	4,881,976	8,261,349
	13,062,780	21,340,474

(*) includes Avensys Corp. assets (including intangible assets identified in the acquisition of Avensys Inc. during February 2005) which cannot be allocated to either of the reporting segments.

The Company has three geographic business areas, Americas, Europe and Asia, determined based on the locations of the customers. Revenues for the three months ended March 31, 2009 and 2008 for the Americas include approximately $1,725,000 and $2,465,000, respectively, of sales to the United States of America and $2,382,000 and $2,063,000, respectively, of sales to Canada. Revenues for Asia for the three months ended March 31, 2009 and 2008 include sales of $788,000 and $850,000, respectively, to China.

Revenues for the nine months ended March 31, 2009 and 2008 for the Americas include approximately $4,450,000 and $6,899,000, respectively, of sales to the United States of America and $7,113,000 and $4,256,000, respectively, of sales to Canada. The revenues for Asia for the nine months ended March 31, 2009 and 2008 include sales of $2,888,000 and $2,278,000, respectively, to China.

Geographic Information

	Three months ended March 31,
Revenues	2009	2008
	$	$
Americas	4,107,630	4,541,131
Europe	418,721	271,092
Asia	883,248	968,572
Total	5,409,599	5,780,795

	Nine months ended March 31,
Revenues	2009	2008
	$	$
Americas	11,568,833	11,171,693
Europe	1,737,801	948,410
Asia	3,190,486	2,539,120
Total	16,497,120	14,659,223

Avensys Corporation
Notes to Interim Consolidated Financial Statements
Unaudited
(Expressed in U.S. Dollars)
March 31, 2009

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

19.	Subsequent Event

As discussed in Note 7 (a), WC Notes for an amount of $1,610,861 matured on April 30, 2009. The Company has paid the interest due on the WC Notes and, as of May 13, 2009, is still in negotiations with the holder of the WC Notes over the terms of renewal. Specifically, the holder of the WC Notes and the Company are negotiating the annual rate of interest that would apply to the renewed WC Notes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations of Avensys Corporation should be read in conjunction with the financial statements and notes thereto of the Company for the three month periods ended March 31, 2009 and 2008 as included in this Form 10-Q.

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

For the three month period ended March 31, 2009, Avensys’ revenues were $5.4 million, compared to $5.8 million for the same period last year which represents a decline of 6.4%. The gross margin of $1.9 million for the quarter was 35.4% as a percentage of sales compared with $2.0 million and 34.7% a year earlier. Avensys’ loss from operations for the three month period was $334,539. This compares to a loss from operations of $535,911 for the same period last year.

Net cash generated by operating activities from continuing operations during the three month period ended March 31, 2009, totaled $285,046, as compared with net cash used of $691,627 for the same period last year.

Net loss for the three month period ended March 31, 2009 was $134,257, compared with a net loss of $273,779 for the same period a year earlier. The net loss for the three month period being reported includes a $218,000 provision for severance costs as the Company continues to cut costs, to match costs with revenues, and to maintain revenues by diversifying its client base.

Finally, and irrespective of the current economic downturn which management is confident the Company will survive, the current capital structure of Avensys may not be sufficient to support its future plans for growth and technology development. To this end, the Company has engaged Lightwave Advisors, Inc., a financial advisory firm based in Connecticut, to assist the Company in reviewing and evaluating its financial and strategic alternatives.

Avensys Tech Division of Avensys Inc.

Avensys Tech sells its optical products and services primarily in North America, Asia, and Europe. It operates in three vertical markets within the photonics industry: the telecommunications market, the growing fiber laser market, and, the fiber sensor market.

Our optical components and modules sales are now distributed as follows: 67% for the telecom business, 24% for fiber laser components and modules and 9% for optical sensors. During the third quarter, the impact of the current recession was quite significant. Overall revenues totaled $2,919,069 for the third quarter and were 23% behind revenues achieved in the same period last year. This decline in revenues is broadly in the range of our industry’s decline. The main explanation is the decrease in sales of our undersea components (down 35% year on year) and of our DPSK components (“Differential Phase Shift Keying”) – down 9% year on year. It is interesting to notice that we continued to ship large quantities of Fiber Bragg Gratings, one of our traditional terrestrial telecom components.  Fiber laser components and related contract revenues, developed by our R&D partner ITF labs, again saw an important growth of 45% in the third quarter ending March 31, 2009.

Our DPSK product is now adopted by the telecom industry. Consequently, we expect substantial volume growth in the next years but also a pressure on cost reduction. To face this challenge ITF Labs, our R&D partner, undertook a major R&D project two years ago to design the new generation of our demodulators, the micro-DPSK.  On February 20, 2008, ITF Labs announced the R&D completion of its micro-DPSK.  This device is designed small enough to be incorporated into the industry standard 300-pin Multi-Source Agreement (MSA) compliant transponder package, and will be available with bitrates for 40Gb/s DPSK and DQPSK with free-spectral-range from 20 GHz to 70GHz. The device has the lowest loss and highest extinction ratio on the market with an almost insignificant polarization dependency of about 1.5% of free-spectral range. All dimensions of the device have been reduced, making this the thinnest, fastest tuning, lowest power consumption product available on the market which enables the integration of either DPSK or DQPSK formats into the MSA package.

Many Tier 1 and Tier 2 companies are currently developing their own platforms.  Because of the current economy climate, we don’t have short-term visibility of realistic forecasts for our Demodulation Formats technology. Finally, the micro-DPSK design allows significant cost reduction and high manufacturing yield, two key parameters to win the business on competitiveness side. The Telcordia qualification of the micro-DPSK has been completed and announced in January 2009, during the last Photonics west conference..

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

During the third quarter, we continued the restructuring of Avensys Solutions by reducing the size and related costs of our management team. Dr. Hassan Kassi was appointed Chief Operating Officer (COO) of Avensys Inc., replacing the previous General Manager of Avensys Solutions. In his new role as COO, Dr. Kassi is now responsible for the operations of both divisions: Avensys Tech and Avensys Solutions. In addition, Mr. Pierre Michaud was promoted as Vice-President of Sales & Marketing for Avensys Solutions, replacing the previous Sales Director of Avensys Solutions. Mr. Michaud has more than 20 years of experience in the field of instrumentation including 5 years heading Sales & Service departments. Mr. Michaud has been employed with Avensys since 1996.

We have also harmonized our processes and successfully undergone ISO re-certification, a key requirement to qualify has a vendor in several of our markets. Our Systems Integration teams has doubled in size and was successful in booking orders approaching $1.8M, with the majority of these orders deliverables within the first two quarters of the fiscal year.   This is, for the most part, attributable to our industrial customer base, a segment where complex applications often require the integration of several technologies into a turn-key solution.

Overall, Avensys Solutions revenues for the third quarter ended March 31, 2009, of $2,490,530 have grown by  25.1% over the same quarter in previous year, a significant portion of this growth being attributable to the acquisition of Willer Engineering’s assets. Despite the apparent growth, the Willer acquisition hides the negative impact of the current economic downturn because revenues continue to lag behind our sales expectations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2009 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2008

The results of operations include the accounts of the Company and its subsidiaries.

	Three Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Revenue	5,409,599	5,780,795	(371,196)	-6.4%
Cost of Revenue	3,495,889	3,774,855	(278,966)	-7.4%
Gross margin	1,913,710	2,005,940	(92,230)	-4.6%
Gross Margin as % of Revenue	35.4%	34.7%

Operating expenses
Depreciation and amortization	208,387	222,350	(13,963)	-6.3%
Selling, general and administration	1,790,050	1,676,049	114,001	6.8%
Loss on impairment of Goodwill	-	-	-	0.0%
Research and development	249,812	643,452	(393,640)	-61.2%
Total Operating expenses	2,248,249	2,541,851	(293,602)	-11.6%

Operating (loss) gain	(334,539)	(535,911)	201,372	37.6%

Other income (expenses)	28,836	(358,846)	387,682	108.0%
Income tax benefits - refundable tax credits	181,696	274,922	(93,226)	-33.9%
Non-Controlling interest	(1)	86	(87)	-101.2%
Results of discontinued operations	(10,249)	345,970	(356,219)	-103.0%
Net (loss) income for the period	(134,257)	(273,779)	139,522	51.0%

Foreign currency translation adjustments	(197,103)	(291,235)	94,132
Comprehensive income	(331,360)	(565,014)	233,654	41.4%

	Nine Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Revenue	16,497,120	14,659,223	1,837,897	12.5%
Cost of Revenue	11,019,585	9,336,052	1,683,533	18.0%
Gross margin	5,477,535	5,323,171	154,364	2.9%
Gross Margin as % of Revenue	33.2%	36.3%

Operating expenses
Depreciation and amortization	644,128	712,317	(68,189)	-9.6%
Selling, general and administration	5,061,673	4,785,985	275,688	5.8%
Loss on impairment of Goodwill	3,888,644	-	3,888,644	100.0%
Research and development	1,003,857	1,805,714	(801,857)	-44.4%
Total Operating expenses	10,598,302	7,304,016	3,294,286	45.1%

Operating (loss) gain	(5,120,767)	(1,980,845)	(3,139,922)	-158.5%

Other income (expenses)	537,309	(2,354,992)	2,892,301	122.8%
Income tax benefits - refundable tax credits	538,205	869,345	(331,140)	-38.1%
Non-Controlling interest	(19)	(213)	194	91.1%
Results of discontinued operations	(10,249)	631,250	(641,499)	-101.6%
Net (loss) income for the period	(4,055,521)	(2,835,455)	(1,220,066)	-43.0%

Foreign currency translation adjustments	(1,980,915)	574,651	(2,555,566)
Comprehensive income	(6,036,436)	(2,260,804)	(3,775,632)	-167.0%

Revenue

Sales from the Avensys Tech and Avensys Solutions divisions of Avensys Inc., for the three and nine month periods ended March 31, 2009, account for 100% of our revenues. Avensys products were sold directly and via distributors to customers throughout the world.

Our revenues were composed of the following:

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	2,919,069	54%	3,790,100	66%	(871,031)	-23.0%
Avensys Solutions	2,490,530	46%	1,990,695	34%	499,835	25.1%
Revenue	5,409,599		5,780,795		(371,196)	-6.4%

	Nine Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Change	Change
	$		$		$	%
Avensys Tech	9,378,547	57%	10,583,818	72%	(1,205,271)	-11.4%
Avensys Solutions	7,118,573	43%	4,075,405	28%	3,043,168	74.7%
Revenue	16,497,120		14,659,223		1,837,897	12.5%

Our revenues for the three month period ended March 31, 2009 decreased 6.4% over the same period in the previous year. The three month decrease is primarily to a slowing worldwide telecoms market during the three months ended March 31, 2009 contributing to a decrease of 23.0% in revenues for Avensys Tech. The overall decrease in revenues was tempered by a 25.1% increase in Avensys Solutions revenues due to the Willer acquisition contributing $1.58 million in revenue.

Cost of revenue and gross margin

Cost of goods sold as a percentage of revenue was 64.6% and 66.8% for the three and nine month periods ended March 31, 2009, respectively, compared with 65.3% and 63.7%, respectively for the same periods in the previous year. Gross margin, relative to revenues, for the three month period ended March 31, 2009 increased as a result of improved margins at Avensys Solutions which were at 46.0% for the three months ended March 31, 2009, compared to 37.9% for the same period last year. The improvement at Avensys Solutions is a result of increase in sales of integrated systems products. For the nine month period, gross margin decreased due to the effect of a continuing growth in the sales of lower margin products at Avensys Tech.

Operating Expenses

Depreciation and amortization
Depreciation and amortization expenses for the three and nine month periods ended March 31, 2009 decreased by $13,963 and $68,189, respectively, over the same period in 2008. The decrease in depreciation and amortization is primarily attributable to the effects of foreign currency translation – almost all our assets are denominated in the Canadian Dollar.

Selling General and Administrative expenses
Selling, general and administrative (SG&A) expenses consisted primarily of general and administrative expenses, marketing and sales expenses, payroll and related expenses, and professional fees. SG&A expenses increased by $114,001 for the three month period ended March 31, 2009 and increased by $275,688 for the nine month period ended March 31, 2009, compared to the same respective periods in 2008. SG&A are composed of the following:

	Three Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
General and administrative	217,279	177,057	40,222	22.7%
Marketing and Sales	183,495	227,524	(44,029)	-19.4%
Payroll and related expenses	1,270,137	948,997	321,140	33.8%
Professional fees	72,796	229,942	(157,146)	-68.3%
Travel	6,821	21,162	(14,341)	-67.8%
Stock based compensation	38,439	50,688	(12,249)	-24.2%
Other	1,083	20,679	(19,596)	-94.8%
Selling, General and Administrative Expenses	$1,790,050	$1,676,049	$114,001	6.8%

	Nine Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
General and administrative	607,199	541,704	65,495	12.1%
Marketing and Sales	572,828	544,037	28,791	5.3%
Payroll and related expenses	3,299,070	2,726,028	573,042	21.0%
Professional fees	422,543	678,453	(255,910)	-37.7%
Travel	33,227	75,986	(42,759)	-56.3%
Stock based compensation	123,463	202,834	(79,371)	-39.1%
Other	3,343	16,943	(13,600)	-80.3%
Selling, General and Administrative Expenses	$5,061,673	$4,785,985	$275,688	5.8%

The increase of SG&A during the three and nine months ended March 31, 2009 includes the costs of compensation for employees affected by the restructuring at Avensys Solutions as well as expenses associated with the addition of the operations acquired in Willer transaction.

Research and Development

For the three and nine months ended March 31, 2009, research and development expenses primarily consisted of salaries and related expenses for research personnel, prototype manufacturing and testing at the ITF Labs facility in Montreal, Quebec.

Research and development expenses for the three and nine month periods ended March 31, 2009 decreased by $393,640 and $801,857, respectively, compared with the same periods in 2008. The reductions in expenses are primarily attributable to an increase in prototype and experimental product sales that result in R&D expenses being transferred to cost of goods sold.

Stock Based Compensation

Stock based compensation, which is included in ‘Selling, general and administrative’ expenses, for the three and nine month periods ended March 31, 2009, was $38,439 and $123,463, respectively, compared to $50,688 and $202,834 for the same period last year. The decreases in stock based compensation expenses are primarily attributed to the decrease in the quantities and calculated fair values of employee stock options issued during the year ended June 30, 2008. The fair value of the employee stock options is determined using the Black-Scholes Model and the expenses are recorded evenly over the vesting period on each stock option grant.

Other Income (Expenses)

Other income (expenses) consists of the following:

	Three Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Other income (expenses), net	8,229	55,025	(46,796)	-85.0%
Loss on redemption of convertible debentures	-	-	-	0.0%
Financial expenses, net	(77,240)	(82,615)	5,375	-6.5%
Debentures and balance of purchase price accretion	(342,481)	(234,168)	(108,313)	46.3%
Loss on extinguishment of debt	-	-	-	0.0%
Change in fair value of derivative financial instruments	440,328	(97,088)	537,416	-553.5%
Other income (expenses)	$28,836	$(358,846)	$387,682	-108.0%

	Nine Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Other income (expenses), net	27,488	57,364	(29,876)	-52.1%
Loss on redemption of convertible debentures	-	(1,422,577)	1,422,577	-100.0%
Interest expense, net	(107,353)	(552,158)	444,805	-80.6%
Debentures and balance of purchase price accretion	(952,776)	(679,398)	(273,378)	40.2%
Loss on extinguishment of debt	(47,044)	-	(47,044)	-100.0%
Change in fair value of derivative financial instruments	1,616,994	241,777	1,375,217	568.8%
Other income (expenses)	$537,309	$(2,354,992)	$2,892,301	-122.8%

Refundable Tax Credits

Refundable tax credits for the three and nine month periods ended March 31, 2009, decreased by $93,226 and $331,140, respectively, compared with the same period in 2008. As with R&D expenses, the decrease in refundable tax credits is also related to the increase in sales of prototype and experimental products at the Avensys Tech division. The Company includes investment tax credits arising from research and development activities as part of the income tax provision for the period. The Company’s income tax provision for the three month period ended March 31, 2009 includes only such tax credits, arising from research and development activities. The Company’s investment tax credit recovery for the nine months ended March 31, 2009 was negatively affected as a result of revisions to amounts previously estimated and recorded for credits related to the fiscal year ended June 30, 2007. As a result of these revisions, which relate to new information obtained following the taxation authorities’ examination, the investment tax credit recoveries pertaining to the year ended June 30, 2007 were determined to be $59,057 less than expected. The resulting unfavorable adjustment to investment tax credits receivable was recorded during the three months ended September 30, 2008. The investment tax credits recorded by the Company are subject to review and approval by taxation authorities and it is possible that the amounts granted will be different from the amounts recorded by the Company.

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

	Avensys Tech
	Three Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Net revenues from external customers	2,919,069	3,790,100	(871,031)	-23.0%

Cost of net revenues	2,150,878	2,538,980	(388,101)	-15.3%
Marketing and sales expense	169,257	256,147	(86,890)	-33.9%
General and administrative expense	282,984	428,492	(145,508)	-34.0%
Research and development expense	249,812	643,452	(393,640)	-61.2%
Depreciation and amortization expense	83,365	140,231	(56,866)	-40.6%

Direct costs	2,936,297	4,007,302	(1,071,005)	-26.7%

Direct contribution	(17,227)	(217,202)	199,974	92.1%

	Avensys Tech
	Nine Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Net revenues from external customers	9,378,547	10,583,818	(1,205,271)	-11.4%

Cost of net revenues	6,850,023	6,826,466	23,557	0.3%
Marketing and sales expense	430,363	527,636	(97,273)	-18.4%
General and administrative expense	911,730	721,136	190,593	26.4%
Loss on impairment of Goodwill	2,605,391	-	2,605,391	100.0%
Research and development expense	1,003,857	1,805,714	(801,857)	-44.4%
Depreciation and amortization expense	230,486	273,720	(43,234)	-15.8%

Direct costs	12,031,850	10,154,672	1,877,178	18.5%

Direct contribution	(2,653,303)	429,146	(3,082,449)	-718.3%

Direct costs for the Avensys Tech division decreased 26.7 % and increased 18.5% for the three and nine month periods ended March 31, 2009, respectively, over the same periods in the previous year. The decrease for the three month period is primarily due to a reduction in research and development expenses due to an increase in prototype and experimental product sales that result in R&D expenses being transferred to cost of goods sold. The increase for the nine month period is attributed to the loss on impairment of goodwill recorded in the second quarter.

	Avensys Solutions
	Three Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Net revenues from external customers	2,490,530	1,990,695	499,835	25.1%

Cost of net revenues	1,345,011	1,235,875	109,136	8.8%
Marketing and sales expense	659,539	461,123	198,416	43.0%
General and administrative expense	279,101	151,782	127,319	83.9%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	26,408	8,585	17,823	207.6%

Direct costs	2,310,059	1,857,365	452,694	24.4%

Direct contribution	180,471	133,330	47,141	35.4%

	Avensys Solutions
	Nine Months Ended March 31,
	2009	2008	Change	Change
	$	$	$	%
Net revenues from external customers	7,118,573	4,075,405	3,043,168	74.7%

Cost of net revenues	4,169,562	2,509,586	1,659,976	66.1%
Marketing and sales expense	2,033,817	1,244,062	789,755	63.5%
General and administrative expense	812,793	419,680	393,113	93.7%
Loss on impairment of goodwill	1,283,253	-	1,283,253	100.0%
Research and development expense	-	-	-	0.0%
Depreciation and amortization expense	85,118	23,251	61,867	266.1%

Direct costs	8,384,543	4,196,579	4,187,964	99.8%

Direct contribution	(1,265,970)	(121,174)	(1,144,796)	-944.8%

Direct costs for the Avensys Solutions division increased 24.4% and 99.8% for the three and nine month periods ended March 31, 2009, over the same periods in the previous year. The growth in direct costs is highlighted by an increase in general and administrative expenses associated with the administrative salaries from the Willer acquisition and increased training costs.

Net Loss

Our net loss of $134,257 for the three month period ended March 31, 2009 decreased by $139,522 compared to the net loss of $273,779 for the same period in 2008. This decrease is the result of reduced research and development expenses due to an increase in prototype and experimental product sales that result in R&D expenses being transferred to cost of goods sold.

For the nine month period ended March 31, 2009, net loss of $4,055,521 increased by $1,220,066 compared to the net loss of $2,835,455 for the same period last year. This increase resulted from the goodwill impairment of $3,888,644 for the nine month period ended March 31, 2009, compared to zero for the same period in 2008. The impairment of goodwill resulted from an estimate that the fair values of the Avensys Solutions and Avensys Tech reporting units are below their respective carrying values. The estimated fair values have been impacted by the continued decline in the Company’s market capitalization coupled with weak industry outlook and a change in the timeframe to realize growth and cash flows objectives.

We incurred liabilities that are treated as derivative financial instruments as part of our acquisition of ITF Optical assets, the August 2006 (First Tranche) and November 2006 (Second Tranche) financing ("derivative liabilities") and the Senior Secured OID Convertible Note issued in September 2007. These derivative liabilities are re-evaluated at each period end using the Black-Scholes option pricing model, and are, consequently, sensitive to changes in the market price of our own shares. Due to this expanded use of derivative financial instruments, the volatility of our results of operations has increased considerably, as they are increasingly affected by fluctuations in the fair value of our shares. At March 31, 2009 and 2008, our share price was $0.012 and $0.085 a share, respectively, which impacted the fair values of the derivative liabilities on our balance sheet at those dates and reduced our net loss for the three and nine month periods ended March 31, 2009 by $440,328 and $1,616,994, respectively, and impacted our net loss for the three and nine month periods ended March 31, 2008 by an increase of $97,088 and a decrease of $241,777, respectively.

Financial Condition, Liquidity and Capital Resources

As discussed in Note 1 to the financial statements the Company’s operating subsidiary, Avensys Inc., renewed its line of credit with a financial institution in March 2009. The line of credit will come up for renewal no later than October 31, 2009, and will be reviewed based on AVI’s financial statements of June 30, 2009. At December 31, 2008 AVI was not in respect of the financial covenants pertaining to its line of credit with the financial institution. This constituted an event of default which triggered cross-default clauses affecting the Company’s Working Capital Facility (Note 7(a)) and Senior Secured Convertible Debenture (Note 11). Subsequently, the Company obtained waivers with respect to such cross-default clauses for the Working Capital Facility and Senior Secured Convertible Debenture, and AVI obtained an exemption from the requirement to respect certain financial covenants until June 30, 2009. The material uncertainties resulting from the above events and conditions are such that there exists substantial doubt that the Company would be able to continue as a going concern at March 31, 2009. The Company’s continuation as a going concern is dependent upon the continued support of shareholders, lenders and suppliers and its ability to obtain additional cash to allow for the satisfaction of its obligations on a timely basis.

Management has taken steps to revise the Company’s operating and financial requirements. During the third quarter of fiscal 2009, as described in Note 7(d), the Company obtained additional research and development investment tax credit financing from a financial institution. Also, during the first quarter of fiscal 2009, as described in Note 8 to the financial statements, the Company amended an agreement with the former shareholders of ITF Optical Technologies during the first quarter of fiscal 2009. The amendment postponed, by 18 months, the exercise date of a put option that could have required the cash outlay of CAD $2,000,000 between April and October 2009.

Historically, our operations have been financed primarily from cash on hand, from the sale of common shares or the sale of convertible debentures. The operations of our subsidiary Avensys Inc. have been supported primarily from revenue from the sales of its products and services.

As at March 31, 2009, net working capital decreased to a deficit of $345,764, compared to net working capital of $700,503 at June 30, 2008. Included in these figures for net working capital:

	March 31,	June 30,
	2009	2008	Change	Change
	$	$	$	%
Cash, cash equivalents, and short term investments	387,540	369,396	18,144	5%
Receivables	5,450,532	7,045,825	(1,595,293)	-23%
Inventory	2,138,708	2,178,686	(39,978)	-2%
Other current assets	137,046	243,409	(106,363)	-44%
Current assets	8,113,826	9,837,316	(1,723,490)	-18%

Accounts payable and accrued liabilities	4,709,521	6,401,379	(1,691,858)	-26%
Loans payable	3,052,046	2,554,371	497,675	19%
Current portion of convertible debentures	553,031	-	553,031	100%
Other current liabilities	144,992	181,063	(36,071)	-20%
Current Liabilities	8,459,590	9,136,813	(677,223)	-7%

Net working capital (deficit)	(345,764)	700,503	(1,046,267)	-149%

During the three month period ended March 31, 2009, the Company, having produced a net loss of $134,257, generated $285,046 of cash by Operating Activities from continuing operations. During the nine month period ended March 31, 2009, the Company, having produced a net loss of $4,055,521, used $34,584 of cash to fund Operating Activities from continuing operations. Excluding working capital items, the Company generated $314,622 and $394,745, respectively, of cash by Operating Activities from continuing operations for the three and nine month periods ended March 31, 2009.

An analysis of the three month periods is as follows:

	Three Months Ended March 31,
	2009	2008	Change
	$	$	$
Net (loss) income	(134,257)	(273,779)	139,522
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	448,879	239,810	209,069
	314,622	(33,969)	348,591
Change in accounts receivable and other receivables	720,972	(599,902)	1,320,874
Change in accounts payable and accrued liabilities	(970,158)	(304,857)	(665,301)
Change in other current assets and current liabilities	219,610	247,101	(27,491)
Net cash generated by (used in) operating activities from continuing operations	$285,046	$(691,627)	976,673

An analysis of the nine month periods is as follows:

	Nine Months Ended March 31,
	2009	2008	Change
	$	$	$
Net (loss) income	(4,055,521)	(2,835,455)	(1,220,066)
Net adjustments to reconcile net profit (loss) to cash generated by (used in) operating activities	4,450,266	2,449,845	2,000,421
	394,745	(385,610)	780,355
Change in accounts receivable and other receivables	618,829	(712,321)	1,331,150
Change in accounts payable and accrued liabilities	(488,125)	(89,510)	(398,615)
Change in other current assets and current liabilities	(560,033)	(386,500)	(173,533)
Net cash generated by (used in) operating activities from continuing operations
	$(34,584)	$(1,573,941)	1,539,357

During the three month period ended March 31, 2009, we mainly financed our operations through the cash flows generated by Avensys from the sales of products and services.

Selected Balance Sheet information:

	As of March 31,	As of June 30,
	2009	2008	Change
	$	$
Total Assets	13,062,783	21,340,474	(8,277,691)
Current Liabilities	8,459,590	9,136,813	(677,223)
Long-Term Liabilities	2,880,852	4,560,670	(1,679,818)
Non-Controlling Interest	-	7,677	(7,677)
Total Stockholder's Equity	1,722,341	7,635,314	(5,912,973)

The $8,277,691 decrease in total assets is attributable to impairment of goodwill, decreases in long-lived assets due to depreciation and amortization, the impact of foreign currency translation and reductions in cash and accounts receivable. The $677,223 decrease in current liabilities is mainly attributable to a decrease in accounts payable and accrued liabilities, offset by increases in bank and other loans payable and the addition of a current portion of convertible debentures. The decrease in long-term liabilities is primarily attributable to the revaluation of the balance of purchase price payable described in Note 8 to the financial statements and the change in fair value of derivative financial instruments.

As of March 31, 2009, the Company had 99,086,152 issued and outstanding shares compared to 99,036,152 on June 30, 2008.

Stock options outstanding at March 31, 2009 totaled 9,406,773 at a weighted average exercise price of $0.34 and have a weighted average remaining contractual life of 3.47 years. Stock options outstanding at June 30, 2008 totaled 10,036,773 at a weighted average exercise price of $0.35 and had a weighted average remaining contractual life of 4.05 years.

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

The Convertible Note contains events of default that would permit the Investor to demand repayment. At December 31, 2008, certain failed covenants with a financial institution triggered a cross-default clause within the Convertible Note. However, the Company has obtained waivers with respect to the cross-default clause for the Working Senior Secured Convertible Debenture, and obtained an exemption from the requirement to respect certain financial covenants with the financial institution in question until June 30, 2009

The SPL with respect to this Convertible Note contains certain covenants (a) related to the conduct of the business of the Company and its subsidiaries; (b) related to certain financial covenants; (c) related to creation or assumption of liens other than liens created pursuant to the SPL, as defined in the SPL; (d) for so long as this Note remains outstanding, the Company shall not, without the consent of the holder of the Convertible Note, create, incur, guarantee, issue, assume or in any manner become liable in respect of any indebtedness, other than permitted indebtedness, or issue other securities that rank senior to this Convertible Note provided however that the Company could have a certain maximum amount of outstanding bank debt.

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

There have been no significant changes during the third quarter of fiscal year 2009 to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended June 30, 2008, Other than for elements described in Recent Accounting Pronouncements below.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parents and its non-controlling interest. SFAS is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the provisions of SFAS 160 effective January 1, 2009. The adoption of this standard did not have a significant impact on the consolidated financial position and results of operations of the Company.

In April 2008, FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. The Company adopted FSP FAS 142-3 effective January 1, 2009. The adoption of this FSP did not have a significant impact on the consolidated financial position and results of operations of the Company.

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

On November 17, 2008, a lawsuit was filed by a former employee under British Columbia Law in the Supreme Court of British Columbia for a total amount of CAD $120,000, with regards to alleged breach of employment contract. The Company has filed its Statement of defense, and is in the process of contesting the case vigorously.

Avensys is not a party to any other pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Avensys’ business.

ITEM 1A.

There have been no material changes in our risk factors from those disclosed in our Form 10-K filed with the SEC on October 17, 2008, for the period ended June 30, 2008.

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

32.1  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2  Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2009.

AVENSYS CORPORATION
(Registrant)

BY:	/s/ John Fraser
John Fraser, President and Chief Executive
Officer (Principal Executive Officer)

BY:	/s/ André Maréchal
André Maréchal, Chief Financial Officer,
(Principal Financial and Accounting Officer)